Form 10-Q
period 1993-12-31
FOREST LABORATORIES INC
filed 1994-02-14
CIK 38074

This conforming paper format document is being submitted pursuant to Rule 901(d) of Regulation S-T.
                                FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    ----------------------------------

(Mark One)
 -----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----          SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1993

 -----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----          SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to __________________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- --------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                          11-1798614
- -------------------------------                            ---------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

150 East 58th Street
- --------------------
  New York, New York                                          10155-0015
- --------------------                                        -------------
(address of principal                                         (Zip Code)
  executive office)

Registrant's telephone number, including area code            212-421-7850
                                                            ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                            -----             -----

Number of shares outstanding of Registrant's Common Stock
as of February 14, 1994: 43,642,193.
Part I - Financial Information
- ------------------------------
                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           December 31, 1993
(In thousands)                                (Unaudited)      March 31, 1993
                                           -----------------   --------------

ASSETS
- ------
Current assets:
 Cash (including cash equivalent investments
   of $208,526 in December and $160,180 in
   March)                                    $215,706       $172,286


 Accounts receivable, less allowances
   of $5,368 in December and $4,630 in March  114,981         90,965

 Inventories:
   Raw materials                               11,360         11,490
   Work in process                              3,711          2,664
   Finished goods                              23,818         24,067
                                             --------       --------

                                               38,889         38,221

 Deferred income taxes                          7,891          9,039

 Other current assets                           4,880          4,125
                                             --------       --------
   Total current assets                       382,347        314,636
                                             --------       --------
Long-term marketable securities                12,617         20,058
                                             --------       --------
Property, plant and equipment                  54,232         49,131
 Less: Accumulated depreciation                20,631         19,320
                                             --------       --------
   Net property, plant and equipment           33,601         29,811
                                             --------       --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $5,458 in December
   and $4,988 in March                         19,501         19,971

 License agreements and other intangible assets,
   less accumulated amortization of $28,000
   in December and $23,349 in March           132,813        123,677

 Deferred income taxes                          6,673          6,520

 Other                                          6,408          5,839
                                             --------       --------
   Total other assets                         165,395        156,007
                                             --------       --------
        TOTAL ASSETS                         $593,960       $520,512
                                             ========       ========
See notes to condensed consolidated financial statements.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                           December 31, 1993
(In thousands, except for par values)         (Unaudited)      March 31, 1993
                                           -----------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:

 Accounts payable                            $ 14,416       $  7,958

 Accrued expenses                              26,244         21,191

 Income taxes payable                           6,254         11,996
                                             --------       --------
   Total current liabilities                   46,914         41,145
                                             --------       --------
Deferred income taxes                             205            191
                                             --------       --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; authorized 200 shares;
   no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000 in December and 100,000 in March;
   issued 46,095 shares in December and
   45,515 shares in March                       4,609          4,551

 Capital in excess of par                     268,899        253,257

 Retained earnings                            315,313        257,413

 Cumulative foreign currency
   translation adjustments                  (   4,205)     (   2,658)
                                             --------       --------
                                              584,616        512,563

Less common stock in treasury,
 at cost (2,585 shares in December and
 2,490 shares in March)                        37,775         33,387
                                             --------       --------
   Total shareholders' equity                 546,841        479,176
                                             --------       --------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $593,960       $520,512
                                             ========       ========



See notes to condensed consolidated financial statements

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


(In thousands, except             Three Months Ended      Nine Months Ended
per share amounts)                    December 31,           December 31,
                                  ------------------     ------------------
                                    1993     1992          1993      1992
                                  -------   -------      --------  --------
Net sales                         $96,996   $75,472      $259,062  $211,056

Other income                        2,003     2,661         7,075     8,406
                                  -------   -------       -------   -------
                                   98,999    78,133       266,137   219,462
                                  -------   -------       -------   -------
Costs and expenses:
 Cost of sales                     17,571    13,771        47,087    40,544


 Selling, general and
   administrative                  40,553    31,721       107,737    88,185

 Interest                                       595                   1,783

 Research and development           8,208     5,750        20,690    16,122
                                  -------   -------       -------   -------
                                   66,332    51,837       175,514   146,634
                                  -------   -------       -------   -------
Income before income taxes         32,667    26,296        90,623    72,828

Income taxes                       11,858     9,557        32,723    26,323
                                  -------   -------       -------   -------
Net income                        $20,809   $16,739      $ 57,900  $ 46,505
                                  =======   =======      ========  ========
Earnings per common
 and common equivalent share:
   Primary                           $.45      $.37         $1.27     $1.03
                                     ====      ====         =====     =====
   Fully diluted                     $.45      $.37         $1.25     $1.02
                                     ====      ====         =====     =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                         46,161    45,685        45,757    45,356
                                   ======    ======        ======    ======
   Fully diluted                   46,443    45,833        46,437    45,756
                                   ======    ======        ======    ======
Dividends per share                  $-0-      $-0-          $-0-      $-0-
                                     ====      ====          ====      ====


See notes to condensed consolidated financial statements

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                  Nine Months Ended
(In thousands)                                       December 31,
                                             ------------------------
                                                1993          1992
                                             ---------      ---------
Cash flows from operating activities:
  Net income                                 $ 57,900       $ 46,505
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:

    Depreciation                                2,728          2,786
    Amortization                                5,121          4,988
    Deferred income tax expense (benefit)       1,009      (     614)
    Foreign currency transactions gain      (     346)     (     240)
    Net change in operating assets
      and liabilities:
        Decrease (increase) in:
          Accounts receivable, net          (  24,016)     (  25,766)
        Inventories                         (     668)     (   6,849)
          Other current assets              (     755)     (     545)
        Increase (decrease) in:
          Accounts payable                      6,458      (     234)
          Accrued expenses                      5,053          9,088
          Income taxes payable              (   5,742)           310
        Increase in other assets            (     569)     (   6,250)
                                             --------       --------
  Net cash provided by operating activities    46,173         23,179
                                             --------       --------

Cash flows from investing activities:
  Purchase of property, plant
    and equipment, net                      (   6,615)     (   3,917)
  Redemption of long-term marketable
    securities                                  7,439            398
  Purchase of license agreements
    and other intangible assets             (  13,787)     (  12,153)
                                             --------       --------
      Net cash used in investing activities (  12,963)     (  15,672)
                                             --------       --------

- - Continued -

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                - Continued -
                                                 Nine Months Ended
(In thousands)                                      December 31,
                                             -----------------------
                                               1993           1992
                                             --------       --------

Cash flows from financing activities:
 Net proceeds from common stock options
   exercised by employees under stock
   option plans                              $  4,109       $  8,091

 Tax benefit realized from the exercise of
   stock options by employees                   7,203         20,783

 Payment of debt                                           (  14,543)
                                             --------       --------
  Net cash provided by financing activities    11,312         14,331
                                             --------       --------
Effect of exchange rate changes on cash     (   1,102)     (   1,485)
                                             --------       --------
Increase in cash and cash equivalents          43,420         20,353
Cash and cash equivalents,
   beginning of period                        172,286        133,477
                                             --------       --------
Cash and cash equivalents, end of period     $215,706       $153,830
                                             ========       ========
Supplemental disclosures of cash flow
 information:

Cash paid during the period for:
 Interest                                                   $  3,030
 Income taxes                                $ 30,282          5,845

Supplemental schedule of noncash
 financing activities:
 Tax benefit to be realized from the
   exercise of stock options by employees                   $ 14,217




See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending March 31, 1994. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1993.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY The financial condition of the Company continues to be strong. The increase in cash and accounts receivable resulted from the increase in sales and profits due to the continued strong growth of the Company's principal promoted products and the launch of Flumadine , which is used for the treatment and prophylaxis of Influenza A. The decrease in long-term marketable securities was due to the maturity of long-term bonds of the Commonwealth of Puerto Rico. The decrease in deferred income taxes resulted from the Company utilizing a portion of tax benefit carryforwards. The increase in property, plant and equipment was primarily the result of the Company's expansion of its' facilities in St. Louis, Missouri and Dublin, Ireland. Increases in accounts payable and accrued expenses were attributable to an increase in the level of the Company's overall operations resulting primarily from higher sales. The increase in license agreements was due principally to the final license fee payment made by the Company at the time of the Flumadine launch. The decrease in income tax payable resulted from the Company recording a tax benefit from the exercise of employee stock options.

The Company is in the process of expanding its facilities in Long Island, New York, and Dublin, Ireland. This expansion will increase the Company's manufacturing and warehousing capacity for its existing and future products. Management believes that current cash levels coupled with funds to be generated by on-going operations will adequately support these capital expenditures and should facilitate potential acquisitions of products or companies.

RESULTS OF OPERATIONS Net sales for the three and nine month periods ended December 31,1993 increased $21,524,000 and $48,006,000, respectively, as compared with the same periods last year. For the three months, the increase was attributed principally to the introduction by the Company, during the quarter, of Flumadine ($10,500,000 of such increase). Net volume growth of the Company's principal promoted products and specialty release generic products amounted to $7,643,000 and $30,339,000 for the three and nine months, respectively. Sales volume of the Company's unpromoted product lines increased $3,401,000 and $4,919,000 respectively. Foreign exchange translation rate declines reduced net sales by $744,000 for the quarter and $5,919,000 for the nine months. The remainder of the net sales increases were attributed to price increases during both periods.

Cost of sales as a percentage of sales remained constant at 18% for the current quarter compared with the same period last year. For the nine month period, cost of sales decreased to 18% from 19% due principally to changes in product mix and volume increases.

The increase in selling, general and administrative expense during the current three and nine month periods as compared with the prior year resulted principally from increased marketing activities related to the Company's principal promoted products and the launch costs for the introduction of Flumadine . As a percentage of sales, selling, general and administrative expense did not change as compared with the same periods last year.

Research and development expense increased during the current quarter and nine months over the same periods last year principally due to the cost of conducting clinical trials for Synapton and Monurol . Synapton is the Company's controlled release formulation of physostigmine, and is being tested for the treatment of Alzheimer's Disease. Monurol is a single dose antibiotic used for the treatment of uncomplicated urinary tract infections. The Company anticipates further increases in research and development expense as a result of continued clinical studies on these and other products in development.

Part II - Other Information
- ---------------------------

Item 1.    Legal Proceedings
           -----------------

           In addition to the similar proceedings described in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the Company has been served in approximately 10 additional actions in various federal district courts. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products in violation of federal law. The actions were brought by various pharmacies and seek injunctive relief and monetary damages. On February 4, 1994, the Judicial Panel on Multi-District Litigation has ordered these actions consolidated for coordinated proceedings in the Federal District Court for the Northern District of Illinois (Chicago). The Company believes the lawsuits are without merit and intends to defend them vigorously.

Item 6.    (b) Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1994



                                                 Forest Laboratories, Inc.
                                                 -------------------------
                                                 (Registrant)



                                                 /s/ Howard Solomon
                                                 -------------------------
                                                 Howard Solomon
                                                 President and Chief
                                                 Executive Officer



                                                 /s/ Kenneth E. Goodman
                                                 -------------------------
                                                 Kenneth E. Goodman
                                                 Vice President - Finance

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1994



                                                 Forest Laboratories, Inc.
                                                 -------------------------
                                                 (Registrant)




                                                 -------------------------
                                                 Howard Solomon
                                                 President and Chief
                                                 Executive Officer



                                                 -------------------------
                                                 Kenneth E. Goodman
                                                 Vice President - Finance