Form 10-K
period 1994-03-31
FOREST LABORATORIES INC
filed 1994-06-28
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
                    			  Washington, D. C. 20549

                     			      -------------

                            			 FORM 10-K

(Mark One)
 ____
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended March 31, 1994

 ____
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ___________________


			Commission File No. 1-5438

                  			 FOREST LABORATORIES, INC.
	  (Exact name of registrant as specified in its charter)

	   DELAWARE                                      11-1798614
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

150 East 58th Street, New York, New York          10155-0015
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including
  area code:                                   (212) 421-7850

Securities registered pursuant to Section 12(b) of the Act:

                                    				  NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                      WHICH REGISTERED
      -------------------                 ------------------------
Common Stock, $.10 par value              American Stock Exchange

Rights to purchase one                    American Stock Exchange
one-hundredth share of Series A
Junior Participating Preferred
Stock, par value $1.00 per share

Securities registered pursuant to Section 12(g) of the Act:

                             				   None
PAGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        	      ____                   ____
       YES    / X /           NO     /   /
	             ----                   ----

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's
knowledge, in the Proxy Statement incorporated by reference in  ____
Part III of this Form 10-K or any amendment to this Form 10-K  / X /.
                                                 							       ----
The aggregate market value of the voting stock held by
non-affiliates of the registrant as of June 27, 1994 is
$1,920,828,459.

Number of shares outstanding of registrant's Common Stock as of June 27, 1994: 43,785,921.
The following documents are incorporated by reference herein:

      Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
      Exchange Act of 1934 in connection with the 1993 Annual
      Meeting of Stockholders of registrant.

      Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1994.

                          			   --------------


                                				 -2-
PAGE

                                  PART I


ITEM 1.  BUSINESS
       	 --------
GENERAL

          Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's salesforce and its controlled release line of generic products sold to wholesalers, chain drug stores and generic distributors. In recent years the Company has emphasized increased detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the introduction of new products acquired from other companies or developed by the Company.

          Forest's products include those developed by Forest and those acquired from other pharmaceutical companies and integrated into Forest's marketing and distribution systems. See "Recent
Developments."

          Forest is a Delaware corporation organized in 1956, and its principal executive offices are located at 150 East 58th
Street, New York, New York 10155-10015 (telephone number
(212-421-7850).

RECENT DEVELOPMENTS

          PROSTAGLANDIN E(2) INSERT: In October 1993, Forest entered into a license and supply agreement granting Forest exclusive United States rights to develop and market a pessary infused with the hormone Prostaglandin E(2). The product will be used for the initiation or continuation of cervical ripening in patients where there is a medical or obstetrical indication for the induction of labor. A New Drug Application (an "NDA") was filed with the United States Food and Drug Administration (the "FDA") with respect to this product in December 1993. The Company plans to market this product under the brand name Cervidil-TM- C.R.

          FLUMADINE: In September 1993, Forest received the approval of the FDA to market rimantadine, an antiviral agent used for the treatment and prophylaxis of Influenza A. The Company markets this product under the trademark Flumadine-R-.

          FOSFOMYCIN TROMETAMOL: In November 1991, the Company entered into a licensing agreement with the Zambon Group of Italy for the marketing by the Company in the United States of the antibiotic fosfomycin trometamol. Fosfomycin trometamol is currently approved for marketing in eleven countries, including the United Kingdom, Germany, Italy and Spain, under the brand name Monurol-R-. The product is a single dose antibiotic used for the treatment of uncomplicated urinary tract infections. There are currently no single dose antibiotics approved for this indication in the United States. It is currently anticipated that an NDA will be filed for the product in 1994.

          INFASURF: In June 1991, the Company entered into a licensing agreement with ONY, Inc. for the marketing by the Company in the United States, the United Kingdom and Canada of the product Infasurf-R- for the treatment of respiratory distress syndrome in premature infants. Such licensing arrangements were expanded in May 1992 to include worldwide rights to the product. Infasurf is currently in Phase III clinical trials in the United States. The Company is also conducting early stage clinical trials of Infasurf in order to evaluate its possible use in adult respiratory distress syndrome. It is currently anticipated that an NDA will be filed for the product in 1994.

          SYNAPTON: The Company is conducting multi-center clinical trials to study the safety and efficacy of Synapton-TM- for the treatment of Alzheimer's Disease. Synapton contains physostigmine, a cholinesterase inhibitor. Cholinesterase is an enzyme which metabolizes or breaks down acetylcholine, which is the neurotransmitter in the brain most associated with memory.
It is believed that in Alzheimer's patients, the cells that produce acetylcholine progressively die, and it is the reduced availability of this important neurotransmitter that is believed to contribute to the patient's mental deterioration. Synapton is formulated to partially inhibit cholinesterase activity so that the acetylcholine produced by the body is available for a longer period of time. It is recognized that cholinesterase inhibitors generally are not a cure for Alzheimer's Disease but are expected to have an ameliorative effect for certain patients.

          Synapton is a controlled release formulation of physostigmine. Synapton makes use of Forest's patented Synchron-R-technology which provides for the continuous release of medication into the bloodstream and, in the case of Synapton, permits twice-a-day administration. The Company has concluded one Phase III clinical study which demonstrates Synapton's effectiveness. The Company hopes to complete a second successful Phase III study which would enable an NDA to be filed.

          MICTURIN: In August 1989, Forest completed and submitted a full NDA to the FDA covering Micturin-R-, which is licensed to Forest in the United States by the Swedish pharmaceutical manufacturer Pharmacia AB ("Pharmacia"). The product had been marketed outside the United States by Pharmacia since 1986 and by 1991 was approved and marketed in 20 countries, with over 400 million doses having been sold. In mid-1991, some cases of a rare but serious cardiac side effect, polymorphic ventricular tachycardia, were reported principally in the United Kingdom among patients taking Micturin. In all but a few of those cases, the patients appeared to have identifiable predisposing risk factors. As a result of those reports, the United Kingdom Committee on the Safety of Medicines (the "CSM") sent a letter to physicians and pharmacists advising them of those reported cases and contraindicating the drug for patients with the predisposing risk factors. In September 1991, following the CSM action and after regulatory action in other markets, including withdrawals of the product in Germany and Austria, Pharmacia withdrew Micturin from all markets worldwide.
Following the worldwide withdrawal of Micturin, the FDA requested that Forest discontinue its ongoing studies of Micturin in the United States until the FDA could review the possible relationship between the use of Micturin and the reported cardiac side effect. Forest is presently conducting clinical studies to further assess Micturin's safety.

PRINCIPAL PRODUCTS

          The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforce to concentrate on specialty groups of physicians who are high prescribers of its products. Such products include the respiratory products Aerobid-R-, Aerochamber-R- and Tessalon-R-, the thyroid product Levothroid-R-, the ESGIC-R- and Lorcet-R- lines of analgesics and Flumadine (See "Recent Developments").

          Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 21.3% of Forest's sales for the fiscal year ended March 31, 1994 as compared to 17.7% and 14.2% for the fiscal years ended March 31,
1993 and 1992, respectively.   During fiscal 1992, the National
Institutes of Health recommended inhaled steroid therapy as a first-line therapy for an expanded group of asthma patients, rather than bronchodilators (such as beta-2-agonists and theophylline). This recommendation has resulted in the increased use of metered dose inhaled corticosteroids such as Aerobid. Aerochamber is a spacer device used to improve the delivery of aerosol administered products, including Aerobid.

          ESGIC and its line extension, ESGIC Plus, are combination analgesic/sedatives for the relief of tension headaches, while Lorcet is a line of potent analgesics. Lorcet sales accounted for 11.2% of sales for the fiscal year ended March 31, 1994, as compared to 7.8% and 6.7% of sales for the fiscal years ended March 31, 1993 and 1992, respectively. Tessalon is a solid dose non-narcotic cough suppressant. Sales of Tessalon (including sales of a generic formulation) accounted for 6.0% of sales for the fiscal year ended March 31, 1994, as compared to 10.9% and 7.9% for the fiscal years ended March 31, 1993 and 1992, respectively.

          Forest's generic line emphasizes the Company's capability to produce difficult to formulate controlled release products which are sold in the United States by Forest's Inwood Laboratories, Inc. subsidiary. Inwood's most important products include Propranolol E.R., a controlled release beta blocker used in the treatment of hypertension, Indomethacin E.R., a controlled release non-steroidal anti-inflammatory drug used in the treatment of arthritis, and Theochron-TM- , a controlled release theophylline tablet used in treatment of asthma. Sales of Propranolol accounted for 14.3% of Forest's sales for the fiscal year ended March 31, 1994, as compared to 14.1% and 12.5% for the fiscal years ended March 31, 1993 and 1992, respectively.

          The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem, a topical preparation for the treatment of diaper rash, Colomycin, an antibiotic used in the treatment of Cystic Fibrosis and Suscard and Sustac, sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle.

MARKETING

          In the United States, Forest directly markets its products through its domestic salesforce, currently numbering
450 persons, which details products directly to physicians, pharmacies and managed care organizations. The expansion of Forest's direct sales efforts and related promotional activities has significantly increased sales of Forest's branded ethical pharmaceutical products, including certain of those acquired or licensed by Forest. See "Principal Products". In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 62 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

COMPETITION

          The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive controlled release technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind sold by Forest and drugs utilizing controlled release technologies. Many of these companies have substantially greater financial resources than Forest. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutial products in equivalent therapeutic categories, including certain of the Company's principal promoted products.

GOVERNMENT REGULATION

          The pharmaceutical industry is subject to comprehensive government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs. In the United States, products developed, manufactured or sold by Forest are subject to regulation by the FDA, principally under the Federal Food, Drug and Cosmetic Act, as well as by other federal and state agencies. The FDA regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of new and old drugs, including the monitoring of compliance with good manufacturing practice regulations. Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions and criminal prosecutions based on practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recall of products as well as the withdrawal of approval of products in accordance with due process procedures. Similar regulations exist in most foreign countries in which Forest's products are manufactured or sold. In many foreign countries, such as the United Kingdom, reimbursement under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and increases if the ultimate consumer is to be eligible for reimbursement for the cost of such products.

          During the past several years the FDA, in accordance with its standard practice, has conducted a number of inspections of the Company's manufacturing facilities. Following these inspections the FDA called the Company's attention to certain

"Good Manufacturing Practices" compliance and record keeping deficiencies, including a warning letter issued April 22, 1994 with respect to Forest's manufacture of Indomethacin. The
Company believes it has satisfactorily remedied these deficiencies.

          The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United
States and other countries and is the focus of legislative efforts by the Clinton Administration in Washington. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.

          Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs. The Health Security Act (the "HSA") proposed by the Clinton Administration and currently pending before Congress is highly regulatory and contains provisions which would affect the marketing of prescription drug products. Among other things, the HSA provides for the establishment of an Advisory Council to make recommendations to the Secretary of Health and Human Services as to the reasonableness of new drug prices and contemplates the increased use of managed care programs for the provision of health care services. The debate as to reform of the health care system is expected to be protracted and the Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative process.

PRINCIPAL CUSTOMERS

          No customer accounted for more than 10% of Forest's consolidated sales in the fiscal years ended March 31, 1994 and March 31, 1993.

ENVIRONMENTAL STANDARDS

          Forest anticipates that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on capital expenditures, earnings or the competitive position of Forest.

RAW MATERIALS

          The principal raw materials used by Forest for its various products are purchased in the open market. Most of these materials are obtainable and available from several sources in the United States and elsewhere in the world, although certain of Forest's products contain patented or other exclusively manufactured materials available from only a single source. Forest has not experienced any significant shortages in supplies of such raw materials.

PRODUCT LIABILITY INSURANCE

          Forest currently maintains $50 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been claims asserted against Forest, none for which Forest has been found liable, there can be no assurance that all potential claims which may be asserted against Forest in the future would be covered by Forest's present insurance.

RESEARCH AND DEVELOPMENT

          During the year ended March 31, 1994, Forest spent approximately $27,998,000 for research and development, as compared to approximately $22,054,000 and $17,771,000 in the fiscal years ended March 31, 1993 and 1992, respectively. A portion of such funds spent for research and development in the fiscal years ended March 31, 1993 and 1992 was reimbursed to Forest pursuant to research and development contracts with other pharmaceutical companies and pursuant to two research and development agreements with Prutech Research and Development Partnership. Forest's research and development activities during the past year consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products some of which utilize the Company's controlled release technologies.

EMPLOYEES

          At March 31, 1994, Forest had a total of 1,259 employees.

PATENTS AND TRADEMARKS

          Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron technology and to other controlled release technology. The patents expire through 2008. Forest believes that patents are useful in its business; however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

          Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

          Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.   PROPERTIES
        	 ----------
          Forest owns six buildings and leases three buildings in and around Inwood, Long Island, New York, containing a total of approximately 140,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. Forest has recently acquired a 150,000 square foot building on 28 acres in Commack, New York. The building and land will initially be used for packaging, warehousing and administration and, in the future, for the expansion of Forest's Long Island facilities.

          FPI owns two facilities in Cincinnati, Ohio aggregating approximately 140,000 square feet, including a recently acquired facility of 108,000 square feet. In St. Louis, Missouri, FPI owns facilities of 22,000 square feet and 87,000 square feet and leases a 12,000 square foot facility. These facilities are used for manufacturing, warehousing and administration. It is not anticipated that the lease for the 12,000 square foot facility will be renewed. In addition, the Company sold a facility of approximately 35,000 square feet in St. Louis during 1994.

          Pharmax owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices. Approximately 15,000 square feet of such space is leased by Pharmax to other tenants.

          Forest leases two buildings of 39,250 and 34,400 square feet located in Rio Piedras, Puerto Rico, under leases which expire in 1998 subject to one five-year renewal option. The space is used by Sein-Mendez, Forest Laboratories Caribe, Inc. and Forest Pharmaceuticals, Inc., wholly-owned subsidiaries of Forest, for manufacturing, warehousing and administration.

          Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. A newly-formed subsidiary of Forest has recently commenced the development, together with the Development Authority of the Republic of Ireland of an approximately 86,000 square foot manufacturing and distribution facility to be located in Dublin, Ireland. The facility, expected to be completed in mid-1994, will be used principally for the manufacture and distribution of products in Europe.

          Forest's UAD division owns an 18,000 square foot office and distribution facility located in Jackson, Mississippi.

          Forest presently leases approximately 37,000 square feet of office space at 150 East 58th Street, New York, New York, subject to a lease which expires in 1995. Forest has recently entered into a lease for a new principal executive office at 909 Third Avenue, New York, New York. The lease covers approximately 70,000 square feet and is for a sixteen (16) year term, subject to 2 five year renewal options.

       	  Management believes that the above-described properties, including those under development, are sufficient for Forest's present and anticipated needs.

          Net rentals for leased space for the fiscal year ended
March 31, 1994 aggregated approximately $1,821,000 and for the fiscal year ended March 31, 1993 aggregated approximately
$1,691,000.


ITEM 3.   LEGAL PROCEEDINGS
        	 -----------------
          The Company and certain of its officers are currently defendants in WILSON, ET AL. V. FOREST LABORATORIES, INC., ET AL., 91 Civ. 5815 (S.D.N.Y.) (the "Federal Action"), a putative class action that seeks to assert claims based on alleged violations of the Securities Exchange Act of 1934 and common law negligent misrepresentation arising out of certain statements allegedly made by the defendants concerning Micturin.

          The Company is the nominal defendant in WEISBERG ET ANO
V. CANDEE, ET AL., (Sup. Ct. New York Cty.), a putative derivative action against the directors of the Company seeking to void certain options granted to the director defendants and require the director defendants to indemnify the Company for any liability resulting from statements concerning Micturin.

          The Company believes the claims in both cases are without merit and intends to vigorously defend the actions.

          The Company is a defendant in several actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (certain of which purport to represent a class) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions purporting to be class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." Similar actions alleging price discrimination claims under state law are pending against many pharmaceutical manufacturers, including the Company, in state courts in California and Alabama. The Company believes these actions are without merit and intends to defend them vigorously.

       	  The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
	         OF SECURITY HOLDERS
       	  -------------------------------
        	 Not Applicable.

PAGE

                           PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS
          ------------------------------
          The information required by this item is incorporated by reference to page 24 of the Annual Report.

       	  Forest has never paid cash dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future. Management presently intends to retain all available funds for the development of its business and for use as working capital. Future dividend policy will depend upon Forest's earnings, capital requirements, financial condition and other relevant factors.


ITEM 6.   SELECTED FINANCIAL DATA
	         -----------------------
          The information required by this item is incorporated by reference to page 11 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
	         AND RESULTS OF OPERATIONS
 	        -------------------------------
	         The information required by this item is incorporated by reference to pages 9 and 10 of the Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND
	         SUPPLEMENTARY DATA
	         ------------------------
        	 The information required by this item is incorporated by reference to pages 12 through 24 of the Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
	         AND FINANCIAL DISCLOSURE
          ------------------------------
          Not Applicable.

PAGE

                           PART III


     	    In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 1994 Annual Meeting of Stockholders.

                           				      -14-
PAGE

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      	   AND REPORTS ON FORM 8-K
     	    ---------------------------------------

	      (a) 1.  Financial statements.  The following consolidated
        		     financial statements of Forest Laboratories, Inc.
            		 and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

	     	            Report of Independent Certified Public
	            	     Accountants

	            	     Consolidated balance sheets -
	                  March 31, 1994 and 1993

            		     Consolidated statements of income -
	            	     years ended March 31, 1994, 1993 and 1992

	                  Consolidated statements of shareholders'
		                 equity -
	       	          years ended March 31, 1994, 1993 and 1992

            		     Consolidated statements of cash flows -
	            	     years ended March 31, 1994, 1993 and 1992

	            	     Notes to consolidated financial statements

	          2. Financial statement schedules. The following consolidated financial statement schedules of
     		        Forest Laboratories, Inc. and Subsidiaries are included herein:

Report of Independent Certified Public
Accountants                                               S-1

Schedule II    Amounts receivable from related
	              parties and underwriters, promoters
	              and employees other than related
	              parties                                    S-2

Schedule VIII  Valuation and qualifying accounts          S-3

Schedule X     Supplementary income statement
	              information                                S-4

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       	   3.  Exhibits:

    (3)(a)    Articles of Incorporation of Forest, as amended.
	             Incorporated by reference from the Current Report on Form 8-K dated March 9, 1981 filed by Forest, from Registration Statement on Form S-1 (Registration No. 2-97792) filed by Forest on May 16, 1985, from Forest's definitive proxy statement filed pursuant to Regulation 14A with respect to Forest's 1987, 1988 and 1993 Annual Meetings of Shareholders and from the Current Report on Form 8-K dated March 15, 1988.

    (3)(b)    By-laws of Forest.  Incorporated by reference from
	             Form 10-K for the fiscal year ended March 31, 1981 filed by Forest on June 26, 1981.

      (10)    Material Contracts
	             ------------------
	             10.1      Option Agreement and Registration Rights
			                     Agreement dated February 18, 1988 between
			                     Forest and Howard Solomon.  Incorporated
	                       by reference to Forest's Annual Report on
	                       Form 10-K for the fiscal year ended March
	           	           31, 1988 (the "1988 10-K").

      	       10.2      Option Agreement and Registration Rights
                        Agreement dated February 18, 1988 between
                        Forest and Joseph M. Schor. Incorporated by reference to the 1988 10-K.

              10.3      Option Agreement and Registration Rights
                        Agreement dated February 18, 1988 between
                        Forest and Kenneth E. Goodman.
                        Incorporated by reference to the 1988
       		               10-K.

              10.4      Option Agreement and Registration Rights
                     		 Agreement dated February 18, 1988 between
                        Forest and Phillip M. Satow.
                        Incorporated by reference to the 1988
                        10-K.

              10.5      Benefit Continuation Agreement dated as
                     		 of December 1, 1989 between Forest and
                        Howard Solomon.  Incorporated by
                        reference to Forest's Annual Report on
                        Form 10-K for the fiscal year ended
                        March 31, 1990 (the "1990 l0-K").

              10.6      Benefit Continuation Agreement dated as
  	                  		 of December 1, 1989 between Forest and
                        Joseph M. Schor.  Incorporated by
                        reference to the 1990 10-K.

              10.7      Benefit Continuation Agreement dated as
                     	  of May 27, 1990 between Forest and
                        Kenneth E. Goodman.  Incorporated by
                        reference to the 1990 10-K.

              10.8      Benefit Continuation Agreement dated as
                        of December 10, 1989 between Forest and
            		          Phillip M. Satow.  Incorporated by
                        reference to the 1990 10-K.

              10.9      Option Agreement dated December 10, 1990
	                       between Forest and Howard Solomon.
                        Incorporated by reference to Forest's
                        Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

              10.10     Option Agreement dated December 10, 1990
                     		 between Forest and Joseph M. Schor.
                        Incorporated by reference to the 1991
                        10-K.

              10.11     Option Agreement dated December 10, 1990
	                       between Forest and Kenneth E. Goodman.
                        Incorporated by reference to the 1991
                        10-K.

              10.12     Option Agreement dated December 10,
                        1990 between Forest and Phillip M.
                        Satow.  Incorporated by reference
                        to the 1991 10-K.

              10.13     Split Dollar Life Insurance Agreement
                        dated March 29, 1994 between Forest and
                        Howard Solomon.

              10.14     Split Dollar Life Insurance Agreement
                        dated March 29, 1994 between Forest and
             	          Joseph M. Schor.

              10.15     Split Dollar Life Insurance Agreement
       	                dated March 29, 1994 between Forest and
                        Phillip M. Satow.

               10.16    Split Dollar Life Insurance Agreement
                        dated March 29, 1994 between Forest and
                        Kenneth E. Goodman.

               (13)     Portions of the Registrant's Annual
	  	                    Report to Stockholders.

	              	22      List of Subsidiaries.  Incorporated by
		                      reference to Exhibit 22 to the 1988
	              		       10-K.

              		24 (a)  Consent of BDO Seidman

	                             			    -18-
PAGE

                                SIGNATURES

	Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  June 24, 1994
	    			 FOREST LABORATORIES, INC.



	                              			 By:   /s/ Howard Solomon
                              				    --------------------------
                                     					   Howard Solomon,
                                   				      President, Chief Executive
                                   		    			 Officer and Director


	        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

 PRINCIPAL EXECUTIVE
 OFFICER:


  /s/ Howard Solomon         President, Chief    June 24, 1994
- - ---------------------------  Executive Officer
      Howard Solomon         and Director

 PRINCIPAL FINANCIAL
 AND ACCOUNTING OFFICER:



 /s/ Kenneth E. Goodman      Vice President,      June 24, 1994
- - ---------------------------  Finance
     Kenneth E. Goodman

 DIRECTORS



  /s/ George S. Cohan        Director             June 24, 1994
- - ---------------------------
      George S. Cohan



 /s/William J. Candee, III   Director             June 24, 1994
- - ---------------------------
    William J. Candee, III

  /s/ Dan L. Goldwasser      Director             June 24, 1994
- - ---------------------------
      Dan L. Goldwasser



  /s/ Joseph Martin Schor    Director             June 24, 1994
- - --------------------------
    Joseph Martin Schor

                               				  -20-
 PAGE

         	    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Forest Laboratories, Inc.
New York, New York



The audits referred to in our report dated May 2, 1994 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to the shareholders for the year ended March 31, 1994, included the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                         					 /s/ BDO Seidman
					                                       ---------------------
  					                                            BDO Seidman



New York, New York
May 2, 1994

                                                								 SCHEDULE II


          		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

     AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND
              		       EMPLOYEES OTHER THAN RELATED PARTIES






					                                          Column D            Column E
					                                     -------------------------------------
                                                   							    Balance at end of
   Column A     Column B   Column C       Deductions                period
- - -------------------------------------------------------------------------------
		              Balance at              (1)         (2)         (1)      (2)
		              beginning              Amounts    Amounts                 Not
Name of Debtor  of period  Additions  collected  written off Current   Current
- - -------------------------------------------------------------------------------

James A. McCabe     -0-     150,000   25,000        -0-      125,000     -0-

                                                                SCHEDULE VIII

			               FOREST LABORATORIES, INC. AND SUBSIDIARIES

               				   VALUATION AND QUALIFYING ACCOUNTS

==============================================================================================================
   Column A                 Column B                 Column C                        Column D       Column E
- - --------------------------------------------------------------------------------------------------------------
						                                              Additions

			                        Balance at      (1)                      (2)                             Balance at
			                        beginning   Charged to costs    Charged to other        Deductions--     end of
Description                of period   and expenses        accounts-describe(A)    describe (B)     period
- - --------------------------------------------------------------------------------------------------------------

Year ended March 31, 1994:
 Allowance for doubtful
 accounts                  $4,630,000      $377,000             $384,000           $473,000         $4,918,000
                      		   ==========      ========             ========           ========         ==========

Year ended March 31, 1993:
 Allowance for doubtful
 accounts                  $3,893,000      $277,000             $675,000           $215,000         $4,630,000
                     			   ==========      ========             ========           ========         ==========


Year ended March 31, 1992:
 Allowance for doubtful
 accounts                  $2,971,000      $442,000             $529,000           $ 49,000         $3,893,000
                     			   ==========      ========             ========           ========         ==========

(A)  Includes allowance for medicaid rebates and cash discounts
(B)  Includes bad debt write-offs.

	                                                     					       SCHEDULE X

		                FOREST LABORATORIES, INC. AND SUBSIDIARIES

		                SUPPLEMENTARY INCOME STATEMENT INFORMATION

	    Column A                                  Column B
- - ---------------------------------      --------------------------------------
	     Item                                 Charged to costs and expenses
- - ---------------------------------      --------------------------------------
			                                         			 Year ended March 31,

			                                  		   1994          1993         1992
					                                     ----          ----         ----
1.  Maintenance and repairs .....         (*)           (*)          (*)


2.  Depreciation and amortization
    of intangible assets, pre-
    operating costs and similar
    deferrals ..................      $ 6,915,000    $ 6,646,000     $6,730,000
                           	          ===========    ===========     ==========

3.  Taxes, other than payroll
    and income taxes ...........          (*)          (*)           (*)

4.  Royalties ...................     $14,972,000    $11,433,000     $8,754,000
	                                     ===========    ===========     ==========
5.  Advertising costs ...........     $16,265,000    $12,845,000     $8,377,000
                         				         ===========    ===========     ==========



(*) Amounts not in excess of 1% of net
       sales are not presented.

                                EXHIBIT 10.13

               		       EQUITY SPLIT DOLLAR AGREEMENT


     THIS AGREEMENT, made and entered into this 29th day of

March, 1994, by and among FOREST LABORATORIES, INC. a corporation organized and existing under the laws of the State of Delaware

(hereinafter referred to as the "Corporation"), and Howard

Solomon (hereinafter referred to as the "Executive").

	  WHEREAS, the Executive has served as a senior executive

officer of the Corporation for more than the past 10 years; and

	  WHEREAS, the Corporation is desirous of retaining the

services of the Executive; and

	  WHEREAS, the Corporation is desirous of assisting the

Executive in paying for life insurance on his own life; and

	  WHEREAS, the Corporation has determined that this

assistance can best be provided under a "split-dollar"

arrangement; and

	  WHEREAS, the Executive or a trust established by the

Executive (the "Trust") has applied for, and is the owner and beneficiary of Insurance Policy No. 77,684,850 (the "Policy")

issued by the Prudential Life Insurance Company ("Prudential") in

the face amount of $5,062,187; and

	  WHEREAS, the Corporation and the Executive agree to

make said insurance policy subject to this Split-Dollar

Agreement; and

PAGE

	  WHEREAS, the Executive has agreed to assign (or cause

the Trust to assign) the Policy to the Corporation as collateral for amounts to be advanced by the Corporation under this

Agreement by an instrument of assignment, in form and substance reasonably acceptable to the Corporation (the "Assignment"); and

	  WHEREAS, it is understood and agreed that this

split-dollar agreement is to be effective as of the date on which the Policy is assigned to the Corporation;

	  NOW THEREFORE, for value received and in consideration

of the mutual covenants contained herein, the parties agree as follows:


                   			  ARTICLE I - DEFINITIONS

	  For purposes of this Agreement, the following terms

will have the meanings set forth below:

	       1. "CASH SURRENDER VALUE OF THE POLICY" will mean the Cash Value of the Policy; plus the cash value of any paid-up additions; plus any dividend accumulations and unpaid dividends; and less any Policy Loan Balance.

	       2. "CASH VALUE OF THE POLICY" will mean the cash value as illustrated in the table of values shown in the Policy.

	       3. "CORPORATION'S INTEREST IN THE POLICY" will be as defined in Article VI.

	       4. "CURRENT LOAN VALUE OF THE POLICY" will mean the Loan Value of the Policy reduced by any outstanding
     Policy Loan Balance.

	       5. "LOAN VALUE OF THE POLICY" will mean the amount which, with loan interest, will equal the Cash Value of the Policy and of any paid-up additions on the next loan interest due date or on the next premium due date whichever is the smaller amount.

	       6. "POLICY LOAN BALANCE" at any time will mean policy loans outstanding plus interest accrued to date.

	       7.   "CORPORATION" shall be defined as Forest
     Laboratories, Inc. or any successor thereto.

	       8.   "CHANGE OF CONTROL" shall be defined as:

	       A majority of members of the Corporation's Board of Directors (the "Board") are no longer appointees, nominees or designees of a majority of the members of the Board serving on the date hereof ("Continuing Directors") or members of the Board nominated, designated or appointed by Continuing Directors.

               		    ARTICLE II - ALLOCATION OF PREMIUMS

	  The Executive will pay that portion of the annual

premium due on the Policy that is equal to the lesser of (a) the amount of the entire economic benefit (including any economic benefit attributable to the use of Policy dividends) that would be taxable to the Executive but for such payment, or (b) the amount of the premium due on the policy.  The Corporation will pay the remainder of the premium.  The economic benefit that would be taxable to the Executive will be computed in accordance with applicable I.R.S. Revenue Rulings.

                		  ARTICLE III - WAIVER OF PREMIUMS RIDER

	  If there is a rider on the Policy providing for the

waiver of premiums in the event of the Executive's disability, any additional premium attributable to such rider will be payable by the Corporation.

                     			 ARTICLE IV - OTHER RIDERS
                     			AND SUPPLEMENTAL AGREEMENTS

	  The Executive may add to the Policy one or more of

other riders or supplemental agreements which may be from time to time available.  Any additional premium attributable to such rider or supplemental agreement will be payable by the Executive.

Any additional death benefits provided by such rider or

supplemental agreement will be paid to the beneficiary designated by the Executive under the terms of the policy.

                		      ARTICLE V - PAYMENT OF PREMIUMS

	  Any premium or portion thereof which is payable by the

Executive under any Article of this Agreement may at the election of the Executive be deducted from the cash compensation otherwise payable to him and the Corporation agrees to transmit that

premium or portion, along with any premium or portion thereof payable by it, to Prudential on or before the premium due date.

               		     ARTICLE VI - RIGHTS IN THE POLICY

	  The Executive may exercise all rights, options and

privileges of ownership in the Policy except those granted to the

Corporation by the Assignment.  The Corporation will have those rights in the Policy given to it by the Assignment except as hereinafter modified. The Corporation will not surrender the policy for cancellation except upon expiration of the thirty (30)

day period described in Article X.  The Corporation will not,

without the written consent of the Executive, assign its rights in the Policy, other than for the purpose of obtaining a loan against the Policy, to anyone other than the Executive.  The

Corporation will not take any action in dealing with Prudential that would impair any right or interest of the Executive in the

Policy.  The Corporation will have the right to borrow from

Prudential, and to secure that loan by the Policy, an amount which, together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Corporation's interest in the Policy and (b) the Loan Value of the Policy.  The

Corporation's Interest in the Policy will be the liability of the

Executive for which the Policy is held as collateral security under the Assignment.  "Corporation's Interest in the Policy"

will mean, at any time at which the value of such interest is to be determined under this Agreement, the total of premiums

theretofore paid on the Policy by the Corporation (including premiums paid by loans charged automatically against the Policy,

but not including any premiums paid, by loan or otherwise, for any supplemental agreement or rider), reduced by the Policy Loan

Balance, with respect to any loan made or charged automatically against the Policy by the Corporation.  In the event that the

Corporation has paid additional premiums attributable to a rider providing for the waiver of the premiums in the event of the

Executive's disability, "premiums" as used in the preceding

sentence will not include any premiums waived pursuant to the terms of such rider while this Agreement is in force.

                  		  	   ARTICLE VII - RIGHTS
                 	  		  TO THE PROCEEDS AT DEATH

	  Upon the death of the Executive while this Agreement is

in force, the Corporation will, without delay, take whatever action is necessary and required of it to collect the proceeds of the Policy from Prudential.  Upon collection of the Policy

proceeds, the Corporation will promptly pay the excess of the

Policy proceeds over the Corporation's Interest in the Policy to the beneficiary designated by the Executive under the terms of the Policy.

                    			 ARTICLE VIII - DISABILITY

	  If at any time the policy contains a rider providing

for the waiver of premiums in the event of the Executive's

disability, then, in the event of the Executive's Total

Disability, as defined in the rider, which begins while the rider is in force and which continues for at least six months, the

Executive will pay to the Corporation the excess, if any, of the

Corporation's Interest in the Policy over the Current Loan Value of the Policy and the Corporation will release its interest in the Policy to the Executive.  Upon release by the Corporation of all of its interest in the Policy, the Executive will thereafter own the Policy free from the Assignment and from this Agreement but subject to any Policy loans and interest thereon.

               	 	  ARTICLE IX  - TERMINATION OF AGREEMENT

	  This Agreement may be terminated at any time while the

Insured is living with the agreement of the Corporation and the

Executive and, in any event, this Agreement will terminate upon the later of twenty years from the date hereof or the date on which the Corporation has recovered funds in respect of the

Policy equal to the Corporation's Interest in the Policy.

            		      ARTICLE X  - EXECUTIVE'S RIGHTS
			                       UPON TERMINATION

10.1   The Corporation shall remain obligated to pay premiums due under the Policy until the Policy is fully paid (as

       defined below) notwithstanding the termination of

       Executive's employment with the Corporation, however

       caused.  For purposes of this Agreement, the Policy shall

       be deemed "fully paid" when the Policy's Cash Surrender

       Value is sufficient to maintain the Policy in effect based on current mortality and interest rate projections without the payment of additional premiums at a time when the

       Corporation has recovered an amount in respect of the

       Policy equal to the Corporation's Interest in the Policy.

10.2   Except as otherwise provided for in Article IX or

       Article X, Section 10.1, if the Termination of the

       Executive's Employment is within two (2) years after a

       Change of Control, the Corporation or any succeeding

       corporation or organization will immediately deposit in to the policy a lump sum cash payment, this sum calculated by

       The Prudential, which will cause the policy to become

       "fully paid" as defined in Section 10.1 but without regard to the receiving by the Corporation of the Corporation's

       Interest in the Policy.  The Corporation further agrees

       that it will make a second lump sum cash payment to the

       Executive which will effectively allow the Executive to

       make the then appropriate federal, state and city income

       tax payments on the cash surrender value of the policy

       transferred to the Executive.  Upon a Change of Control

       and the making of the two payments detailed above, the

       terms of this Agreement will be deemed satisfied and this

       Agreement will be deemed terminated.

             		    ARTICLE XI -  STATUS OF AGREEMENT
                     			VS. COLLATERAL ASSIGNMENT

	  As between the Executive and the Corporation, this

Agreement will take precedence over any provisions of the

Assignment.   The Corporation agrees not to exercise any right

possessed by it under the Assignment except in conformity with this Agreement.

	              	    ARTICLE XII - SATISFACTION OF CLAIM

	  The Executive's rights and interest, and rights and

interest of any persons taking under or through him, will be completely satisfied upon compliance by the Corporation with the provisions of this Agreement.

               		 ARTICLE XIII - AMENDMENT AND ASSIGNMENT

	  This Agreement may be altered, amended or modified,

including the addition of any extra policy provisions, by a

written instrument signed by the Corporation and the Executive.

Either party may, subject to the limitations of Article VII,

assign its interest and obligations under this Agreement,

provided, however, that any assignment will be subject to the terms of this Agreement.

                		    ARTICLE XIV - POSSESSION OF POLICY

	  The Corporation will keep possession of the Policy.

The Corporation agrees from time to time to make the Policy

available to the Executive or the Prudential for the purpose of endorsing or filing any change of beneficiary on the Policy but the Policy will promptly be returned to the Corporation.

		                    ARTICLE XV - MERGER; GOVERNING LAW

	  This Agreement sets forth the entire Agreement of the

parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded.  This Agreement will be governed by the laws of the State of New York.

               		       ARTICLE XVI - INTERPRETATION

	  Where appropriate in this Agreement, words used in the

singular will include the plural and words used in the masculine will include the feminine.

	  IN WITNESS WHEREOF, the parties have hereunto set their

hands and seals, the Corporation by its duly authorized officer,

in the day and year first above written.





                          		      ------------------------------------ (L.S.)
			                                            Howard Solomon



                              			 FOREST LABORATORIES, INC.



                              			 By: ____________________________

                                EXHIBIT 10.14

              		       EQUITY SPLIT DOLLAR AGREEMENT


     THIS AGREEMENT, made and entered into this 29th day of

March, 1994, by and among FOREST LABORATORIES, INC. a corporation organized and existing under the laws of the State of Delaware

(hereinafter referred to as the "Corporation"), and Joseph M.

Schor (hereinafter referred to as the "Executive").

	  WHEREAS, the Executive has served as a senior executive

officer of the Corporation for more than the past 10 years; and

	  WHEREAS, the Corporation is desirous of retaining the

services of the Executive; and

	  WHEREAS, the Corporation is desirous of assisting the

Executive in paying for life insurance on his own life; and

	  WHEREAS, the Corporation has determined that this

assistance can best be provided under a "split-dollar"

arrangement; and

	  WHEREAS, the Executive or a trust established by the

Executive (the "Trust") has applied for, and is the owner and beneficiary of Insurance Policy No. 77,684,845 (the "Policy")

issued by the Prudential Life Insurance Company ("Prudential") in

the face amount of $2,499,593; and

	  WHEREAS, the Corporation and the Executive agree to

make said insurance policy subject to this Split-Dollar

Agreement; and
PAGE

	  WHEREAS, the Executive has agreed to assign (or cause

the Trust to assign) the Policy to the Corporation as collateral for amounts to be advanced by the Corporation under this

Agreement by an instrument of assignment, in form and substance reasonably acceptable to the Corporation (the "Assignment"); and

	  WHEREAS, it is understood and agreed that this

split-dollar agreement is to be effective as of the date on which the Policy is assigned to the Corporation;

	  NOW THEREFORE, for value received and in consideration

of the mutual covenants contained herein, the parties agree as follows:

                    			  ARTICLE I - DEFINITIONS

	  For purposes of this Agreement, the following terms

will have the meanings set forth below:

	       1. "CASH SURRENDER VALUE OF THE POLICY" will mean the Cash Value of the Policy; plus the cash value of any paid-up additions; plus any dividend accumulations and unpaid dividends; and less any Policy Loan Balance.

	       2. "CASH VALUE OF THE POLICY" will mean the cash value as illustrated in the table of values shown in the Policy.

	       3. "CORPORATION'S INTEREST IN THE POLICY" will be as defined in Article VI.

	       4. "CURRENT LOAN VALUE OF THE POLICY" will mean the Loan Value of the Policy reduced by any outstanding
     Policy Loan Balance.

	       5. "LOAN VALUE OF THE POLICY" will mean the amount which, with loan interest, will equal the Cash Value of the Policy and of any paid-up additions on the next loan interest due date or on the next premium due date whichever is the smaller amount.

	       6. "POLICY LOAN BALANCE" at any time will mean policy loans outstanding plus interest accrued to date.

	       7.   "CORPORATION" shall be defined as Forest
     Laboratories, Inc. or any successor thereto.

	       8.   "CHANGE OF CONTROL" shall be defined as:

	       A majority of members of the Corporation's Board of Directors (the "Board") are no longer appointees, nominees or designees of a majority of the members of the Board serving on the date hereof ("Continuing Directors") or members of the Board nominated, designated or appointed by Continuing Directors.

               		    ARTICLE II - ALLOCATION OF PREMIUMS

	  The Executive will pay that portion of the annual

premium due on the Policy that is equal to the lesser of (a) the amount of the entire economic benefit (including any economic benefit attributable to the use of Policy dividends) that would be taxable to the Executive but for such payment, or (b) the amount of the premium due on the policy.  The Corporation will pay the remainder of the premium.  The economic benefit that would be taxable to the Executive will be computed in accordance with applicable I.R.S. Revenue Rulings.

               		  ARTICLE III - WAIVER OF PREMIUMS RIDER

	  If there is a rider on the Policy providing for the

waiver of premiums in the event of the Executive's disability, any additional premium attributable to such rider will be payable by the Corporation.

                     			 ARTICLE IV - OTHER RIDERS
                     			AND SUPPLEMENTAL AGREEMENTS

	  The Executive may add to the Policy one or more of

other riders or supplemental agreements which may be from time to time available.  Any additional premium attributable to such rider or supplemental agreement will be payable by the Executive.

Any additional death benefits provided by such rider or

supplemental agreement will be paid to the beneficiary designated by the Executive under the terms of the policy.

              		      ARTICLE V - PAYMENT OF PREMIUMS

	  Any premium or portion thereof which is payable by the

Executive under any Article of this Agreement may at the election of the Executive be deducted from the cash compensation otherwise payable to him and the Corporation agrees to transmit that

premium or portion, along with any premium or portion thereof payable by it, to Prudential on or before the premium due date.

	              	      ARTICLE VI - RIGHTS IN THE POLICY

	  The Executive may exercise all rights, options and

privileges of ownership in the Policy except those granted to the

Corporation by the Assignment.  The Corporation will have those rights in the Policy given to it by the Assignment except as hereinafter modified. The Corporation will not surrender the policy for cancellation except upon expiration of the thirty (30)

day period described in Article X.  The Corporation will not,

without the written consent of the Executive, assign its rights in the Policy, other than for the purpose of obtaining a loan against the Policy, to anyone other than the Executive.  The

Corporation will not take any action in dealing with Prudential that would impair any right or interest of the Executive in the

Policy.  The Corporation will have the right to borrow from

Prudential, and to secure that loan by the Policy, an amount which, together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Corporation's interest in the Policy and (b) the Loan Value of the Policy.  The

Corporation's Interest in the Policy will be the liability of the

Executive for which the Policy is held as collateral security under the Assignment.  "Corporation's Interest in the Policy"

ill mean, at any time at which the value of such interest is to be determined under this Agreement, the total of premiums

theretofore paid on the Policy by the Corporation (including premiums paid by loans charged automatically against the Policy,

but not including any premiums paid, by loan or otherwise, for any supplemental agreement or rider), reduced by the Policy Loan

Balance, with respect to any loan made or charged automatically against the Policy by the Corporation.  In the event that the

Corporation has paid additional premiums attributable to a rider providing for the waiver of the premiums in the event of the

Executive's disability, "premiums" as used in the preceding

sentence will not include any premiums waived pursuant to the terms of such rider while this Agreement is in force.

                  			   ARTICLE VII - RIGHTS
                  			 TO THE PROCEEDS AT DEATH

	  Upon the death of the Executive while this Agreement is

in force, the Corporation will, without delay, take whatever action is necessary and required of it to collect the proceeds of the Policy from Prudential.  Upon collection of the Policy

proceeds, the Corporation will promptly pay the excess of the

Policy proceeds over the Corporation's Interest in the Policy to the beneficiary designated by the Executive under the terms of the Policy.

	                     		 ARTICLE VIII - DISABILITY

	  If at any time the policy contains a rider providing

for the waiver of premiums in the event of the Executive's

disability, then, in the event of the Executive's Total

Disability, as defined in the rider, which begins while the rider is in force and which continues for at least six months, the

Executive will pay to the Corporation the excess, if any, of the

Corporation's Interest in the Policy over the Current Loan Value of the Policy and the Corporation will release its interest in the Policy to the Executive.  Upon release by the Corporation of all of its interest in the Policy, the Executive will thereafter own the Policy free from the Assignment and from this Agreement but subject to any Policy loans and interest thereon.

               		  ARTICLE IX  - TERMINATION OF AGREEMENT

	  This Agreement may be terminated at any time while the

Insured is living with the agreement of the Corporation and the

Executive and, in any event, this Agreement will terminate upon the later of twenty years from the date hereof or the date on which the Corporation has recovered funds in respect of the

Policy equal to the Corporation's Interest in the Policy.

              		      ARTICLE X  - EXECUTIVE'S RIGHTS
                    			     UPON TERMINATION

10.1   The Corporation shall remain obligated to pay premiums due under the Policy until the Policy is fully paid (as

       defined below) notwithstanding the termination of

       Executive's employment with the Corporation, however

       caused.  For purposes of this Agreement, the Policy shall

       be deemed "fully paid" when the Policy's Cash Surrender

       Value is sufficient to maintain the Policy in effect based on current mortality and interest rate projections without the payment of additional premiums at a time when the

       Corporation has recovered an amount in respect of the

       Policy equal to the Corporation's Interest in the Policy.

10.2   Except as otherwise provided for in Article IX or

       Article X, Section 10.1, if the Termination of the

       Executive's Employment is within two (2) years after a

       Change of Control, the Corporation or any succeeding

       corporation or organization will immediately deposit in to the policy a lump sum cash payment, this sum calculated by

       The Prudential, which will cause the policy to become

       "fully paid" as defined in Section 10.1 but without regard to the receiving by the Corporation of the Corporation's

       Interest in the Policy.  The Corporation further agrees

       that it will make a second lump sum cash payment to the

       Executive which will effectively allow the Executive to

       make the then appropriate federal, state and city income

       tax payments on the cash surrender value of the policy

       transferred to the Executive.  Upon a Change of Control

       and the making of the two payments detailed above, the

       terms of this Agreement will be deemed satisfied and this

       Agreement will be deemed terminated.

             		    ARTICLE XI -  STATUS OF AGREEMENT
                   			VS. COLLATERAL ASSIGNMENT

	  As between the Executive and the Corporation, this

Agreement will take precedence over any provisions of the

Assignment.   The Corporation agrees not to exercise any right

possessed by it under the Assignment except in conformity with this Agreement.

              		    ARTICLE XII - SATISFACTION OF CLAIM

	  The Executive's rights and interest, and rights and

interest of any persons taking under or through him, will be completely satisfied upon compliance by the Corporation with the provisions of this Agreement.

                		 ARTICLE XIII - AMENDMENT AND ASSIGNMENT

	  This Agreement may be altered, amended or modified,

including the addition of any extra policy provisions, by a

written instrument signed by the Corporation and the Executive.

Either party may, subject to the limitations of Article VII,

assign its interest and obligations under this Agreement,

provided, however, that any assignment will be subject to the terms of this Agreement.

                 	    ARTICLE XIV - POSSESSION OF POLICY

	  The Corporation will keep possession of the Policy.

The Corporation agrees from time to time to make the Policy

available to the Executive or the Prudential for the purpose of endorsing or filing any change of beneficiary on the Policy but the Policy will promptly be returned to the Corporation.

               		    ARTICLE XV - MERGER; GOVERNING LAW

	  This Agreement sets forth the entire Agreement of the

parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded.  This Agreement will be governed by the laws of the State of New York.

                        ARTICLE XVI - INTERPRETATION

	  Where appropriate in this Agreement, words used in the

singular will include the plural and words used in the masculine will include the feminine.

	  IN WITNESS WHEREOF, the parties have hereunto set their

hands and seals, the Corporation by its duly authorized officer,

in the day and year first above written.




                              			 __________________________________(L.S.)
				                                         Joseph M. Schor



                                	 FOREST LABORATORIES, INC.



                              			 By: ______________________________

                                EXHIBIT 10.15

               		       EQUITY SPLIT DOLLAR AGREEMENT


     THIS AGREEMENT, made and entered into this 29th day of

March, 1994, by and among FOREST LABORATORIES, INC. a corporation organized and existing under the laws of the State of Delaware

(hereinafter referred to as the "Corporation"), and Phillip M.

Satow (hereinafter referred to as the "Executive").

	  WHEREAS, the Executive has served as a senior executive

officer of the Corporation for more than the past 9 years; and

	  WHEREAS, the Corporation is desirous of retaining the

services of the Executive; and

	  WHEREAS, the Corporation is desirous of assisting the

Executive in paying for life insurance on his own life; and

	  WHEREAS, the Corporation has determined that this

assistance can best be provided under a "split-dollar"

arrangement; and

	  WHEREAS, the Executive or a trust established by the

Executive (the "Trust") has applied for, and is the owner and beneficiary of Insurance Policy No. 77,684,830 (the "Policy")

issued by the Prudential Life Insurance Company ("Prudential") in

the face amount of $2,372,584; and

	  WHEREAS, the Corporation and the Executive agree to

make said insurance policy subject to this Split-Dollar

Agreement; and
PAGE

	  WHEREAS, the Executive has agreed to assign (or cause

the Trust to assign) the Policy to the Corporation as collateral for amounts to be advanced by the Corporation under this

Agreement by an instrument of assignment, in form and substance reasonably acceptable to the Corporation (the "Assignment"); and

	  WHEREAS, it is understood and agreed that this

split-dollar agreement is to be effective as of the date on which the Policy is assigned to the Corporation;

	  NOW THEREFORE, for value received and in consideration

of the mutual covenants contained herein, the parties agree as follows:

                    			  ARTICLE I - DEFINITIONS

	  For purposes of this Agreement, the following terms

will have the meanings set forth below:

	       1. "CASH SURRENDER VALUE OF THE POLICY" will mean the Cash Value of the Policy; plus the cash value of any paid-up additions; plus any dividend accumulations and unpaid dividends; and less any Policy Loan Balance.

	       2. "CASH VALUE OF THE POLICY" will mean the cash value as illustrated in the table of values shown in the Policy.

	       3. "CORPORATION'S INTEREST IN THE POLICY" will be as defined in Article VI.

	       4. "CURRENT LOAN VALUE OF THE POLICY" will mean the Loan Value of the Policy reduced by any outstanding
     Policy Loan Balance.

	       5. "LOAN VALUE OF THE POLICY" will mean the amount which, with loan interest, will equal the Cash Value of the Policy and of any paid-up additions on the next loan interest due date or on the next premium due date whichever is the smaller amount.

	       6. "POLICY LOAN BALANCE" at any time will mean policy loans outstanding plus interest accrued to date.

	       7.   "CORPORATION" shall be defined as Forest
     Laboratories, Inc. or any successor thereto.

	       8.   "CHANGE OF CONTROL" shall be defined as:

	       A majority of members of the Corporation's Board of Directors (the "Board") are no longer appointees, nominees or designees of a majority of the members of the Board serving on the date hereof ("Continuing Directors") or members of the Board nominated, designated or appointed by Continuing Directors.

                 	    ARTICLE II - ALLOCATION OF PREMIUMS

	  The Executive will pay that portion of the annual

premium due on the Policy that is equal to the lesser of (a) the amount of the entire economic benefit (including any economic benefit attributable to the use of Policy dividends) that would be taxable to the Executive but for such payment, or (b) the amount of the premium due on the policy.  The Corporation will pay the remainder of the premium.  The economic benefit that would be taxable to the Executive will be computed in accordance with applicable I.R.S. Revenue Rulings.

                		  ARTICLE III - WAIVER OF PREMIUMS RIDER

	  If there is a rider on the Policy providing for the

waiver of premiums in the event of the Executive's disability, any additional premium attributable to such rider will be payable by the Corporation.

                     			 ARTICLE IV - OTHER RIDERS
                     			AND SUPPLEMENTAL AGREEMENTS

	  The Executive may add to the Policy one or more of

other riders or supplemental agreements which may be from time to time available.  Any additional premium attributable to such rider or supplemental agreement will be payable by the Executive.

Any additional death benefits provided by such rider or

supplemental agreement will be paid to the beneficiary designated by the Executive under the terms of the policy.

               		      ARTICLE V - PAYMENT OF PREMIUMS

	  Any premium or portion thereof which is payable by the

Executive under any Article of this Agreement may at the election of the Executive be deducted from the cash compensation otherwise payable to him and the Corporation agrees to transmit that

premium or portion, along with any premium or portion thereof payable by it, to Prudential on or before the premium due date.

              		     ARTICLE VI - RIGHTS IN THE POLICY

	  The Executive may exercise all rights, options and

privileges of ownership in the Policy except those granted to the

Corporation by the Assignment.  The Corporation will have those rights in the Policy given to it by the Assignment except as hereinafter modified. The Corporation will not surrender the policy for cancellation except upon expiration of the thirty (30)

day period described in Article X.  The Corporation will not,

without the written consent of the Executive, assign its rights in the Policy, other than for the purpose of obtaining a loan against the Policy, to anyone other than the Executive.  The

Corporation will not take any action in dealing with Prudential that would impair any right or interest of the Executive in the

Policy.  The Corporation will have the right to borrow from

Prudential, and to secure that loan by the Policy, an amount which, together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Corporation's interest in the Policy and (b) the Loan Value of the Policy.  The

Corporation's Interest in the Policy will be the liability of the

Executive for which the Policy is held as collateral security under the Assignment.  "Corporation's Interest in the Policy"

will mean, at any time at which the value of such interest is to be determined under this Agreement, the total of premiums

theretofore paid on the Policy by the Corporation (including premiums paid by loans charged automatically against the Policy,

but not including any premiums paid, by loan or otherwise, for any supplemental agreement or rider), reduced by the Policy Loan

Balance, with respect to any loan made or charged automatically against the Policy by the Corporation.  In the event that the

Corporation has paid additional premiums attributable to a rider providing for the waiver of the premiums in the event of the

Executive's disability, "premiums" as used in the preceding

sentence will not include any premiums waived pursuant to the terms of such rider while this Agreement is in force.

                  	  		    ARTICLE VII - RIGHTS
                   		  	 TO THE PROCEEDS AT DEATH

	  Upon the death of the Executive while this Agreement is

in force, the Corporation will, without delay, take whatever action is necessary and required of it to collect the proceeds of the Policy from Prudential.  Upon collection of the Policy

proceeds, the Corporation will promptly pay the excess of the

Policy proceeds over the Corporation's Interest in the Policy to the beneficiary designated by the Executive under the terms of the Policy.

                    			 ARTICLE VIII - DISABILITY

	  If at any time the policy contains a rider providing

for the waiver of premiums in the event of the Executive's

disability, then, in the event of the Executive's Total

Disability, as defined in the rider, which begins while the rider is in force and which continues for at least six months, the

Executive will pay to the Corporation the excess, if any, of the

Corporation's Interest in the Policy over the Current Loan Value of the Policy and the Corporation will release its interest in the Policy to the Executive.  Upon release by the Corporation of all of its interest in the Policy, the Executive will thereafter own the Policy free from the Assignment and from this Agreement but subject to any Policy loans and interest thereon.

               		  ARTICLE IX  - TERMINATION OF AGREEMENT

	  This Agreement may be terminated at any time while the

Insured is living with the agreement of the Corporation and the

Executive and, in any event, this Agreement will terminate upon the later of twenty years from the date hereof or the date on which the Corporation has recovered funds in respect of the

Policy equal to the Corporation's Interest in the Policy.

               		      ARTICLE X  - EXECUTIVE'S RIGHTS
                      			     UPON TERMINATION

10.1   The Corporation shall remain obligated to pay premiums due under the Policy until the Policy is fully paid (as

       defined below) notwithstanding the termination of

       Executive's employment with the Corporation, however

       caused.  For purposes of this Agreement, the Policy shall

       be deemed "fully paid" when the Policy's Cash Surrender

       Value is sufficient to maintain the Policy in effect based on current mortality and interest rate projections without the payment of additional premiums at a time when the

       Corporation has recovered an amount in respect of the

       Policy equal to the Corporation's Interest in the Policy.

10.2   Except as otherwise provided for in Article IX or

       Article X, Section 10.1, if the Termination of the

       Executive's Employment is within two (2) years after a

       Change of Control, the Corporation or any succeeding

       corporation or organization will immediately deposit in to the policy a lump sum cash payment, this sum calculated by

       The Prudential, which will cause the policy to become

       "fully paid" as defined in Section 10.1 but without regard to the receiving by the Corporation of the Corporation's

       Interest in the Policy.  The Corporation further agrees

       that it will make a second lump sum cash payment to the

       Executive which will effectively allow the Executive to

       make the then appropriate federal, state and city income

       tax payments on the cash surrender value of the policy

       transferred to the Executive.  Upon a Change of Control

       and the making of the two payments detailed above, the

       terms of this Agreement will be deemed satisfied and this

       Agreement will be deemed terminated.

	                 	    ARTICLE XI -  STATUS OF AGREEMENT
                        			VS. COLLATERAL ASSIGNMENT

	  As between the Executive and the Corporation, this

Agreement will take precedence over any provisions of the

Assignment.   The Corporation agrees not to exercise any right

possessed by it under the Assignment except in conformity with this Agreement.

              		    ARTICLE XII - SATISFACTION OF CLAIM

	  The Executive's rights and interest, and rights and

interest of any persons taking under or through him, will be completely satisfied upon compliance by the Corporation with the provisions of this Agreement.

               		 ARTICLE XIII - AMENDMENT AND ASSIGNMENT

	  This Agreement may be altered, amended or modified,

including the addition of any extra policy provisions, by a

written instrument signed by the Corporation and the Executive.

Either party may, subject to the limitations of Article VII,

assign its interest and obligations under this Agreement,

provided, however, that any assignment will be subject to the terms of this Agreement.

               		    ARTICLE XIV - POSSESSION OF POLICY

	  The Corporation will keep possession of the Policy.

The Corporation agrees from time to time to make the Policy

available to the Executive or the Prudential for the purpose of endorsing or filing any change of beneficiary on the Policy but the Policy will promptly be returned to the Corporation.

                		    ARTICLE XV - MERGER; GOVERNING LAW

	  This Agreement sets forth the entire Agreement of the

parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded.  This Agreement will be governed by the laws of the State of New York.

              		       ARTICLE XVI - INTERPRETATION

	  Where appropriate in this Agreement, words used in the

singular will include the plural and words used in the masculine will include the feminine.

	  IN WITNESS WHEREOF, the parties have hereunto set their

hands and seals, the Corporation by its duly authorized officer,

in the day and year first above written.




                           			______________________________________ (L.S.)
		                                  		 Phillip M. Satow



                          			 FOREST LABORATORIES, INC.



                          			 By: ________________________________

                                EXHIBIT 10.16

               		       EQUITY SPLIT DOLLAR AGREEMENT


     THIS AGREEMENT, made and entered into this 29th day of

March, 1994, by and among FOREST LABORATORIES, INC. a corporation organized and existing under the laws of the State of Delaware

(hereinafter referred to as the "Corporation"), and Kenneth E.

Goodman (hereinafter referred to as the "Executive").

	  WHEREAS, the Executive has served as a senior executive

officer of the Corporation for more than the past 10 years; and

	  WHEREAS, the Corporation is desirous of retaining the

services of the Executive; and

	  WHEREAS, the Corporation is desirous of assisting the

Executive in paying for life insurance on his own life; and

	  WHEREAS, the Corporation has determined that this

assistance can best be provided under a "split-dollar"

arrangement; and

	  WHEREAS, the Executive or a trust established by the

Executive (the "Trust") has applied for, and is the owner and beneficiary of Insurance Policy No. 77,684,852 (the "Policy")

issued by the Prudential Life Insurance Company ("Prudential") in

the face amount of $2,297,917; and

	  WHEREAS, the Corporation and the Executive agree to

make said insurance policy subject to this Split-Dollar

Agreement; and
PAGE

	  WHEREAS, the Executive has agreed to assign (or cause

the Trust to assign) the Policy to the Corporation as collateral for amounts to be advanced by the Corporation under this

Agreement by an instrument of assignment, in form and substance reasonably acceptable to the Corporation (the "Assignment"); and

	  WHEREAS, it is understood and agreed that this

split-dollar agreement is to be effective as of the date on which the Policy is assigned to the Corporation;

	  NOW THEREFORE, for value received and in consideration

of the mutual covenants contained herein, the parties agree as follows:

	                     		  ARTICLE I - DEFINITIONS

	  For purposes of this Agreement, the following terms

will have the meanings set forth below:

	       1. "Cash Surrender Value of the Policy" will mean the Cash Value of the Policy; plus the cash value of any paid-up additions; plus any dividend accumulations and unpaid dividends; and less any Policy Loan Balance.

	       2. "Cash Value of the Policy" will mean the cash value as illustrated in the table of values shown in the Policy.

	       3. "Corporation's Interest in the Policy" will be as defined in Article VI.

	       4. "Current Loan Value of the Policy" will mean the Loan Value of the Policy reduced by any outstanding
     Policy Loan Balance.

	       5. "Loan Value of the Policy" will mean the amount which, with loan interest, will equal the Cash Value of the Policy and of any paid-up additions on the next loan interest due date or on the next premium due date whichever is the smaller amount.

	       6. "Policy Loan Balance" at any time will mean policy loans outstanding plus interest accrued to date.

	       7.   "Corporation" shall be defined as Forest
     Laboratories, Inc. or any successor thereto.

	       8.   "Change of Control" shall be defined as:

	       A majority of members of the Corporation's Board of Directors (the "Board") are no longer appointees, nominees or designees of a majority of the members of the Board serving on the date hereof ("Continuing Directors") or members of the Board nominated, designated or appointed by Continuing Directors.

               		    ARTICLE II - ALLOCATION OF PREMIUMS

	  The Executive will pay that portion of the annual

premium due on the Policy that is equal to the lesser of (a) the amount of the entire economic benefit (including any economic benefit attributable to the use of Policy dividends) that would be taxable to the Executive but for such payment, or (b) the amount of the premium due on the policy.  The Corporation will pay the remainder of the premium.  The economic benefit that would be taxable to the Executive will be computed in accordance with applicable I.R.S. Revenue Rulings.

               		  ARTICLE III - WAIVER OF PREMIUMS RIDER

	  If there is a rider on the Policy providing for the

waiver of premiums in the event of the Executive's disability, any additional premium attributable to such rider will be payable by the Corporation.

                     			 ARTICLE IV - OTHER RIDERS
                     			AND SUPPLEMENTAL AGREEMENTS

	  The Executive may add to the Policy one or more of

other riders or supplemental agreements which may be from time to time available.  Any additional premium attributable to such rider or supplemental agreement will be payable by the Executive.

Any additional death benefits provided by such rider or

supplemental agreement will be paid to the beneficiary designated by the Executive under the terms of the policy.

                 	      ARTICLE V - PAYMENT OF PREMIUMS

	  Any premium or portion thereof which is payable by the

Executive under any Article of this Agreement may at the election of the Executive be deducted from the cash compensation otherwise payable to him and the Corporation agrees to transmit that

premium or portion, along with any premium or portion thereof payable by it, to Prudential on or before the premium due date.

               		     ARTICLE VI - RIGHTS IN THE POLICY

	  The Executive may exercise all rights, options and

privileges of ownership in the Policy except those granted to the

Corporation by the Assignment.  The Corporation will have those rights in the Policy given to it by the Assignment except as hereinafter modified. The Corporation will not surrender the policy for cancellation except upon expiration of the thirty (30)

day period described in Article X.  The Corporation will not,

without the written consent of the Executive, assign its rights in the Policy, other than for the purpose of obtaining a loan against the Policy, to anyone other than the Executive.  The

Corporation will not take any action in dealing with Prudential that would impair any right or interest of the Executive in the

Policy.  The Corporation will have the right to borrow from

Prudential, and to secure that loan by the Policy, an amount which, together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Corporation's interest in the Policy and (b) the Loan Value of the Policy.  The

Corporation's Interest in the Policy will be the liability of the

Executive for which the Policy is held as collateral security under the Assignment.  "Corporation's Interest in the Policy"

will mean, at any time at which the value of such interest is to be determined under this Agreement, the total of premiums

theretofore paid on the Policy by the Corporation (including premiums paid by loans charged automatically against the Policy,

but not including any premiums paid, by loan or otherwise, for any supplemental agreement or rider), reduced by the Policy Loan

Balance, with respect to any loan made or charged automatically against the Policy by the Corporation.  In the event that the

Corporation has paid additional premiums attributable to a rider providing for the waiver of the premiums in the event of the

Executive's disability, "premiums" as used in the preceding

sentence will not include any premiums waived pursuant to the terms of such rider while this Agreement is in force.

                      			   ARTICLE VII - RIGHTS
                      			 TO THE PROCEEDS AT DEATH

	  Upon the death of the Executive while this Agreement is

in force, the Corporation will, without delay, take whatever action is necessary and required of it to collect the proceeds of the Policy from Prudential.  Upon collection of the Policy

proceeds, the Corporation will promptly pay the excess of the

Policy proceeds over the Corporation's Interest in the Policy to the beneficiary designated by the Executive under the terms of the Policy.

                     			 ARTICLE VIII - DISABILITY

	  If at any time the policy contains a rider providing

for the waiver of premiums in the event of the Executive's

disability, then, in the event of the Executive's Total

Disability, as defined in the rider, which begins while the rider is in force and which continues for at least six months, the

Executive will pay to the Corporation the excess, if any, of the

Corporation's Interest in the Policy over the Current Loan Value of the Policy and the Corporation will release its interest in the Policy to the Executive.  Upon release by the Corporation of all of its interest in the Policy, the Executive will thereafter own the Policy free from the Assignment and from this Agreement but subject to any Policy loans and interest thereon.

                		  ARTICLE IX  - TERMINATION OF AGREEMENT

	  This Agreement may be terminated at any time while the

Insured is living with the agreement of the Corporation and the

Executive and, in any event, this Agreement will terminate upon the later of twenty years from the date hereof or the date on which the Corporation has recovered funds in respect of the

Policy equal to the Corporation's Interest in the Policy.

             		      ARTICLE X  - EXECUTIVE'S RIGHTS
                    			     UPON TERMINATION

10.1   The Corporation shall remain obligated to pay premiums due under the Policy until the Policy is fully paid (as

       defined below) notwithstanding the termination of

       Executive's employment with the Corporation, however

       caused.  For purposes of this Agreement, the Policy shall

       be deemed "fully paid" when the Policy's Cash Surrender

       Value is sufficient to maintain the Policy in effect based on current mortality and interest rate projections without the payment of additional premiums at a time when the

       Corporation has recovered an amount in respect of the

       Policy equal to the Corporation's Interest in the Policy.

10.2   Except as otherwise provided for in Article IX or

       Article X, Section 10.1, if the Termination of the

       Executive's Employment is within two (2) years after a

       Change of Control, the Corporation or any succeeding

       corporation or organization will immediately deposit in to the policy a lump sum cash payment, this sum calculated by

       The Prudential, which will cause the policy to become

       "fully paid" as defined in Section 10.1 but without regard to the receiving by the Corporation of the Corporation's

       Interest in the Policy.  The Corporation further agrees

       that it will make a second lump sum cash payment to the

       Executive which will effectively allow the Executive to

       make the then appropriate federal, state and city income

       tax payments on the cash surrender value of the policy

       transferred to the Executive.  Upon a Change of Control

       and the making of the two payments detailed above, the

       terms of this Agreement will be deemed satisfied and this

       Agreement will be deemed terminated.

               		    ARTICLE XI -  STATUS OF AGREEMENT
                      			VS. COLLATERAL ASSIGNMENT

	  As between the Executive and the Corporation, this

Agreement will take precedence over any provisions of the

Assignment.   The Corporation agrees not to exercise any right

possessed by it under the Assignment except in conformity with this Agreement.

              		    ARTICLE XII - SATISFACTION OF CLAIM

	  The Executive's rights and interest, and rights and

interest of any persons taking under or through him, will be completely satisfied upon compliance by the Corporation with the provisions of this Agreement.

               		 ARTICLE XIII - AMENDMENT AND ASSIGNMENT

	  This Agreement may be altered, amended or modified,

including the addition of any extra policy provisions, by a

written instrument signed by the Corporation and the Executive.

Either party may, subject to the limitations of Article VII,

assign its interest and obligations under this Agreement,

provided, however, that any assignment will be subject to the terms of this Agreement.

               		    ARTICLE XIV - POSSESSION OF POLICY

	  The Corporation will keep possession of the Policy.

The Corporation agrees from time to time to make the Policy

available to the Executive or the Prudential for the purpose of endorsing or filing any change of beneficiary on the Policy but the Policy will promptly be returned to the Corporation.

	                	    ARTICLE XV - MERGER; GOVERNING LAW

	  This Agreement sets forth the entire Agreement of the

parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded.  This Agreement will be governed by the laws of the State of New York.

               		       ARTICLE XVI - INTERPRETATION

	  Where appropriate in this Agreement, words used in the

singular will include the plural and words used in the masculine will include the feminine.

	  IN WITNESS WHEREOF, the parties have hereunto set their

hands and seals, the Corporation by its duly authorized officer,

in the day and year first above written.




                                 ____________________________________(L.S.)
                                     				Kenneth E. Goodman



                             			 FOREST LABORATORIES, INC.



                             			 By: _______________________________

                        				      EXHIBIT 13

QUARTERLY STOCK MARKET PRICES

                                   					   High              Low
____________________________________________________________________________
April-June 1992                          34 7/8              30
- - ----------------------------------------------------------------------------
July-September 1992                      40 3/8              30 3/4
- - ----------------------------------------------------------------------------
October-December 1992                    44 7/8              30 3/4
- - ----------------------------------------------------------------------------
January-March 1993                       43 1/4              27 1/2
- - ----------------------------------------------------------------------------
April-June 1993                          38 1/2              31 1/2
- - ----------------------------------------------------------------------------
July-September 1993                      37 7/8              28 1/4
- - ----------------------------------------------------------------------------
October-December 1993                    47 7/8              37 3/8
- - ----------------------------------------------------------------------------
January-March 1994                       52 1/2              41 1/2
- - ----------------------------------------------------------------------------

As of June 3, 1994 there were 3,211 stockholders of record of the Company's common stock.

SELECTED FINANCIAL DATA

                                          						   1994      1993      1992      1991      1990
March 31, (IN THOUSANDS)                       --------  --------  --------  --------  --------
Financial Position:
Current Assets                                 $347,540  $314,636  $243,874  $138,294  $133,406
Current Liabilities                              52,223    41,145    55,943    42,026    14,230
Net Current Assets                              295,317   273,491   187,931    96,268   119,176
Total Assets                                    619,211   520,512   431,080   331,234   238,948
Long-Term Debt and Deferred
   Income Taxes                                     206       191     2,068    25,231     1,689
Total Shareholders' Equity                      566,782   479,176   373,069   263,977   223,029

YEAR ENDED MARCH 31, (IN THOUSANDS, EXCEPT
PER SHARE DATA)                                    1994      1993      1992      1991      1990
                                   					       --------  --------  --------  --------  --------
Summary of Operations:
Net Sales                                      $351,641  $285,364  $239,193  $175,904  $141,446
Other Income                                      9,680    11,070     9,244     8,320     7,586
Costs and Expenses                              235,843   195,748   170,932   129,357   107,316
Income Before Income Taxes                      125,478   100,686    77,505    54,867    41,716
Income Taxes                                     45,280    36,379    27,936    16,998    12,035
Net Income                                       80,198    64,307    49,569    37,869    29,681
Net Income Per Share:
   Primary                                        $1.75     $1.42     $1.13     $0.90    $0.72
   Fully Diluted                                  $1.72     $1.41     $1.13     $0.87    $0.72
Weighted Average Number of
   Common and Common
   Equivalent Shares
   Outstanding (Note A):
      Primary                                    45,957    45,432    43,992    41,955    41,042
      Fully Diluted                              46,614    45,764    44,044    43,504    41,320

No dividends were paid on common shares during the period.
PAGE

SELECTED FINANCIAL DATA



A. Net income per share was computed by dividing net income by the weighted average number of common and common equivalent shares during each year. All amounts give effect to the February 1991 100% stock dividend. Common equivalent shares consist of unissued shares under options and included to the extent that they have a dilutive effect. Fully dilutednet income per share is presented because of an increase in the dilutive effect of stock options (method) which resulted from the higher price of the Company's stock at the end of the year as compared with the average price during the year. The weighted average number of common and common equivalent shares outstanding for 1994 was computed as follows:

 	                                                							    Primary          Fully Diluted
	 							                                                    -------          -------------
	 Weighted average number of shares outstanding               43,285          43,285

	   Assuming exercise of options and warrants
	   reduced by the number of shares which could
	   have been purchased with the proceeds from
	   exercise of such options and warrants                      2,672           3,329
                                                 								     ------          ------
	   Weighted average number of common and common
	   equivalent shares outstanding                             45,957          46,614
								                                                      ======          ======

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comments should be read in conjunction with the Consolidated Financial Statements and Notes contained therein:

FINANCIAL CONDITION AND LIQUIDITY Net current assets increased by $21,826,000 in fiscal 1994. The increase, due principally to increases in cash and accounts receivable, resulted from the increases in sales and profits due to the continuing growth of the Company's branded promoted products, specialty controlled release generic products and the launch, during the third quarter, of Flumadine-R-. Long-term marketable securities increased as a result of the Company reinvesting a portion of its cash in securities maturing over a period of one to two years. Such securities are expected to increase the Company's yield on investments as compared to the short-term securities which they replaced. License agreements and other intangible assets increased primarily due to the final payment on the acquisition of worldwide rights to the product Flumadine. Other assets increased mostly as a result of a payment made to extinguish future royalty obligations related to the purchase of Flumadine. Deferred income taxes-current increased while non-current deferred income taxes decreased due principally to the utilization of tax benefit carryforwards recorded during fiscal 1993.

Property, plant and equipment increased during fiscal 1994 principally from the expansion of the Company's United States and Irish facilities in order to meet increased demand for the Company's products. The expansion will continue in fiscal 1995 in order to adequately meet the Company's needs for the manufacturing, warehousing and distribution of its existing and future products. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will sufficiently support these capital expenditures and should facilitate potential acquisitions of products or companies.

RESULTS OF OPERATIONS Net sales increased in 1994 by $66,277,000 as a result of the continued strong growth of the Company's branded promoted products, specialty controlled release generic products and the introduction of Flumadine. Net volume growth of the Company's principal promoted and generic product lines accounted for $46,103,000 of the increase. Flumadine sales during fiscal 1994 amounted to $21,660,000. Sales volume of the Company's older unpromoted product lines increased by $2,384,000, while foreign exchange translation rate declines reduced net sales by $5,936,000. The remainder of the net sales increase was attributed to price increases. Net sales for fiscal 1993 increased by $46,171,000 as compared with fiscal 1992. Volume growth of the Company's principal promoted and generic product lines, including the introduction, during 1993, of two new product line extensions, accounted for $45,982,000 of the increase. Sales decreases of the Company's older unpromoted product lines amounted to $9,925,000. The remainder of the net sales increase was attributed to price increases.

            		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income decreased $1,390,000 during fiscal 1994 as a result of lower commission income and interest income. The lower commission income resulted from the termination, during the third quarter of fiscal 1993, of a joint marketing agreement with Rorer Pharmaceuticals, Inc. for the product DDAVP-R- . Interest income decreased due to the maturing of long-term bonds of the Commonwealth of Puerto Rico and lower interest rates in the United States. The increase in other income in fiscal 1993 as compared to 1992 was principally the result of higher commission income pursuant to the Company's joint marketing agreements with other pharmaceutical companies.

Cost of sales as a percentage of sales decreased to 18% in 1994 from 19% in 1993 and 20% in 1992 due to changes in product mix and volume and price increases.

Selling, general and administrative expense increased by $25,587,000 during 1994. The increase is principally attributed to the continued growth of the Company's salesforce efforts ($4,645,000), and marketing activities ($19,762,000) related to the Company's principal promoted and generic product lines, including the launch of Flumadine. The increase in selling, general and administrative expense of $16,872,000 in fiscal 1993 as compared to 1992 resulted primarily from the Company's salesforce efforts and marketing activities related to the Company's principal promoted products, including the introduction of two product line extensions.

Interest expense of $1,957,000 in fiscal 1993 and $3,706,000 in 1992 was the result of the debt incurred in connection with the purchase of a line of thyroid products. The debt was repaid during fiscal 1993 and no further interest expense is being incurred.

Research and development increased by $5,944,000 during fiscal 1994 and $4,283,000 in 1993 as a result of the cost of conducting clinical studies in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During fiscal 1994, there was particular emphasis on Synapton-TM- and Monurol-R-. Synapton, is the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease. Monurol is a single dose antibiotic being tested for use in the treatment of uncomplicated urinary tract infections. The Company anticipates a continued increase in research and development expense as these and other potential products are developed and tested.

            		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has not elected to adopt SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" early. However, if adopted, the change would not have had a material effect on the Company's financial statements.

Inflation has not had a material effect on the Company's operations for the periods presented.

              		FOREST LABORATORIES, INC. AND SUBSIDIARIES
              		------------------------------------------
              		     CONSOLIDATED FINANCIAL STATEMENTS
               	     ---------------------------------
             		 YEARS ENDED MARCH 31, 1994, 1993 AND 1992
             		 -----------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- - --------------------------------------------------


Board of Directors and Shareholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles.

                                         /s/ BDO SEIDMAN
                                      -----------------------
                                   					     BDO SEIDMAN

New York, New York
May 2, 1994




                          							    -2-
PAGE

             		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

                    			  CONSOLIDATED BALANCE SHEETS
 				                          (IN THOUSANDS)

							                                                     MARCH 31,
                                          					    ------------------------
							                                                 1994           1993
                                         						    ---------      ---------
ASSETS
- - ------
Current assets:
 Cash (including cash equivalent investments of     $181,094       $172,286
   $176,336 in 1994 and $160,180 in 1993)
 Accounts receivable, less allowances of $4,918
   in 1994 and $4,630 in 1993                        111,670         90,965
 Inventories                                          37,180         38,221
 Deferred income taxes                                12,172          9,039
 Other current assets                                  5,424          4,125
						                                              --------       --------
   Total current assets                              347,540        314,636
						                                              --------       --------
Long-term marketable securities                       47,953         20,058
						                                              --------       --------
Property, plant and equipment:
 Land and buildings                                   43,264         20,324
 Machinery and equipment                              21,483         19,131
 Vehicles and other                                    8,968          9,676
                                          						    --------       --------
						                                                73,715         49,131

 Less accumulated depreciation                        20,694         19,320
                                          						    --------       --------
						                                                53,021         29,811
						                                              --------       --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $5,614 in 1994 and $4,988
   in 1993                                            19,345         19,971
 License agreements and other intangible assets, net 131,824        123,677
 Deferred income taxes                                 3,787          6,520
 Other                                                15,741          5,839
						                                              --------       --------
						                                               170,697        156,007
						                                              --------       --------
						                                              $619,211       $520,512
                                          						    ========       ========

         		   FOREST LABORATORIES, INC. AND SUBSIDIARIES

                 			  CONSOLIDATED BALANCE SHEETS
          		     (IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                               					 		    MARCH 31,
						                                            -----------------------
						                                                1994           1993
						                                            --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
 Accounts payable                                  $ 10,507      $  7,958
 Accrued expenses                                    25,552        21,191
 Income taxes payable                                16,164        11,996
						                                             --------      --------
   Total current liabilities                         52,223        41,145
						                                             --------      --------
Deferred income taxes                                   206           191
                                           					   --------      --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000 in 1994
   and 200 in 1993; no shares issued or
   outstanding
 Common stock $.10 par; shares authorized
   250,000 in 1994 and 100,000 in 1993;
   issued 46,276 shares in 1994 and
   45,515 shares in 1993                              4,628         4,551
 Capital in excess of par                           266,233       253,257
 Retained earnings                                  337,611       257,413
 Cumulative foreign currency translation
   adjustments                                    (   3,817)     (  2,658)
						                                             --------      --------
						                                              604,655       512,563
 Less common stock in treasury, at cost
  (2,587 shares in 1994 and 2,490 shares in 1993)    37,873        33,387
						                                             --------      --------
						                                              566,782       479,176
						                                             --------      --------
                                          						   $619,211      $520,512
						                                             ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             								-4-
PAGE

            		       CONSOLIDATED STATEMENTS OF INCOME
             	     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        						    YEAR ENDED MARCH 31,
					                                        -----------------------------
					                                         	 1994      1993       1992
                                   					     --------  --------   --------


Net sales                                    $351,641  $285,364   $239,193
Other income                                    9,680    11,070      9,244
                                   					     --------  --------   --------
					                                         361,321   296,434    248,437
					                                        --------  --------   --------
Costs and expenses:
 Cost of sales                                 64,150    53,629     48,219
 Selling, general and administrative          143,695   118,108    101,236
 Research and development                      27,998    22,054     17,771
 Interest                                                 1,957      3,706
					                                        --------  --------   --------
					                                         235,843   195,748    170,932
                                   					     --------  --------   --------
Income before income taxes                    125,478   100,686     77,505

Income taxes                                   45,280    36,379     27,936
					                                        --------  --------   --------
Net income                                   $ 80,198  $ 64,307   $ 49,569
			                                   		     ========  ========   ========
Earnings per common and common
 equivalent share:

 Primary                                        $1.75     $1.42      $1.13
					                                          	=====     =====      =====
 Fully diluted                                  $1.72     $1.41      $1.13
                                          						=====     =====      =====
Weighted average number of common
 and common equivalent shares outstanding:

 Primary                                       45,957    45,432     43,992
					                                          ======    ======     ======
 Fully diluted                                 46,614    45,764     44,044
                                   					       ======    ======     ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            								 -5-
PAGE

	            	   FOREST LABORATORIES, INC. AND SUBSIDIARIES

            		CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            		   YEARS ENDED MARCH 31, 1994, 1993 AND 1992

(IN THOUSANDS)                                                                  Cumulative
					                                          					                               foreign
   				                              Common stock       Capital in                currency  Treasury stock
				                              -----------------      excess of   Retained  translation ----------------
				                             Shares      Amount            par   earnings  adjustments Shares   Amount
				                             ------      ------      ---------   --------  ----------- -------- -------
Balance, April 1, 1991           40,441      $4,044       $124,984   $143,537  $  463      1,876    $ 9,051

Shares issued upon exercise
 of stock options                 1,817         182         16,466
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                               362     13,120
Sale of stock, net of
 expenses of $2,100               1,515         151         53,235
Tax benefit related to stock
 options exercised by employees                              2,443
Foreign currency translation
 adjustments                                                                      166
Net income                                                             49,569
			                            --------      ------       --------   --------   -----      -----     ------
Balance, March 31, 1992          43,773       4,377        197,128    193,106     629      2,238     22,171

Shares issued upon
 exercise of stock options        1,742         174         19,949
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                252    11,216
Tax benefit related to stock
 options exercised by employees                             36,180
Foreign currency translation
 adjustments                                                                   ( 3,287)
Net income                                                             64,307
                            				-------      ------       --------   --------   ------     ------    ------
Balance, March 31, 1993          45,515       4,551        253,257    257,413  ( 2,658)     2,490    33,387

Shares issued upon exercise of
 stock options and warrants         761          77         11,091
Treasury stock acquired upon
 exercise of stock options
 and warrants                                                                                 97     4,486
 Tax benefit related to stock
 options exercised by employees                              1,885
Foreign currency translation
 adjustments                                                                   ( 1,159)
Net income                                                             80,198
                            				-------     -------        --------  --------   ------      -----   -------
Balance, March 31, 1994          46,276      $4,628        $266,233  $337,611  ($3,817)     2,587   $37,873
                            				=======     =======        ========  ========   ======      =====   =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

            		       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            				  (IN THOUSANDS)

 		                                       				     YEAR ENDED MARCH 31,
    					                                   --------------------------------
					                                          	1994       1993         1992
					                                       --------   --------     --------
Cash flows from operating activities:
  Net income                                $ 80,198   $ 64,307     $ 49,569
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                            3,763      3,868       3,581
       Amortization                            6,915      6,646       6,730
       Deferred income tax benefit         (     385) (  13,797)  (   2,491)
       Foreign currency transaction
	        (gain) loss                       (     240)       108   (     189)
       Net change in operating assets
	        and liabilities:
	        Decrease (increase) in:
	          Accounts receivable, net        (  20,705) (  18,224)  (  18,803)
	          Inventories                         1,041  (   7,457)  (  10,558)
	          Other current assets            (   1,299) (     872)        119
	       Increase (decrease) in:
	          Accounts payable                    2,549  (     864)      2,624
	          Accrued expenses                    4,361      3,087       6,321
	          Income taxes payable                4,168      6,048       3,834
	       Decrease (increase) in other
	          assets                          (   9,902) (   5,280)         40
					                                       --------   --------      ------
	          Net cash provided by operating
	            activities                       70,464     37,570      40,777
					                                       --------   --------      ------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment, net                         (  27,070) (   6,255)  (   3,642)
  Purchase of license agreements and other
    intangibles                            (  14,436) (  12,612)  (     962)
  Redemption (purchase) of long-term
    marketable securities                  (  27,895)       894
					                                       --------   --------    --------
	          Net cash used in investing
	            activities                    (  69,401) (  17,973)  (   4,604)
                            					           --------   --------    --------

		                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           		       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         				  (IN THOUSANDS)


	                                      					        YEAR ENDED MARCH 31,
 						                                         ----------------------------
					                                          	1994         1993       1992
					                                       --------      -------   --------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans and warrants                  6,682       8,907       3,528
  Tax benefit realized from the exercise
    of stock options by employees              1,885      36,180       2,443
  Proceeds from sale of stock                                         53,386
  Repayment of debt                                    (  23,069)  (  21,931)
                                   					    --------    --------    --------
	    Net cash provided by
	      financing activities                    8,567      22,018      37,426
                                   					    --------    --------    --------
Effect of exchange rate changes on cash    (     822)  (   2,806)        342
					                                       --------    --------    --------
Increase in cash and cash equivalents          8,808      38,809      73,941
Cash and cash equivalents, beginning
  of year                                    172,286     133,477      59,536
                                   					    --------    --------    --------
Cash and cash equivalents, end of year      $181,094    $172,286    $133,477
					                                       ========    ========    ========

Supplemental disclosures of cash flow
  information:

(In thousands)                                  1994        1993        1992
                                    					   --------    --------    --------
Cash paid during the year for:
  Interest                                              $  4,999    $  2,055
  Income taxes                              $ 39,612       7,967      24,150
					                                       --------    --------    --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         								    -8-
PAGE

	           	    FOREST LABORATORIES, INC. AND SUBSIDIARIES

           		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Forest Laboratories, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

LONG-TERM MARKETABLE SECURITIES: Long-term marketable securities are stated at amortized cost, which approximates market, and consist of investments in municipal bonds maturing through 1996 and bonds of the Commonwealth of Puerto Rico maturing through 2002. Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", shall be effective for the Company's fiscal year beginning April 1, 1994.
The Company has not elected to adopt this statement early, however if adopted, the change would not have had a material effect on the Company's financial position and results of operations as of and for March 31, 1994.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized over 35 to 40 years. The costs of obtaining license agreements and other intangible assets are being amortized over the estimated lives of the assets, 10 to 40 years.

CASH EQUIVALENTS: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set weekly) which are readily convertible into cash at par value (cost).

REVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLANS: The Company's domestic and Puerto Rican subsidiaries have savings and profit sharing plans. Under these plans, substantially all non-bargaining unit employees may participate in the plans after becoming eligible (as defined). The profit sharing plan contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by Company. Savings and profit sharing contributions amounted to $2,818,000, $1,959,000 and $1,601,000 for 1994, 1993 and 1992, respectively.

            		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares consist of the dilutive effect of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully diluted basis). At March 31, 1994, 1993 and 1992, the primary and fully diluted common equivalent shares amounted to 2,672,000 and 3,329,000, 3,346,000 and 3,678,000 and 4,992,000 and 5,044,000, respectively.

INCOME TAXES: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the year ended March 31, 1993 and, accordingly, has accounted for income taxes on the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates. Previously, the Company utilized the deferred method when accounting for income taxes. The effect of this accounting change had an immaterial impact on the consolidated results ofoperations for the year ended March 31, 1993 and no cumulative effect adjustment was required as of April 1, 1992.


2.  BUSINESS OPERATIONS:

The Company and its subsidiaries, which are located in the United States, Puerto Rico, the United Kingdom and Ireland, manufacture and market ethical and other pharmaceutical products. Information about the Company's sales and profitability by different geographic areas for the years ended
March 31, 1994, 1993 and 1992 follows:

                            				Domestic Operations
			                            ---------------------           United
                                   					    Exports,          Kingdom
                     			       United    principally      and Ireland
1994 (IN THOUSANDS)            States         Europe       operations   Eliminations  Consolidated
- - -------------------            --------  -----------      -----------   ------------  ------------
Net sales to uunaffiliated
 customers                     $320,108      $ 2,741          $28,792                    $351,641
Sales between geographic areas                 1,353(*)                    $1,353
                     			       --------      -------          -------      ------        --------
Net sales                      $320,108      $ 4,094          $28,792      $1,353        $351,641
                     			       ========      =======          =======      ======        ========
Operating profit               $115,506      $   885          $ 6,277      $  456        $122,212
                     			       ========      =======          =======      ======
Other income                                                                                9,680
Unallocated expenses                                                                     (  6,414)
                                                                   											            -------
Income before income taxes                                                               $125,478
									                                                                             		 ========

Identifiable assets                   $369,641                $26,474                    $396,115
                            				      ========                =======
Corporate assets                                                                          223,096
                                                                        											      --------

Total assets                                                                             $619,211
                                                                    											          ========

(*)AT NORMAL PROFIT MARGINS

                          								   -10-
PAGE

          		     FOREST LABORATORIES, INC. AND SUBSIDIARIES

2.	  BUSINESS OPERATIONS:  (CONTINUED)

			                       Domestic Operations
                   			   ---------------------          United
				                                   Exports,        Kingdom
                     			   United  principally     and Ireland
1993 (IN THOUSANDS)        States       Europe     operations  Eliminations  Consolidated
- - -------------------        ------  -----------     ----------  ------------  ------------

Net sales to unaffiliated
customers                  $254,667     $2,065      $28,632                    $285,364
Sales between geographic
areas                                  	   993(*)                      $993
                     			   --------     ------      -------            ----    --------
Net sales                  $254,667     $3,058      $28,632            $993    $285,364
                     			   ========     ======      =======            ====    ========
Operating profit           $ 90,551     $1,353      $ 6,016            $470    $ 97,450
                     			   ========     ======      =======            ====
Other income                                                                     11,070
Unallocated expenses                                                          (   7,834)
Income before income taxes                                                     $100,686
                                                            									          ========
Identifiable assets                $325,366         $15,731                    $341,097
				                               ========         =======
Corporate assets                                                                179,415
                                        										                             --------

Total assets                                                                   $520,512
									                                                                      ========

(*)AT NORMAL PROFIT MARGINS

			                         Domestic Operations
                           ---------------------          United
                 				                   Exports,         Kingdom
                     			     United  principally     and Ireland
1992 (IN THOUSANDS)          States       Europe      operations  Eliminations  Consolidated
- - -------------------        --------  -----------     -----------  ------------  ------------
Net sales to unaffiliated
customers                  $210,569       $2,889        $25,735                     $239,193

Sales between geographic
areas                                      1,783(*)                    $1,783
                     			    --------      ------        -------        ------       --------
Net sales                   $210,569      $4,672        $25,735        $1,783       $239,193

Operating profit            $ 71,524      $1,827        $ 4,420          $455       $ 77,316
                     			    ========      ======        =======          ====
Other income                                                                           9,244
Unallocated expenses                                                               (   9,055)
										                                                                          --------
Income before income taxes                                                          $ 77,505
                                                                                				========

Identifiable assets                $261,632             $17,874                     $279,506
                            			  	 ========             =======
Corporate assets                                                                     151,574
										                                                                           -------
Total assets                                                                        $431,080
                  										                                                        ========

(*)AT NORMAL PROFIT MARGINS

The Company sells primarily in the United States and European markets.
Operating profit is net sales less operating expenses, and does not include other income, unallocated expenses or income taxes.
                         								    -11-
PAGE

	            	    FOREST LABORATORIES, INC. AND SUBSIDIARIES

3.  INVENTORIES:

Inventories consist of the following:

MARCH 31, (IN THOUSANDS)                                     1994       1993
                                                  						  -------    -------
Raw materials                                             $13,250    $11,490
Work in process                                             3,012      2,664
Finished goods                                             20,918     24,067
                                                 							  -------    -------
                                                 							  $37,180    $38,221
                                                 							  =======    =======
4.  OTHER ASSETS:

License agreements and other intangible assets consist of the following:


MARCH 31,
(IN THOUSANDS, EXCEPT FOR ESTIMATED
     WHICH ARE STATED IN YEARS)             Estimated
- - -----------------------------------------       lives       1994        1993
                                   					    ---------   --------    --------
License agreements                              10-40   $ 67,799    $ 53,361
Trade names                                     20-40     34,190      34,190
Goodwill                                        25-40     29,412      29,412
Non-compete agreements                          10-13     22,987      22,987
Customer lists                                  10         3,506       3,506
Other                                           10-40      3,568       3,570
                                                  						--------    --------
                                                 							 161,462     147,026
Less accumulated amortization                          (  29,638)  (  23,349)
                                                  						--------    --------
                                                 							$131,824    $123,677
                                                 							========    ========
5.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

MARCH 31, (IN THOUSANDS)                                    1994        1993
                                                   					 -------     -------

Employee compensation and other benefits                 $ 6,975     $ 6,620
Clinical research                                          3,451       3,800
Customer discounts                                         4,045       2,500
Royalties                                                  3,064       2,800
Other                                                      8,017       5,471
                                                 							 -------     -------
                                                 							 $25,552     $21,191
                                                 							 =======     =======

            		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

6.  COMMITMENTS:

LEASES: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 1999. Rent expense approximated $4,215,000 for 1994, $3,213,000 for 1993 and $3,142,000
for 1992. Aggregate minimum rentals under noncancellable leases are as follows:

YEAR ENDING MARCH 31, (IN THOUSANDS)
1995                                                                $3,152
1996                                                                 1,883
1997                                                                 1,002
1998                                                                   413
1999                                                                   350
                                                        								    ------
                                                        								    $6,800
                                                         							    ======


ROYALTY OBLIGATIONS: In connection with the product rights acquisition of Armour-R- Thyroid, Levothroid-R- and Thyrolar-R- on December 31, 1990, the Company was required to pay royalties of 10% of the related product sales in excess of defined amounts. In December 1992, the Company prepaid such royalties for $7,000,000. Royalty expense under this agreement totalled $778,000, $778,000 and $570,250 in 1994, 1993 and 1992,
respectively. At March 31, 1994, $5,250,000 remains prepaid and is appropriately included and other assets and is being amortized over seven years.

In July 1992, the Company acquired the worldwide rights to the product Flumadine-R- for $20 million. The Company paid $10 million upon the execution of the agreement, and the remaining $10 million was paid at the time of the product launch in October 1993. The Company was also required to pay royalties of 10% of product sales in excess of defined amounts. In January 1994, the Company prepaid such royalties for $10 million. Royalty expense under this agreement for 1994 amounted to $417,000. At March 31, 1994, $9,583,000 remains prepaid and is appropriately included in current and other assets is being amortized over eleven years.

In 1984 and 1986, the Company entered into agreements for research and development (the "1984 Prutech Agreement" and "1986 Prutech Agreement") with Prutech Research and Development Partnership ("Prutech"). In accordance with the provisions of these agreements, the Company granted Prutech nonexclusive licenses to certain of the Company's controlled release technologies for the purpose of developing certain products. Prutech contracted with the Company to perform research necessary to develop the products. In addition, Prutech granted the Company options (some of which were exercised) to acquire exclusive manufacturing and marketing rights to the products if they are successfully developed. Under the 1984 Prutech Agreement, the Company is paying to Prutech royalties of 12% on sales of the products. The Company paid to Prutech royalty payments of $7,732,000, $6,273,000 and $5,200,000 in 1994,
1993 and 1992, respectively. Under the 1986 Prutech Agreement, the Company will pay to Prutech an initial royalty on sales of the products of 7%, decreasing to 2%, through December 31, 1999. No royalties have been incurred under this agreement.

            		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY:

PREFERRED STOCK PURCHASE RIGHTS: On February 18, 1988, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each outstanding share of common stock. Each right will entitle the holder to buy one one-hundredth of a share of authorized Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $60 per right, subject to adjustment. Prior to becoming exercisable, the rights are evidenced by the certificates representing the common stock may not be traded apart from the common stock. The rights become exercisable on the tenth day after public announcements that a person or group has acquired, the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

If, after the rights become exercisable, the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earning power, or if an acquirer engages in certain self-dealing transactions, each right (except for those held by the acquirer) will entitle its holder to buy a number of shares of the Company's Series A Preferred Stock or, in certain circumstances, a number of shares of the acquiring company's common stock, in either case having a value equal to two-and-one-half times the exercise price of the right. The rights may be redeemed by the Company at any time up to ten days after a person or group acquires 20% or more of the Company's common stock at a redemption price of $.001 per right. The rights will expire on February 17, 1998.

STOCK OPTIONS: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 9,800,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.







                         								    -14-
PAGE

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
	        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SHAREHOLDERS EQUITY: (CONTINUED)

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:
                                                               									 Non-
                                          						     Stock          qualified
                                          						    option         individual
                                          						     plans            options
                                          						 ---------         ----------
Shares under option at April 1, 1991
(at $4.02 to $24.25 per share)                   5,050,112          3,171,498
Granted (at $35.31 to $39.69 per share)            302,650              8,000
Exercised (at $4.02 to $24.25 per share)        (  315,510)        (1,501,000)
Cancelled                                       (   92,090)
                                          						 ---------          ---------
Shares under option at March 31, 1992
(at $6.59 to $39.69 per share)                   4,945,162          1,678,498
Granted (at $32.25 to $42.81 per share)            741,100              8,000
Exercised (at $6.59 to $24.25 per share)        (1,719,884)        (   21,800)
Cancelled                                       (   45,890)
                                          						 ---------          ---------

Shares under option at March 31, 1993
(at $6.59 to $42.81 per share)                   3,920,488          1,664,698

Granted (at $30.00 to $44.50 per share)            422,650              6,000
Exercised (at $9.91 to $42.81 per share)        (  349,165)        (   11,600)
Cancelled                                       (   67,055)
                                           					 ---------          ---------
Shares under option at March 31, 1994
(at $6.59 to $44.50 per share)                   3,926,918          1,659,098
                                          						 =========          =========
Options exercisable at March 31:
  1992                                           3,751,442          1,585,698
  1993                                           2,452,168          1,612,498
  1994                                           2,511,247          1,607,498

At March 31, 1994 and 1993, 348,373 and 709,968 shares, respectively, were available for grant.

                   			     FOREST LABORATORIES, INC.

8.  CONTINGENCIES:

The Company is subject to several product liability and other claims which Management does not believe will have a material effect on the Company.

The Company and certain of its officers are defendants in a putative class action alleging certain misrepresentations in disclosures related to Micturin. The Company is a nominal defendant in a putative derivative action against the Company's directors arising from such disclosures and challenging the validity of certain options granted to the director defendants. Management believes the claims are without merit and intends to vigorously defend the actions.

The Company has been served in several civil actions in various federal district courts and in the Superior Court of California in San Francisco. In each case, the actions were filed against many major pharmaceutical manufacturers and suppliers, including the Company, alleging price discrimination in the sale of pharmaceutical products in violation of federal law (and, in the case of the California actions, California law) and related anti-trust claims. The actions were brought by pharmacies (in certain cases purporting to represent a class) and seek injunctive relief and monetary damages. The manufacturer defendants, including the Company, have filed motions to dismiss and demurrers in each of the actions. On February 4, 1994, the Judicial Panel on District Litigation has ordered the federal actions consolidated for coordinated proceedings in the Federal District Court for the Northern District of Illinois (Chicago).
The Company believes the lawsuits are without merit and intends to defend them vigorously.

9.   OTHER INCOME:

Other income consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)           1994         1993        1992
- - ------------------------------------        ------      -------      ------
Interest and dividends                      $7,077      $ 7,521      $5,489
Research revenue                                             51       1,228
Commissions                                  1,342        3,245       1,874
Other                                        1,261          253         653
                                   					    ------      -------      ------
                                   					    $9,680      $11,070      $9,244
                                   					    ======      =======      ======
10.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income before income taxes includes income from foreign operations of $7,615,000, $8,163,000 and $6,025,000 for the years ended March 31, 1994,
1993 and 1992, respectively.

The Company has tax holidays in Puerto Rico and Ireland which expire primarily in 1997 and 2010, respectively. The net impact of these tax holidays was to increase net income and net income per share (primary) by approximately $1,938,000 and $.04 in 1994, $2,571,000 and $.06 in 1993 and $2,924,000 and
$.07 in 1992.

	            	    FOREST LABORATORIES, INC. AND SUBSIDIARIES

10.  INCOME TAXES:  (CONTINUED)

The provision for income taxes consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)          1994         1993           1992
- - -----------------------------------       -------      -------        -------
Current:
  U.S. federal                            $36,845      $ 7,810        $23,020
  State and local                           4,909        3,575          3,364
  Foreign                                   2,026        2,611          1,600
                                     			  -------      -------        -------
                                   					   43,780       13,996         27,984
                                   					  -------      -------        -------
Deferred:
  Domestic                               (    382)    ( 13,677)      (  2,697)
  Foreign                                (      3)    (    120)           206
                                    				  -------      -------        -------
                                   					 (    385)    ( 13,797)      (  2,491)
                                   					  -------      -------        -------
Charge in lieu of income taxes,
  relating to the tax effect of
  stock option tax deduction                1,885       36,180          2,443
                                   					  -------      -------        -------
                                   					  $45,280      $36,379        $27,936
                                   					  =======      =======        =======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $35,391,000 at March 31, 1994, as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:


YEAR ENDED MARCH 31, (IN THOUSANDS)          1994         1993        1992
- - -----------------------------------       -------      -------     -------
Expected federal income taxes             $43,917      $34,233     $26,352
State and local income taxes, less
  federal income tax benefit                3,274        3,745       2,581
Benefit of tax-exempt earnings of
  subsidiaries                           (  2,348)    (  2,838)   (  2,762)
Benefit of tax-exempt earnings not
  available (utilized) in current year   (    234)         126          37
Tax effect of permanent differences           631          838         171
Other                                          40          275       1,557
                                    				  -------      -------     -------
                                   					  $45,280      $36,379     $27,936
                                   					  =======      =======     =======

           		    FOREST LABORATORIES, INC. AND SUBSIDIARIES

10.  INCOME TAXES (CONTINUED)

Net deferred income taxes as of March 31, 1994 and 1993 consist of the following
(IN THOUSANDS):
                                                							  1994        1993
                                          						       -------     -------
Inventory valuation                                    $   992     $   776
Receivable reserves and other allowances                 6,848       3,616
State and local net operating loss carryforwards         3,724       6,814
Depreciation                                           ( 1,523)   (  1,583)
Amortization                                             3,353       1,106
Tax credits and other carryforwards                        226       1,753
Accrued liabilities                                      1,162         624
Other                                                      971       2,262
                                          						       -------     -------
                                          						       $15,753     $15,368
                                           					       =======     =======

Deferred income tax benefits for the year ended March 31, 1992 resulted from the recognition of revenue and expense items in different periods for financial reporting and tax purposes. Principally, items making up deferred income taxes include tax over book depreciation, provisions for uncollectible accounts receivable and provisions for inventory.


11.   QUARTERLY FINANCIAL DATA (UNAUDITED):
      (IN THOUSANDS, EXCEPT PER SHARE DATA)
								    Primary
								   earnings
1994                         Net sales  Gross profit  Net income  per share
- - ----                         ---------  ------------  ----------  ---------
First quarter                  $79,251       $65,174     $17,544       $.39
Second quarter                  82,814        67,375      19,547        .43
Third quarter                   96,996        79,425      20,809        .45
Fourth quarter                  92,580        75,517      22,298        .48

1993
- - ----
First quarter                  $65,743       $52,464     $13,969       $.31
Second quarter                  69,841        56,347      15,797        .35
Third quarter                   75,472        61,701      16,739        .37
Fourth quarter                  74,308        61,223      17,802        .39


Fully diluted earnings per share are not presented, as the results obtained are substantially the same as primary earnings per share.

                         								    -18-
PAGE

                            				  EXHIBIT 24(a)

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Forest Laboratories, Inc.
New York, New York



We hereby consent to the incorporation by reference in the Registration Statement of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990, of our reports dated May 2, 1994, on the consolidated financial statements and schedules of Forest Laboratories, Inc. and Subsidiaries, included or incorporated by reference in the Forest Laboratories, Inc. Annual Report on Form 10-K for the year ended March 31, 1994.


                              				    /s/ BDO Seidman
                          				    -------------------------
                                      				BDO Seidman



New York, New York
June 27, 1994