Form 10-Q
period 1994-06-30
FOREST LABORATORIES INC
filed 1994-08-12
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
  ____
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1994

 ____
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----           SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to ________________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- - -------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                           11-1798614
- - ----------------------------------                        -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

150 East 58th Street
- - --------------------
  New York, New York                                       10155-0015
- - --------------------                                       ----------
(address of principal                                      (Zip Code)
  executive office)

Registrant's telephone number, including area code       212-421-7850
                                                         ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                            ----         ----

Number of shares outstanding of Registrant's Common Stock as of August 13, 1994: 43,856,937.

PAGE

PART I - FINANCIAL INFORMATION
- - ------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                          June 30, 1994
(In thousands)                             (Unaudited)      March 31, 1994
                                          -------------     --------------

ASSETS
- - ------
Current assets:
  Cash (including cash equivalent investments
    of $129,768 in June and $176,336 in March)  $132,944          $181,094

  Accounts receivable, less allowances of
    $4,288 in June and $3,968 in March           128,320           111,670

  Inventories:
    Raw materials                                 12,432            13,250
    Work in process                                4,428             3,012
    Finished goods                                22,949            20,918
                                                --------          --------
                                                  39,809            37,180

  Deferred income taxes                           11,382            12,172

  Other current assets                             6,333             5,424
                                                --------          --------
    Total current assets                         318,788           347,540

Long-term marketable securities                  107,533            47,953
                                                --------          --------
Property, plant and equipment                     80,904            73,715
  Less: Accumulated depreciation                  22,047            20,694
                                                --------          --------
  Net property, plant and equipment               58,857            53,021

Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $5,770 in June and $5,614
    in March                                      19,189            19,345

  License agreements and other intangible assets,
    less accumulated amortization of $31,286 in
    June and $29,638 in March                    129,513           131,824

Deferred income taxes                              3,815             3,787

Other                                             17,112            15,741
                                                --------          --------
    Total other assets                           169,629           170,697
                                                --------          --------
        TOTAL ASSETS                            $654,807          $619,211
                                                ========          ========


See notes to condensed consolidated financial statements.

                                      -2-

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                        June 30, 1994
(In thousands, except for par values)     (Unaudited)   March 31, 1994
                                        -------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:

 Accounts payable                            $ 12,837        $ 10,507

 Accrued expenses                              28,440          25,552

 Income taxes payable                          20,748          16,164
                                             --------        --------
      Total current liabilities                62,025          52,223
                                             --------        --------
Deferred income taxes                             217             206
                                             --------        --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; authorized 1,000 shares;
   no shares issued or outstanding

 Common stock, $.10 par; authorized
   250,000 shares; issued 46,384 shares
   in June and 46,276 shares in March           4,638          4,628

 Capital in excess of par                     268,027        266,233

 Retained earnings                            359,755        337,611

 Cumulative foreign currency
   translation adjustments                  (   1,898)     (   3,817)
                                             --------        -------
                                              630,522        604,655

 Less common stock in treasury,
   at cost (2,589 shares in June
      and 2,587 shares in March)               37,957         37,873
                                             --------       --------
      Total shareholders' equity              592,565        566,782
                                             --------       --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $654,807       $619,211
                                             ========       ========

See notes to condensed consolidated financial statements

                                          -3-
PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                                                Three Months Ended
(In thousands, except per share amounts)              June 30,

                                            -----------------------
                                                 1994          1993
                                             --------       -------

Net sales                                     $92,554        $79,251

Other income                                    2,344          2,188
                                              -------        -------
                                               94,898         81,439
                                              -------        -------
Costs and expenses:
 Cost of sales                                 17,308         14,077

 Selling, general and
  administrative                               35,134         33,478

 Research and development                       7,775          6,470
                                              -------        -------
                                               60,217         54,025
                                              -------        -------
Income before income taxes                     34,681         27,414

Income taxes                                   12,537          9,870
                                              -------        -------
Net income                                    $22,144        $17,544
                                              =======        =======
Earnings per common and
 common equivalent share:
  Primary                                        $.48           $.39
                                                 ====           ====
  Fully diluted                                  $.48           $.39
                                                 ====           ====
Weighted average number of
 common and common equivalent
  shares outstanding:
  Primary                                      46,300         45,543
                                               ======         ======
  Fully diluted                                46,302         45,544
                                               ======         ======
Dividends per share                              $-0-           $-0-
                                                 ====           ====







See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                     Three Months Ended
(In thousands)                                             June 30,
                                                -------------------------
                                                       1994          1993
                                                 ----------     ---------
Cash flows from operating activities:
  Net income                                        $ 22,144     $ 17,544
  Adjustments to reconcile net income to
    net cash provided by operating activities:

    Depreciation                                         953           905
    Amortization                                       1,804         1,657
    Deferred income tax expense                          773           901
    Foreign currency transactions gain             (      30)    (      54)
      Net change in operating assets
      and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                 (  16,650)        6,676
          Inventories                              (   2,629)    (   2,851)
          Other current assets                     (     909)    (     770)
        Increase (decrease) in:
          Accounts payable                             2,330         4,672
          Accrued expenses                             2,888         1,437
          Income taxes payable                         4,584         5,606
    Increase in other assets                       (   1,371)    (     335)
                                                    --------      --------
         Net cash provided by operating
           activities                                 13,887        35,388
                                                    --------      --------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net    (   3,782)    (   1,558)
 Redemption (purchase) of long-term marketable
   securities                                      (  59,580)          455
 Reduction (purchase) of license agreements and
    intangible assets                                    663     (     108)
                                                    --------      --------
        Net cash used in investing activities      (  62,699)    (   1,211)


                                   - Continued -

PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 - Continued -
                                                       Three Months Ended
(In thousands)                                               June 30,
                                                   ------------------------
                                                       1994           1993
                                                   --------      ---------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans           $  1,720     $   1,116

 Tax benefit realized from the exercise of
   stock options by employees                                       1,261
                                                   --------      --------
         Net cash provided by financing activities    1,720         2,377
                                                   --------      --------
Effect of exchange rate changes on cash           (   1,058)    (   1,035)
                                                   --------      --------
Increase (decrease) in cash and cash equivalents  (  48,150)       35,519
Cash and cash equivalents, beginning of period      181,094       172,286
                                                   --------      --------
Cash and cash equivalents, end of period           $132,944      $207,805
                                                   ========      ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                      $ 16,367      $  2,146
















See notes to condensed consolidated financial statements.




                                      -6-
PAGE

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
    June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.





























                                      -7-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY The financial condition of the Company
- - ---------------------------------
continues to be strong. The decrease in cash was principally the result of the Company reinvesting a portion of its cash in long-term marketable securities maturing over a period of one to two years. Accounts receivable and inventories, as well as accounts payable and accrued expenses increased due to the continued strong growth of the Company's principal promoted products and an increase in the level of the Company's overall operations. The increase in income taxes payable was due to the recording of current period tax liabilities with corresponding payments to be made in a subsequent quarter.

Property, plant and equipment increased during the period principally from the expansion of the Company's United States and Irish facilities. This expansion will continue through fiscal 1995 in order to adequately meet the Company's needs for the manufacturing, warehousing and distribution of its existing and future products. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will sufficiently support these capital expenditures and should facilitate potential acquisitions of products or companies.

RESULTS OF OPERATIONS  Net sales in the current quarter increased $13,303,000
- - ---------------------
as compared with the prior year due principally to the continued growth of the Company's principal promoted products and specialty controlled release generic products. Net volume growth of those products, including Flumadine-R-, which was launched during the third quarter of fiscal 1994, amounted to $14,464,000. Sales volume of the Company's unpromoted product lines increased $3,442,000. The remainder of the net sales change was due to price and was the result of increases in the volume of sales to contract customers, the timing of when chargebacks are paid to contract customers and changes in promotional programs.

Cost of sales as a percentage of sales increased to 19% during the current quarter as compared to 18% for the same period last year due mostly to increases in costs related to the Company's facilities expansion and the absence of corresponding price increases.

The increase in selling, general and administrative expense during the current quarter as compared with the prior year resulted primarily from costs related to the consolidation of the Company's Jackson, Mississippi and St. Louis, Missouri facilities in St. Louis, which will result in future savings. As a percentage of sales, selling, general and administrative expense decreased as compared with the same period last year which included substantial marketing and salesforce expenses related to the launch of Flumadine.





                                      -8-




                           FOREST LABORATORIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Research and development expense increased during the current quarter over the same period last year due to the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter, there was particular emphasis on Synapton-TM-. Synapton is the Company's controlled release formulation of physostigmine and is being tested for the treatment of Alzheimer's Disease. The Company anticipates further increases in research and development expense as a result of continued clinical studies on Synapton and other products in development.


































                                      -9-
PAGE

Part II - Other Information
- - ---------------------------

Item 6.   (b) Reports on Form 8-K - None









































                                      -10-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1994




                                                Forest Laboratories, Inc.
                                                -------------------------
                                                (Registrant)



                                                /s/ Howard Solomon
                                                -------------------------
                                                Howard Solomon
                                                President and Chief
                                                Executive Officer



                                                /s/ Kenneth E. Goodman
                                                --------------------------
                                                Kenneth E. Goodman
                                                Vice President - Finance

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1994


                                                Forest Laboratories, Inc.
                                                -------------------------
                                                (Registrant)






                                                Howard Solomon
                                                -------------------------
                                                President and Chief
                                                Executive Officer





                                                Kenneth E. Goodman
                                                -------------------------
                                                Vice President - Finance