Form 10-Q
period 1994-09-30
FOREST LABORATORIES INC
filed 1994-11-10
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
  ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994

  ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ______________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- - ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                         11-1798614
- - --------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

150 East 58th Street
- - --------------------

  New York, New York                                              10155-0015
- - --------------------                                              ----------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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

                       Yes    X           No
                            -----             -----
Number of shares outstanding of Registrant's Common Stock as of November 10, 1994: 45,015,558.

Part I - Financial Information
- - ------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           September 30, 1994
(In thousands)                                (Unaudited)      March 31, 1994
                                            -----------------  --------------

ASSETS
- - -----
Current assets:
 Cash (including cash equivalent investments
   of $130,664 in September and $176,336
   in March)                                      $132,888       $181,094

 Accounts receivable, less allowances of
   $5,035 in September and $4,918 in March         129,158        111,670

 Inventories:
   Raw materials                                    12,804         13,250
   Work in process                                   3,058          3,012
   Finished goods                                   23,485         20,918
                                                   -------        -------
                                                    39,347         37,180

 Deferred income taxes                              13,814         12,172
 Other current assets                                1,274          3,813
                                                   -------        -------
   Total current assets                            316,481        345,929
                                                   -------        -------
Long-term marketable securities                    108,585         47,953
                                                   -------        -------
Property, plant and equipment                       89,235         73,715
 Less: Accumulated depreciation                     22,856         20,694
                                                   -------        -------
   Net property, plant and equipment                66,379         53,021
                                                   -------        -------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $5,927 in September and
   $5,614 in March                                  19,032         19,345

 License agreements, product rights and
   intangible assets, less accumulated amortization
   of $35,567 in September and $30,833 in March    159,680        146,657

 Deferred income taxes                               3,842          3,787

 Other                                               6,183          2,519
                                                   -------        --------
   Total other assets                              188,737        172,308
                                                   -------        -------
        TOTAL ASSETS                              $680,182       $619,211
                                                  ========       ========

See notes to condensed consolidated financial statements.

                                             -2-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                           September 30, 1994
(In thousands, except for par values)         (Unaudited)      March 31, 1994
                                           ------------------- --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:

 Accounts payable                            $ 12,654             $ 10,507

 Accrued expenses                              26,294               25,552

 Income taxes payable                          14,480               16,164
                                             --------              -------
      Total current liabilities                53,428               52,223
                                             --------              -------
Deferred income taxes                             218                  206
                                             --------              -------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; authorized 1,000 shares;
   no shares issued or outstanding

 Common stock, $.10 par; authorized
   250,000 shares; issued 47,257 shares in
   September and 46,276 shares in March         4,726                4,628

 Capital in excess of par                     279,071              266,233

 Retained earnings                            384,320              337,611

 Cumulative foreign currency
   translation adjustments                  (   1,086)           (   3,817)
                                             --------             --------
                                              667,031              604,655

 Less common stock in treasury,
   at cost (2,641 shares in September
   and 2,587 shares in March)                  40,495               37,873
                                             --------             --------
      Total shareholders' equity              626,536              566,782
                                             --------             --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $680,182             $619,211
                                             ========             ========


See notes to condensed consolidated financial statements

                                          -3-
PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

(In thousands, except               Three Months Ended     Six Months Ended
per share amounts)                     September 30,          September 30,
                                    ------------------     -----------------
                                    1994         1993       1994      1993
                                   ------       -------   --------  --------

Net sales                          $95,776      $82,814   $188,330  $162,065

Other income                         2,407        2,885      4,751     5,073
                                   -------      -------   --------  --------
                                   $98,183       85,699    193,081   167,138
                                   -------      -------   --------  --------
Costs and expenses:
 Cost of sales                      18,217       15,439     35,525    29,516

 Selling, general and
   administrative                   33,709       33,707     68,843    67,185

Research and development             8,019        6,011     15,794    12,481
                                   -------      -------   --------  --------
                                    59,945       55,157    120,162   109,182
                                   -------      -------   --------  --------

Income before income taxes          38,238       30,542     72,919    57,956

Income taxes                        13,673       10,995     26,210    20,865
                                   -------      -------   --------  --------

Net income                         $24,565      $19,547   $ 46,709  $ 37,091
                                   =======      =======   ========  ========
Earnings per common
 and common equivalent share:
   Primary                            $.53      $.43         $1.01      $.82
                                      ====      ====         =====      ====
   Fully diluted                      $.53      $.43         $1.00      $.81
                                      ====      ====         =====      ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                          46,550    45,400        46,438    45,500
   Fully diluted                    46,768    45,770        46,731    45,772

Dividends per share                   $-0-      $-0-          $-0-      $-0-
                                      ====      ====          ====      ====

See notes to condensed consolidated financial statements


                                       -4-
PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
(In thousands)                                           September 30,
                                                -----------------------------
                                                      1994           1993
                                                 -----------      -----------

Cash flows from operating activities:
  Net income                                        $ 46,709      $ 37,091
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                       1,924         1,811
    Amortization                                       5,047         3,307
    Deferred income tax expense (credit)           (   1,685)        1,302
    Foreign currency transactions gain             (       9)    (     235)
    Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                 (  17,488)    (   9,510)
        Inventories                                (   2,167)    (   3,860)
          Other current assets                         2,539     (     382)
        Increase (decrease) in:
          Accounts payable                             2,147            327
          Accrued expenses                               742      (     434)
          Income taxes payable                     (   1,684)     (     510)
    Increase in other assets                       (   3,664)     (     382)
                                                    --------       --------
          Net cash provided by operating activities   32,411         28,525
                                                    --------       --------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net    (  14,198)     (   4,705)
 Redemption (purchase) of long-term marketable
    securities                                     (  60,632)         7,000
 Purchase of license agreements, product rights
   and intangible assets                           (  17,757)     (      36)
                                                     --------      --------
         Net cash provided by (used in) investing
           activities                              (  92,587)         2,259
                                                    --------       --------



                                         - Continued -



                                       -5-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 - Continued -
                                                        Six Months Ended
(In thousands)                                           September 30,
                                                   -------------------------
                                                       1994          1993
                                                   ----------      ----------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans            $  4,762        $ 1,699

 Tax benefit realized from the exercise of
   stock options by employees                          5,552          1,261
                                                    --------        -------
         Net cash provided by financing activities    10,314          2,960
                                                    --------        -------
Effect of exchange rate changes on cash                1,656       (    733)
                                                    --------        -------
Increase (decrease) in cash and cash equivalents   (  48,206)        33,011
Cash and cash equivalents, beginning of period       181,094        172,286
                                                    --------       --------
Cash and cash equivalents, end of period            $132,888       $205,297
                                                    ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                        $26,234        $18,822












See notes to condensed consolidated financial statements.

                                       -6-

PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual
     Report on Form 10-K for the year ended March 31, 1994.   Certain
     reclassifications have been made to conform March 31, 1994 data with current presentation.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY The financial condition of the Company
- - ---------------------------------
continues to be strong. The decrease in cash was principally the result of the Company investing a portion of its cash in long-term marketable securities maturing over a period of one to two years in order to improve its yield. Accounts receivable and inventories, as well as accounts payable and accrued expenses increased due to the continued strong growth of the Company's principal promoted products and an increase in the level of the Company's overall operations. The increase in license agreements, product rights and intangible assets resulted from a payment made to acquire the product rights for the Company's controlled release generic propranolol and indomethacin under the 1984 Prutech Agreement, pursuant to which all future royalty obligations are extinguished.

Property, plant and equipment increased during the period principally from the expansion of the Company's United States and Irish facilities. This expansion will continue through fiscal 1995 in order to adequately meet the Company's needs for the manufacturing, warehousing and distribution of its existing and future products. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will sufficiently support these capital expenditures and would facilitate potential acquisitions of products or companies.

RESULTS OF OPERATIONS Net sales for the three and six month periods ended
- - ---------------------
September 30, 1994, increased $12,962,000 and $26,265,000, respectively, as compared with the same periods last year, principally due to the continued growth of the Company's principal promoted products and specialty controlled release generic products. Net volume growth of those products, including Flumadine-R- which was launched during the third quarter of fiscal 1994, amounted to $18,732,000 for the quarter and $33,196,000 for the six months. Volume declines of the Company's older umpromoted product lines increased $1,013,000. The remainder of the net sales was due to price and was primarily the result of increases in the volume of sales to managed care customers.

Cost of sales as a percentage of sales remained constant at 19% for the current quarter compared with the same period last year. For the six month period, cost of sales increased to 19% from 18% due mostly to increases in costs related to the Company's facilities expansion and the absence of corresponding price increases.

Selling, general and administrative expense for the current quarter compared with the same period last year did not change due to a reduction in royalty expense caused by the acquisition from Prutech of the product rights to controlled release generic propranolol and indomethacin and the absence of Flumadine launch costs, some of which were incurred during this quarter last year. For the six months, selling, general and administrative expense increased primarily due to the costs related to the consolidation of the Company's Jackson, Mississippi and St Louis, Missouri facilities in St. Louis, which will result in future savings. As a percentage of sales, selling, general and administrative expense decreased for both the three and six month periods.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Research and development expense increased during the current quarter over the same period last year due to the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter, the Company filed a New Drug Application for Monurol-R-, a single dose antibiotic for the treatment of uncomplicated urinary tract infections. In addition, during the current quarter and six months, the Company continued its research efforts on several new products, including Synapton-TM-, the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease.
The Company anticipates further increases in research and development expense as a result of continued clinical studies on Synapton and other products in development.


































                                      -9-
PAGE

Part II - Other Information
- - ---------------------------
Item 1. Legal Proceedings

        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 for a description of Wilson,
                                                                      -------
        et al, v. Forest Laboratories, Inc., et al., 91 Civ. 5185 (S.D.N.Y.)
        -------------------------------------------
        In August of 1994, the Company's motion for summary judgement in this action was denied. A status conference is expected to be held in December 1994. The Company continues to believe the claim in this case is without merit and intends to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The registrant held its annual meeting of stockholders on August 15, 1994.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of five members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for adoption of the registrant's 1994 Employee Stock Option Plan and voted for the ratification of BDO Seidman to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 1995.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                        Withhold   Broker
Matter                 For        Against    Abstain    Authority  Non-Votes
Election of Directors:
  Howard Solomon      35,392,770                         178,744
  Joseph M. Schor     35,394,136                         177,378
  William J. Candee   35,395,960                         175,554
  Dan L. Goldwasser   35,496,456                          75,058
  George S. Cohan     35,492,997                          78,517

  1994 Employee Stock
  Option Plan         19,659,735  11,907,667   231,710              3,718,402

  Ratification of
  Independent Public
  Accountants:        35,169,072     120,086   282,356                     -0-


Item 6.  Exhibits and Reports on Form 8-K

       (b)    Reports on Form 8-K.  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1994



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






















                                     -11-
PAGE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1994



                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)



                                  -------------------------
                                  Howard Solomon
                                  President and Chief
                                  Executive Officer



                                  -------------------------
                                  Kenneth E. Goodman
                                  Vice President - Finance

                                  EXHIBIT 27

                 Appendix A to Item 601(c) of Regulation S-K
                     Commercial and Industrial Companies
                         Article 5 of Regulation S-X

Item Number         Item Description                      September 30, 1994
- - -----------         ----------------                      ------------------

5-02(1)             cash and cash items                             $132,888
5-02(2)             marketable securities                                  0
5-02(3)(a)(1)       notes and accounts receivable trade  129,158
5-02(4)             allowances for doubtful accounts                   5,035
5-02(6)             inventory                                         39,347
5-02(9)             total current assets                             319,357
5-02(13)            property, plant and equipment                     89,235
5-02(14)            accumulated depreciation                          22,856
5-02(18)            total assets                                     680,182
5-02(21)            total current liabilities                         53,428
5-02(22)            bonds, mortgages and similar debt                      0
5-02(28)            preferred stock-mandatory redemption                   0
5-02(29)            preferred stock-no mandatory redemption                0
5-02(30)            common stock                                       4,726
5-02(31)            other stockholders' equity                       621,810
5-02(32)            total liabilities and stockholders' equity       680,182

                                                            Six Months Ended
                                                          September 30, 1994
                                                          ------------------

5-03(b)1(a)         net sales of tangible products                   188,330
5-03(b)1            total revenues                                   193,081
5-03(b)2(a)         cost of tangible goods sold                       35,525
5.03(b)2            total costs and expenses applicable to
                      sales and revenues                             104,368
5.03(b)3            other costs and expenses                          15,794
5.03(b)5            provision for doubtful accounts and notes            540
5.03(b)(8)          interest and amortization of debt discount             0
5.03(b)(10)         income before taxes and other items               72,919
5.03(b)(11)         income tax expense                                26,210
5.03(b)(14)         income/loss continuing operations                 46,709
5.03(b)(15)         discontinued operations                                0
5.03(b)(17)         extraordinary items                                    0
5.03(b)(18)         cumulative effect-changes in accounting
                      principles                                           0
5.03(b)(19)         net income or loss                                46,709
5.03(b)(20)         earnings per share - primary                        1.01
5.03(b)(20)         earnings per share - fully diluted                  1.00
