Form 10-Q/A
period 1994-09-30
FOREST LABORATORIES INC
filed 1994-12-22
CIK 38074

FORM  10-Q/A

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


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                         11-1798614
- --------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

150 East 58th Street
- --------------------

  New York, New York                                              10155-0015
- --------------------                                              ----------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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


Date:  December 22, 1994



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