Form 10-Q
period 1994-12-31
FOREST LABORATORIES INC
filed 1995-02-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    __________________________________

(Mark One)
 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1994

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______   to  ____________________________

                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- - -------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                      11-1798614
- - --------------------------------                    ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

150 East 58th Street
- - --------------------
  New York, New York                                          10155-0015
- - --------------------                                        -------------
(address of principal                                         (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
                                                           --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                           ------             ------

Number of shares outstanding of Registrant's Common Stock as of February 14, 1995: 45,093,310.

Part I - Financial Information
- - ------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                             December 31, 1994
(In thousands)                                  (Unaudited)      March 31, 1994
                                             -----------------   --------------

ASSETS
Current assets:
 Cash (including cash equivalent investments
   of $156,519 in December and $176,336 in
   March)                                          $158,059         $181,094

 Accounts receivable, less allowances
   of $5,123 in December and $4,918 in March        143,017          111,670

 Inventories:
   Raw materials                                     14,442           13,250
   Work in process                                    2,131            3,012
   Finished goods                                    22,485           20,918
                                                   --------         --------
                                                     39,058           37,180

 Deferred income taxes                               17,340           12,172
 Other current assets                                 5,131            3,813
                                                   --------         --------
   Total current assets                             362,605          345,929
                                                   --------         --------
Long-term marketable securities                     109,860           47,953
                                                   --------         --------
Property, plant and equipment                        97,106           73,715
 Less: Accumulated depreciation                      23,124           20,694
                                                   --------         --------
   Net property, plant and equipment                 73,982           53,021
                                                   --------         --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $6,083 in December
   and $5,614 in March                               18,876           19,345

 License agreements, product rights and other
   intangible assets, less accumulated amortization
   of $37,933 in December and $30,833 in March      157,646          146,657

 Deferred income taxes                                3,916            3,787

 Other                                                3,806            2,519
                                                   --------         --------
   Total other assets                               184,244          172,308
                                                   --------         --------
        TOTAL ASSETS                               $730,691         $619,211
                                                   ========         ========

See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                            December 31, 1994
(In thousands, except for par values)        (Unaudited)        March 31, 1994
                                            -----------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:

 Accounts payable                               $ 15,699         $  10,507

 Accrued expenses                                 30,580            25,552

 Income taxes payable                             19,412            16,164
                                                --------          --------
   Total current liabilities                      65,691            52,223
                                                --------          --------
Deferred income taxes                                216               206
                                                --------          --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; authorized 1,000 shares;
   no shares issued or outstanding

 Common stock, $.10 par; authorized
   250,000 shares; issued 47,697 shares in
   December and 46,276 shares in March             4,769             4,628

 Capital in excess of par                        291,946           266,233

 Retained earnings                               410,040           337,611

 Cumulative foreign currency
   translation adjustments                     (   1,433)        (   3,817)
                                                --------          --------
                                                 705,322           604,655


Less common stock in treasury,
 at cost (2,642 shares in December and
 2,587 shares in March)                           40,538            37,873
                                                --------          --------
   Total shareholders' equity                    664,784           566,782
                                                --------          --------

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $730,691          $619,211
                                                ========          ========

See notes to condensed consolidated financial statements

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except              Three Months Ended       Nine Months Ended
per share amounts)                    December 31,            December 31,
                                   ------------------      -------------------
                                    1994        1993        1994        1993
                                   ------      ------      ------      ------

Net sales                         $107,280    $96,996     $295,610    $259,062

Other income                         3,027      2,003        7,778       7,075
                                  --------    -------     --------    --------
                                   110,307     98,999      303,388     266,137
                                  --------    -------     --------    --------
Costs and expenses:
 Cost of sales                      20,735     17,571       56,260      47,087


 Selling, general and
   administrative                   40,309     40,553      109,152     107,737

 Research and development            9,012      8,208       24,806      20,690
                                  --------    -------     --------    --------
                                    70,056     66,332      190,218     175,514
                                  --------    -------     --------    --------
Income before income taxes          40,251     32,667      113,170      90,623

Income taxes                        14,531     11,858       40,741      32,723
                                  --------    -------     --------    --------
Net income                        $ 25,720    $20,809     $ 72,429    $ 57,900
                                  ========    =======     ========    ========
Earnings per common
 and common equivalent share:
   Primary                           $.55        $.45         $1.56       $1.27
                                     ====        ====         =====       =====
   Fully diluted                     $.55        $.45         $1.55       $1.25
                                     ====        ====         =====       =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                         46,863      46,161        46,5710     45,757
                                   ======      ======        =======     ======
   Fully diluted                   46,863      46,443        46,642      46,437

Dividends per share                  $-0-         $-0-          $-0-       $-0-
                                     ====         ====          ====       ====

See notes to condensed consolidated financial statements

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                           Nine Months Ended
(In thousands)                                                December 31,
                                                       ------------------------
                                                         1994            1993
                                                       --------        --------

Cash flows from operating activities:
  Net income                                           $ 72,429        $ 57,900
  Adjustments to reconcile net income to
   net cash provided by operating activities:

    Depreciation                                          2,884          2,728
    Amortization                                          7,569          5,121
    Deferred income tax expense (benefit)             (   5,287)         1,009
    Foreign currency transactions gain                (       8)     (     346)
    Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                    (  31,347)     (  24,016)
        Inventories                                   (   1,878)     (     668)
          Other current assets                        (   1,318)     (     755)
        Increase (decrease) in:
          Accounts payable                                5,192          6,458
          Accrued expenses                                5,028          5,053
          Income taxes payable                            3,248      (   5,742)
      Increase in other assets                        (   1,287)     (     569)
                                                       --------       --------
         Net cash provided by operating activities       55,225         46,173
                                                       --------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net      (  22,893)     (   6,615)
  Redemption (purchase) of long-term marketable
    securities                                        (  61,907)         7,439
  Purchase of license agreements, product rights
    and other intangible assets                       (  18,089)     (  13,787)
                                                       --------       --------
        Net cash used in investing activities         ( 102,889)     (  12,963)
                                                       --------       --------

                                - Continued -




                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                - Continued -
                                                       Nine Months Ended
(In thousands)                                             December 31,
                                                     -----------------------
                                                        1994          1993
                                                     --------       --------
Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans             $ 13,933       $  4,109

 Tax benefit realized from the exercise of
   stock options by employees                           9,256          7,203
                                                      -------       --------
         Net cash provided by financing activities     23,189         11,312
                                                      -------       --------
Effect of exchange rate changes on cash                 1,440      (   1,102)
                                                      -------       --------
Increase (decrease) in cash and cash equivalents    (  23,035)        43,420
Cash and cash equivalents, beginning of period        181,094        172,286
                                                      --------      --------
Cash and cash equivalents, end of period              $158,059      $215,706
                                                      ========      ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                          $49,294       $30,282











See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY  The financial condition of the Company
- - ---------------------------------
continues to be strong. The decrease in cash was principally the result of the Company investing a portion of its cash in long-term marketable securities maturing over a period of one to two years in order to improve its yield. Accounts receivable and inventories, as well as accounts payable and accrued expenses increased due to the continued growth of the Company's principal promoted and specialty controlled release generic products and an increase in the level of the Company's overall operations.
The increase in deferred income taxes resulted from the recognition of expense items in different periods for financial reporting and tax purposes. License agreements, product rights and intangible assets increased due to a payment made to acquire the product rights for the Company's controlled release generic propranolol and indomethacin under the 1984 Prutech Agreement, pursuant to which all future royalty obligations are extinguished.

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

RESULTS OF OPERATIONS  Net sales for the three and nine month periods ended
- - ---------------------
December 31, 1994, increased $10,284,000 and $36,548,000, respectively, as compared with the same periods last year principally due to the continued growth of the Company's principal promoted and specialty controlled release generic products. For the three months, net volume growth of these products amounted to $17,970,000. Sales of Flumadine-R- during this period were lower than last year's sales due to a weak flu season and initial stocking of Flumadine during this period last year. While the nine month period was similarly affected by the reduction in Flumadine sales, volume growth of $51,577,000 was achieved. Sales decreases of certain of the Company's unpromoted product lines resulted in a net volume decline of $4,516,000 for the quarter and $3,492,000 for the nine months. The remainder of the net sales change was due to price and was primarily the result of increases in the volume of sales to managed care customers.

Cost of sales as a percentage of sales increased to 19% during the current three and nine month periods as compared to 18% for the same periods last year due mostly to increases in costs related to the Company's facilities expansion and lower net received prices on certain products.

                           FOREST LABORATORIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Selling, general and administrative expense for the current quarter compared with the same period last year decreased slightly due to a reduction in royalty expense caused by the acquisition from Prutech of the product rights to controlled release generic propranolol and indomethacin and the absence of Flumadine launch costs, most of which were incurred during last year's third quarter. For the nine months, selling, general and administrative expense increased primarily due to the costs related to the consolidation of the Company's Jackson, Mississippi and St. Louis, Missouri facilities in St. Louis, which will result in future savings. As a percentage of sales, selling, general and administrative expense decreased for both the three and nine month periods.

Research and development expense increased during the current quarter over the same period last year due to the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter and nine months, the Company continued its research efforts on several new products, including Synapton-TM-, the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease. The Company anticipates further increases in research and development expense as a result of continued clinical studies on Synapton and other products in development.

Part II - Other Information
- - ---------------------------

Item 6 (b)    A Current Report on Form 8-K was filed on October 11, 1994.
              The Report described the adoption by the registrant of a new
              Preferred Share Purchase Rights Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1995







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