Form 10-K
period 1995-03-31
FOREST LABORATORIES INC
filed 1995-06-27
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------
                          WASHINGTON, D.C.  20549




                                 FORM 10-K

(Mark One)
 ---
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                        --------------
For the Fiscal Year Ended March 31, 1995

 ---
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                        -----------------
For the transition period from__________   to ___________________


                        Commission File No. 1-5438

                         FOREST LABORATORIES, INC.
                         -------------------------
         (Exact name of registrant as specified in its charter)

           DELAWARE                               11-1798614

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

909 Third Avenue, New York, New York                10022
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including
  area code:                                      (212) 421-7850

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                      WHICH REGISTERED
      -------------------                 -------------------------
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

               ---                    ---
       YES    / X /           NO     /   /
       ---     ---            --      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this
            ---
Form 10-K  /   /.
           ---
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1995 is $2,028,549,185.

Number of shares outstanding of registrant's Common Stock as of June 23, 1995: 45,247,321.

The following documents are incorporated by reference herein:

      Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
      Exchange Act of 1934 in connection with the 1995 Annual
      Meeting of Stockholders of registrant.

      Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1995.



                          -------------------



                                     -2-
PAGE

                                     PART I



ITEM 1.  BUSINESS
- -------  --------
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

          Forest is a Delaware corporation organized in 1956, and its principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number (212-421-7850).

RECENT DEVELOPMENTS

          CERVIDIL: On March 30, 1995, the United States Food and Drug Administration ("FDA") approved a New Drug Application ("NDA") for Forest's Cervidil-TM-, a pessary infused with the hormone Prostaglandin E2. The product is used for the initiation or continuation of cervical ripening where there is a medical or obstetrical indication for the induction of labor. Forest launched the product commercially in May, 1995.

          FLUMADINE: In September 1993, Forest received the approval of the FDA to market rimantadine, an antiviral agent used for the treatment and prophylaxis of Influenza A. The Company markets this product under the trademark Flumadine-R-.


          MONUROL: In November 1991, the Company entered into a licensing agreement with the Zambon Group of Italy for the marketing by the Company in the United States of the antibiotic fosfomycin trometamol sold under the tradename Monurol-R-.

Fosfomycin trometamol is currently approved for marketing in eleven countries, including the United Kingdom, Germany, Italy and Spain. The product is a single dose antibiotic used for the treatment of uncomplicated urinary tract infections. There are currently no single dose antibiotics approved for this indication in the United States. Forest filed an NDA for this product in September, 1994.

          INFASURF: In June 1991, the Company entered into a licensing agreement with ONY, Inc. for the marketing by the Company in the United States, the United Kingdom and Canada of the product Infasurf-R- for the treatment of respiratory distress syndrome in premature infants. Such licensing arrangements were expanded in May 1992 to include worldwide rights to the product.
The Company is conducting early stage clinical trials of Infasurf in order to evaluate its possible use in adult respiratory distress syndrome. An NDA for Infasurf was filed in March 1995.
In May 1995 the Company was notified by the FDA that it refused to accept the NDA for filing because it determined that Infasurf is the "same drug" as Survanta-R- under the Orphan Drug Regulations and is, therefore, not approvable until seven years after Survanta's approval, which was granted in 1991. Management believes that there are significant chemical and clinical differences between Infasurf and Survanta and intends to pursue the FDA review procedure. In addition, the Company has been notified by Abbott Laboratories, the owner of the Survanta patents, that it considers that Infasurf infringes its Survanta patents. The Company believes, following consultation with its patent counsel, that such claim is without merit.

          SYNAPTON: The Company is conducting multi-center clinical trials to study the safety and efficacy of Synapton-TM- for the treatment of Alzheimer's Disease. Synapton contains physostigmine, a cholinesterase inhibitor. Cholinesterase is an enzyme which metabolizes or breaks down acetylcholine, which is the neurotransmitter in the brain most associated with memory.
It is believed that in Alzheimer's patients, the cells that produce acetylcholine progressively die, and the reduced availability of this important neurotransmitter is believed to contribute to the patient's mental deterioration. Synapton is formulated to partially inhibit cholinesterase activity so that the acetylcholine produced by the body is available for a longer period of time. It is recognized that cholinesterase inhibitors generally are not a cure for Alzheimer's Disease but are expected to have an ameliorative effect for certain patients.

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

          MICTURIN: In August 1989, Forest completed and submitted a full NDA to the FDA covering Micturin-R-, which is licensed to Forest in the United States by the Swedish pharmaceutical manufacturer Pharmacia AB ("Pharmacia"). The product had been marketed outside the United States by Pharmacia since 1986 and by 1991 was approved and marketed in 20 countries, with over 400 million doses having been sold. In mid-1991, some cases of a rare but serious cardiac side effect, polymorphic ventricular tachycardia, were reported principally in the United Kingdom among patients taking Micturin. In all but a few of those cases, the patients appeared to have identifiable predisposing risk factors. As a result of those reports, the United Kingdom Committee on the Safety of Medicines (the "CSM") sent a letter to physicians and pharmacists advising them of those reported cases and contraindicating the drug for patients with the predisposing risk factors. In September 1991, following the CSM action and after regulatory action in other markets, including withdrawals of the product in Germany and Austria, Pharmacia withdrew Micturin from all markets worldwide.
Following the worldwide withdrawal of Micturin, the FDA requested that Forest discontinue its ongoing studies of Micturin in the United States until the FDA could review the possible relationship between the use of Micturin and the reported cardiac side effect. Forest is analyzing data from a recently conducted clinical study to further assess Micturin's safety and the prospects for marketing the drug in the United States.

PRINCIPAL PRODUCTS

          The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforce to concentrate on specialty groups of physicians who are high prescribers of its products. Such products include the respiratory products Aerobid-R-, Aerochamber-R- and Tessalon-R- , the thyroid product Levothroid-R-, the ESGIC-R- and Lorcet-R- lines of analgesics and Flumadine (See "Recent Developments").

          Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 24.2% of Forest's sales for the fiscal year ended March 31, 1995 as compared to 21.3% and 17.7% for the fiscal years ended March 31,
1994 and 1993, respectively.   Aerochamber is a spacer device
used to improve the delivery of aerosol administered products, including Aerobid.

          ESGIC and ESGIC Plus are combination analgesic/sedatives for the relief of tension headaches, while Lorcet is a line of potent analgesics. Lorcet sales accounted for 17.0% of sales for the fiscal year ended March 31, 1995, as compared to 11.2% and 7.8% of sales for the fiscal years ended March 31, 1994 and 1993, respectively. Tessalon is a solid dose non-narcotic cough suppressant. Sales of Tessalon (including sales of a generic formulation) accounted for 4.8% of sales for the fiscal year ended March 31, 1995, as compared to 6.0% and 10.9% for the fiscal years ended March 31, 1994 and 1993, respectively.

          Forest's generic line emphasizes the Company's capability to produce difficult to formulate controlled release products which are sold in the United States by Forest's Inwood Laboratories, Inc. subsidiary. Inwood's most important products include Propranolol E.R., a controlled release beta blocker used in the treatment of hypertension, Indomethacin E.R., a controlled release non-steroidal anti-inflammatory drug used in the treatment of arthritis, and Theochron-TM- , a controlled release theophylline tablet used in treatment of asthma. Sales of Propranolol accounted for 16.0% of Forest's sales for the fiscal year ended March 31, 1995, as compared to 14.3% and 14.1% for the fiscal years ended March 31, 1994 and 1993, respectively. American Home Products, the marketer of the original branded version of Propranolol E.R., recently introduced its own generic version of the drug which will compete against Inwood's product.

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

MARKETING

          In the United States, Forest directly markets its products through its domestic salesforce, currently numbering 456 persons, which details products directly to physicians, pharmacies and managed care organizations. The expansion of Forest's direct sales efforts and related promotional activities has significantly increased sales of Forest's branded ethical pharmaceutical products, including certain of those acquired or licensed by Forest. See "Principal Products". In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 54 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

          In December 1994 and April 1995, the Company entered into two co-promotion agreements with Bock Pharmacal Company pursuant to which the salesforce of Bock Pharmacal Company will promote the products Flumadine and Lorcet 10/650. In February 1995, the Company entered into a co-promotion agreement with Muro Pharmaceutical, Inc. pursuant to which the salesforce of Muro Pharmaceutical, Inc. will market Aerobid, and the Company's salesforce will promote Volmax-R-, an extended release formulation of albuterol marketed by Muro.

COMPETITION

          The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive controlled release technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind sold by Forest and drugs utilizing controlled release technologies. Many of these companies have substantially greater financial resources than Forest. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of the Company's principal promoted products.

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

          During the past several years the FDA, in accordance with its standard practice, has conducted a number of inspections of the Company's manufacturing facilities. Following these inspections the FDA called the Company's attention to certain "Good Manufacturing Practices" compliance and record keeping deficiencies, including warning letters issued April 22, 1994 with respect to Forest's manufacture of Indomethacin. The Company believes it has satisfactorily remedied these deficiencies.

          The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United
States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.

          Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs. In 1993, the Clinton Administration presented to Congress a proposal for reforming the United States healthcare system. Other healthcare reform proposals were also introduced in Congress. These proposals were highly regulatory and contain provisions which would affect the marketing of prescription drug products. None of these proposals were enacted in 1994. The debate as to reform of the health care system is expected to be protracted and the Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative process.

PRINCIPAL CUSTOMERS

          McKesson Drug Company, a national drug wholesaler, accounted for 11% of Forest's consolidated net sales for the year ended March 31, 1995. No customer accounted for more than 10% of Forest's consolidated net sales in the fiscal years ended March 31, 1994 and March 31, 1993.

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

PRODUCT LIABILITY INSURANCE

          Forest currently maintains $100 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been claims asserted against Forest, none for which Forest has been found liable, there can be no assurance that all potential claims which may be asserted against Forest in the future would be covered by Forest's present insurance.

RESEARCH AND DEVELOPMENT

          During the year ended March 31, 1995, Forest spent $32,010,000 for research and development, as compared to $27,998,000 and $22,054,000 in the fiscal years ended March 31, 1994 and 1993, respectively. Forest's research and development activities during the past year consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products some of which utilize the Company's controlled release technologies.

EMPLOYEES

          At March 31, 1995, Forest had a total of 1,319 employees.

PATENTS AND TRADEMARKS

          Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Cervidil, Monurol, Synapton, Flumadine and Methoxatone (an anti-inflammatory compound being evaluated for use in head trauma and for other uses), which patents expire through 2010. Forest believes these patents are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

          Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

          Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
- -------  ----------
          Forest owns six buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 133,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In 1993, Forest acquired a 150,000 square foot building on 28 acres in Commack, New York. The building and land are being used for packaging, warehousing and administration.

          Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 140,000 square feet. In St. Louis, Missouri, FPI owns facilities of 22,000 square feet and
87,000     square feet.  These facilities are used for
manufacturing, warehousing and administration. The Company sold a facility of approximately 35,000 square feet in St. Louis during 1994.

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

          Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a newly-formed subsidiary of Forest, has recently completed the development, together with the Development Authority of the Republic of Ireland, of an approximately 86,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility, will be used principally for the manufacture and distribution of products in Europe.

          Forest's UAD division owns an 18,000 square foot facility located in Jackson, Mississippi which is presently being used for sales training.

          Forest presently leases approximately 75,000 square feet of executive office space at 909 Third Avenue, New York, New
York. The lease is for a sixteen (16) year term, subject to 2 five year renewal options.

          Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

          Net rentals for leased space for the fiscal year ended
March 31, 1995 aggregated approximately $2,220,000 and for the fiscal year ended March 31, 1994 aggregated approximately
$1,821,000.


ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------
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

          The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." Similar actions alleging price discrimination claims under state law are pending against many pharmaceutical manufacturers, including the Company, in state courts in California, Alabama, Washington, Wisconsin and Minnesota. The Company believes these actions are without merit and intends to defend them vigorously.

          The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
- -------   OF SECURITY HOLDERS
          -------------------------------
          Not Applicable.

PAGE

                                 PART II
                                 -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
- -------    ------------------------------
           EQUITY AND RELATED STOCKHOLDER
           ------------------------------
           MATTERS
           -------

           The information required by this item is incorporated by reference to page 28 of the Annual Report.

          Forest has never paid cash dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future. Management presently intends to retain all available funds for the development of its business and for use as working capital. Future dividend policy will depend upon Forest's earnings, capital requirements, financial condition and other relevant factors.


ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------
          The information required by this item is incorporated by reference to page 15 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND
- -------   ---------------------------
          ANALYSIS OF FINANCIAL CONDITION
          -------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------
          The information required by this item is incorporated by reference to pages 13 and 14 of the Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND
- -------   ------------------------
          SUPPLEMENTARY DATA
          ------------------
          The information required by this item is incorporated by reference to pages 16 through 28 of the Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
- -------  ----------------------------
          WITH ACCOUNTANTS ON ACCOUNTING
          ------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------
          Not Applicable.


                              -13-
PAGE

                              PART III
                              --------

         In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 1995
 Annual Meeting of Stockholders.

PAGE

                                  PART IV
                                  -------
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 --------  ---------------------------------------
           AND REPORTS ON FORM 8-K
           -----------------------

         (a) 1. Financial statements. The following consolidated financial statements of Forest Laboratories, Inc.
                  and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

                     Report of Independent Certified Public
                      Accountants

                     Consolidated balance sheets -
                     March 31, 1995 and 1994

                     Consolidated statements of income -
                     years ended March 31, 1995, 1994 and 1993

                     Consolidated statements of shareholders'
                      equity -
                     years ended March 31, 1995, 1994 and 1993

                     Consolidated statements of cash flows -
                     years ended March 31, 1995, 1994 and 1993

                     Notes to consolidated financial statements

             2.  Financial statement schedules.  The following
                  consolidated financial statement schedules of
                  Forest Laboratories, Inc. and Subsidiaries are included herein:

 Report of Independent Certified Public
 Accountants                                               S-1

 Schedule II    Valuation and qualifying accounts          S-2

 -

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

     (3)(b)    By-laws of Forest. Incorporated by reference to
                Forest's Current Report on Form 8-K dated October
                11, 1994.

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

               10.3      Benefit Continuation Agreement dated as
                          of December 1, 1989 between Forest and
                          Howard Solomon.  Incorporated by
                          reference to Forest's Annual Report on
                          Form 10-K for the fiscal year ended
                          March 31, 1990 (the "1990 l0-K").

               10.4      Benefit Continuation Agreement dated as
                          of December 1, 1989 between Forest and
                          Joseph M. Schor.  Incorporated by
                          reference to the 1990 10-K.

               10.5      Benefit Continuation Agreement dated as
                          of May 27, 1990 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1990 10-K.

               10.6      Benefit Continuation Agreement dated as
                          of April 1, 1995 between Forest and
                          Phillip M. Satow.

               10.7      Option Agreement dated December 10, 1990
                          between Forest and Howard Solomon.
                          Incorporated by reference to Forest's

                          Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (the "1991
                          10-K").

               10.8 Option Agreement dated December 10, 1990 between Forest and Kenneth E. Goodman.
                          Incorporated by reference to the 1991
                          10-K.

               10.9      Option Agreement dated December 10,
                         1990 between Forest and Phillip M.
                         Satow.  Incorporated by reference
                         to the 1991 10-K.

               10.10     Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Howard Solomon.  Incorporated by
                          reference to Forest's Annual Report on
                          Form 10-K for the fiscal year ended March
                          31, 1994 (the "1994 10-K").

               10.11     Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Joseph M. Schor.  Incorporated by
                          reference to the 1994 10-K.

               10.12     Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Phillip M. Satow.  Incorporated by
                          reference to the 1994 10-K.

               10.13     Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1994 10-K.

               10.14     Employment Agreement dated as of
                          January 16, 1995 by and between Forest
                          and Howard Solomon.

               10.15     Employment Agreement dated as of
                          January 16, 1995 by and between Forest
                          and Philip M. Satow.

               10.16     Employment Agreement dated as of
                          January 16, 1995 by and between Forest
                          and Kenneth E. Goodman.


               13        Portions of the Registrant's Annual
                          Report to Stockholders.

               22        List of Subsidiaries.  Incorporated by
                          reference to Exhibit 22 to the 1988
                          10-K.

               23        Consent of BDO Seidman.

               27        Financial Data Schedule.

PAGE

                                SIGNATURES
                                ----------

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  June 27, 1995
                                 FOREST LABORATORIES, INC.
                                 -------------------------


                                 By:   /s/Howard Solomon
                                       ----------------------------
                                          Howard Solomon,
                                     President, Chief Executive
                                        Officer and Director


         Pursuant to the requirements of the Securities Exchange
 Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE
- -------------------
OFFICER:
- -------

   /s/ Howard Solomon         President, Chief    June 27, 1995
- ----------------------------  Executive Officer
      Howard Solomon          and Director


PRINCIPAL FINANCIAL
- -------------------
AND ACCOUNTING OFFICER:
- ----------------------

 /s/ Kenneth E. Goodman      Vice President,      June 27, 1995
- ---------------------------- Finance
     Kenneth E. Goodman


 DIRECTORS
 ---------

  /s/ George S. Cohan        Director             June 27, 1995
- ----------------------------
     George S. Cohan



 /s/William J. Candee, III   Director             June 27, 1995
- ----------------------------
   William J. Candee, III

  /s/ Dan L. Goldwasser      Director             June 27, 1995
- ----------------------------
      Dan L. Goldwasser



 /s/Joseph M. Schor          Director             June 27, 1995
- ----------------------------
   Joseph Martin Schor
                              -20-

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------



Board of Directors and Shareholders
Forest Laboratories, Inc.




The audits referred to in our report dated April 28, 1995 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                   BDO Seidman




New York, New York
April 28, 1995

                                                                 SCHEDULE II

             FOREST LABORATORIES, INC. AND SUBSIDIARIES
             ------------------------------------------
                  VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------
- ----------------------------------------------------------------------------------------------
Column A            Column B                  Column C            Column D      Column E
- ----------------------------------------------------------------------------------------------
                                             Additions
                                 ---------------------------------
                                    (1)           (2)
                    Balance at   Charged to   Charged to                     Balance at
                    beginning    costs and    other accounts-  Deductions--  end of
Description         of period    expenses     describe<F1>     describe<F2>  period
- -----------------------------------------------------------------------------------------------

Year ended
 March 31, 1995:
 Allowance for
 doubtful accounts  $4,918,000    $905,000    $156,000         $963,000       $5,016,000
                    ==========    ========    ========         ========       ==========

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
                    ==========    ========    ========         ========       ==========





<F1>  Includes allowances for medicaid rebates and cash discounts
<F2>  Includes adjustments for wholesale chargebacks and bad debt write-offs.


                               EXHIBIT 10.6

                      BENEFITS CONTINUATION AGREEMENT
                      -------------------------------
          AGREEMENT dated as of April 1, 1995 by and between

Forest Laboratories, Inc., a Delaware corporation, having its principal executive offices at 909 Third Avenue, New York, New

York 10022 (the "Company") and Philip M. Satow an individual residing at 1075 Park Avenue, New York, New York 10120 (the

"Executive").

                             R E C I T A L S:
                             _ _ _ _ _ _ _ _
          A.   Executive has served as Executive Vice President-

Marketing of the Company for more than the past ten years.

          B.   The Company recognizes the substantial

contributions made by Executive to the development and growth of the Company's business and expects such contributions to

continue.  Pursuant to a resolution duly adopted by the Company's

Board of Directors, the Company desires to provide certain life-

time benefits to Executive and his wife following the termination of Executive's employment with the Company.

          C.   The parties hereto wish to set forth the terms and

conditions upon which the Company shall provide such benefits to

Executive and his wife.

          NOW, THEREFORE, in consideration of the premises and of

the mutual promises herein contained, the parties hereto agree as follows:

          1.   In consideration of Executive's services to the

Company during the past 10 years and in order to induce the

Executive to continue such services as a valuable member of the

Company's senior management (subject to the Company's and

Executive's continuing right to terminate such services), the

Company agrees that from and after the date that Executive's employment with the Company terminates (the "Termination Date"),

whether by the retirement of Executive or otherwise, the Company shall provide to Executive and his wife during his and her

lifetime, at the sole cost and expense of the Company, the same benefits they enjoy under all health insurance programs (major medical, hospitalization, and dental) of the Company existing on the Termination Date or the date hereof, whichever is more

beneficial to Executive or his wife, as the case may be.

          2.   The Company may discharge its obligations under

paragraph 1 above, in whole or in part, by permitting the

Executive and his wife to participate in health care insurance programs of the Company or by acquiring other third party health care insurance coverage for the benefit of Executive and his wife, all at the sole cost and expense of the Company.  Executive agrees to cooperate with the Company to the extent necessary for

Executive and his wife to participate in such insurance programs or for the Company to obtain such other insurance coverage,

including without limitation (i) supplying such information about

Executive and his wife as may be reasonably requested by a third party insurer, and (ii) undergoing and causing his wife to

undergo medical examinations, but not more frequently than once a year.  Nothing contained in this paragraph 2 shall be deemed to limit the extent of the benefits required to be provided by the

Company under paragraph 1 above.  Without limiting the generality of the preceding sentence, the failure by the Executive or his wife to meet the medical condition requirement of any third party insurer shall not relieve the Company of its obligations under paragraph 1.

          3.   Notwithstanding anything to the contrary contained

in this Agreement, the amount of the benefits required to be provided by the Company at any time shall be reduced to the

extent comparable health care benefits, if any, are being

provided after the Termination Date by a new employer of

Executive or any other third party and are then in effect,

whether under a health insurance program or otherwise.

          4.   Nothing contained herein shall be construed to be

a contract of employment for any term of years, nor as conferring upon Executive the right to continue in the employ of the Company in any capacity.  It is expressly understood by the parties

hereto that this Agreement relates exclusively to additional compensation for Executive's services, payable after termination of his employment with the Company, and is not intended to be an employment contract.
          5.   The Executive acknowledges that customer lists,

processes, formulae, know-how, technical information and other proprietary data and information (the "Confidential Information")

possessed by the Company constitutes a valuable and unique asset of the Company.  In consideration for the benefits granted to the

Executive herein, the Executive agrees that, except (i) as may be necessary or appropriate in connection with the performance of his duties on behalf of the Company or any of its subsidiaries,

(ii) as may be required by applicable law or regulation or (iii) as may be consented to by the Company, the Executive shall not,

during the term of or following his employment by the Company,

disclose such Confidential Information to any other person, firm or corporation.  The term "Confidential Information" shall not be deemed to include information which is or becomes generally

available or known to the public or the pharmaceutical industry other than as a result of the disclosure by the Executive and shall not include information the disclosure of which would not reasonably be likely to have a demonstrable, material adverse effect upon the Company or its business.

          6.   Neither Executive nor his wife shall have any

power or right to transfer, assign, hypothecate or otherwise encumber any part or all of the benefits payable hereunder.  Any such attempted assignment or transfer shall be void.

          7.   Any decision by the Company denying a claim by the

Employee under this Agreement shall be stated in writing and delivered or mailed to Executive.  Such decision shall set forth the specific reasons for the denial.  In addition, the Company shall afford a reasonable opportunity to Executive for a full and fair review of the decision denying such claim.

          8.   This Agreement may not be amended, altered or

modified, except by a written instrument signed by the parties hereto, or their respective successors or assigns, and may not be otherwise terminated except as provided herein.  This Agreement supersedes in its entirety that certain agreement dated as of

December 1, 1989 by and between the Company and Executive

relating to the subject matter hereof.

          9.   This Agreement shall be binding upon and inure to

the benefit of the Company and its successors and assigns, and

Executive and his wife and their heirs, executors, administrators and beneficiaries.

          10.  Any notice, consent or demand required or

permitted to be given under the provisions of this Agreement shall be in writing, and shall be signed by the party giving or making the same.  If such notice, consent or demand is mailed to a party hereto, it shall be sent by United States certified mail,

postage prepaid, addressed to such party's last known address as shown on records of the Company.  The date of such mailing shall be deemed the date of notice, consent or demand.

          11.  Any dispute or controversy arising out of or

relating to this Agreement or any breach of this Agreement shall be settled by arbitration to be held in the City of New York in accordance with the rules then in effect of the American

Arbitration Association (the "AAA") or any successor thereto.

The arbitration shall be held before a single arbitrator chosen by mutual agreement of the parties; provided that if no such arbitrator is so chosen within 10 days following a demand for arbitration hereunder, such arbitrator shall be chosen by the AAA in accordance with its rules.  The decision of the arbitrator shall be final, conclusive, and binding on the parties to the arbitration.  Judgment may be entered on the arbitrator's

decision in any court having jurisdiction, and the parties

irrevocably consent to the jurisdiction of the New York State courts for this purpose. The Company shall pay all the costs and expenses of such arbitration and all the attorneys' fees and expenses of the other parties thereto unless the arbitration award evidences a finding that there was no reasonable basis for the position taken by Executive in such proceeding.

          12.  If any provision of this Agreement is invalid,

illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

         13.  This Agreement, and the rights of the parties

hereunder, shall be governed by and construed in accordance with the laws of the State of New York.

         IN WITNESS WHEREOF, the parties hereto have executed

 this Agreement, in duplicate, as of the day and year first above written.

                                  FOREST LABORATORIES, INC.



                                  By:  /s/ KENNETH E. GOODMAN
                                        _____________________________
                                           KENNETH E. GOODMAN



                                        /s/ PHILIP M. SATOW
                                        -----------------------------
                                            PHILIP M. SATOW

                            EXHIBIT 10.14

                           EMPLOYMENT AGREEMENT
                           --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and HOWARD SOLOMON (the "Executive"), dated as of the 16th day of January 1995.

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     1. Certain Definitions.
        -------------------
        (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executives employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

        (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least

             60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     2. Change of Control.  For the purpose of this Agreement, a "Change of
        -----------------
        Control" shall mean:

        (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a
            Change of Control: (i) any acquisition directly from the Company,
           (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
            Section 2; or

        (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

        (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such

            Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

        (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

     3. Employment Period.  The Company hereby agrees to continue the Executive
        -----------------
        in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

     4. Terms of Employment.
        -------------------
        (a) Position and Duties.
            -------------------
            (i) During the Employment Period, (A) the Executive's position
                (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

           (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executives responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

        (b) Compensation.
            ------------
            (i) Base Salary.  During the Employment Period, the Executive shall
                -----------
                receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.


            (ii)   Annual Bonus.  In addition to Annual Base Salary, the
                   ------------
                   Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

            (iii)  Incentive, Savings and Retirement Plans.  During the
                   ---------------------------------------
                   Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

            (iv)   Welfare Benefit Plans.  During the Employment Period, the
                   ---------------------
                   Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective
                   Date to other peer executives of the Company and its affiliated companies.

               (v) Expenses.  During the Employment Period, the Executive shall
                   --------
                   be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vi)   Fringe Benefits.  During the Employment Period, the
                   ---------------
                   Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vii)  Office and Support Staff.  During the Employment Period, the
                   ------------------------
                   Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (viii) Vacation.  During the Employment Period, the Executive
                   --------
                   shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

     5. Termination of Employment.
        -------------------------
        (a) Death or Disability.  The Executives employment shall terminate
            -------------------
            automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with
            Section 12(b) of this Agreement of its intention to terminate the Executives employment. In such event, the Executives employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective

            Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executives duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executives duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executives legal representative.

        (b) Cause.  The Company may terminate the Executive's employment
            -----
            during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

            (i) the willful and continued failure of the Executive to perform substantially the Executives duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executives duties, or


          (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.


For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful,, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph
(i) or (ii) above, and specifying the particulars thereof in detail.


        (c) Good Reason.  The Executives employment may be terminated by the
            -----------
            Executive for Good Reason.  For purposes of this Agreement, "Good

            Reason" shall mean:

            (i) the assignment to the Executive of any duties inconsistent in any respect with the Executives position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section
                4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

         (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)
               (B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

          (iv) any purported termination by the Company of the Executives employment otherwise than as expressly permitted by this Agreement; or

           (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

        (d) Notice of Termination.  Any termination by the Company for Cause, or
            ---------------------
            by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
            Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon,
            (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or

            Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

        (e) Date of Termination.  "Date of Termination" means (i) if the
            -------------------
            Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     6. Obligations of the Company upon Termination.
        -------------------------------------------
        (a) Good Reason; Other Than for Cause, Death or Disability.  If,
            ------------------------------------------------------
            during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

            (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3)shall be hereinafter referred to as the "Accrued Obligations,,); and

                B. the amount equal to the product of (1) three and (2) the sum of (x) the Executives Annual Base Salary and (y) the Highest Annual Bonus; and

                C. an amount equal to the excess of (a) the actuarial
                   equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Company's Retirement Plan immediately prior to the Effective Date), and any excess or supplemental retirement plan in which the Executive participates (together, the "SERP") which the Executive would receive if the Executive's employment continued for three years after the Date of Termination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Executive's compensation in each of the three years is that required by Section 4(b)(i) and Section 4(b)(ii), over (b) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination;

            (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in
                 Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility.
                 For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

          (iii) the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion; and

          (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be here-inafter referred to as the "Other Benefits").

        (b) Death.  If the Executive's employment is terminated by reason of the
            -----
            Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination.
            With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

        (c) Disability.  If the Executive's employment is terminated by
            ----------
            reason of the Executive's Disability during the Employment
            Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits.
            Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

        (d) Cause; Other than for Good Reason.  If the Executive's employment
            ---------------------------------
            shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive
            (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the

            Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     7. Non-exclusivity of Rights.  Nothing in this Agreement shall prevent
        -------------------------
        or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     8. Full Settlement.  The Company's obligation to make the payments
        ---------------
        provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others.
        In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

     9. Certain Reductions of Payments
        ------------------------------
        (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
            Section 28OG of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 28OG of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 28OG(d)(4) of the Code.

        (b) All determinations required to be made under this Section 9 shall be made by BDO Seidman (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Date of Termination or such earlier time as is requested by the Company. Any such determination by the Accounting Firm shall be binding upon the Company and the Executive. The Executive shall determine which and how much of the Agreement Payments (or, at the election of the Executive, other payments) shall be eliminated or reduced consistent with the requirements of this Section 9, provided that, if the Executive does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company shall elect which and how much of the Agreement Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive under this Agreement.

        (c) As a result of the uncertainty in the application of Section 28OG of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement
            Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

     10.    Confidential Information.  The Executive shall hold in a fiduciary
            ------------------------
            capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11.    Successors.
            ----------
        (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

        (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

        (c) The Company will require any successor (whether direct or indirect, by purchase,merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
            As used in this Agreement, "Company" shall mean the-Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     12.    Miscellaneous.
            -------------
        (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

        (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


            If to the Executive:
            -------------------
            Howard Solomon
            160 East 72nd Street
            New York, NY  10021


            If to the Company:
            -----------------
            Forest Laboratories, Inc.
            Attention:  President
            909 Third Avenue
            New York, New York  10022


            or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

        (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

        (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

        (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

        (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section i(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and,
- ------------------
pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.




                                   /s/HOWARD SOLOMON
                                   -----------------------------------
                                      HOWARD SOLOMON




                                   FOREST LABORATORIES, INC.
                                   By:


                                  /s/KENNETH E. GOODMAN
                                  -------------------------------------
                                     KENNETH E. GOODMAN
                                   Vice President-Finance

                            EXHIBIT 10.15

                           EMPLOYMENT AGREEMENT
                           --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and PHILLIP M. SATOW (the "Executive"), dated as of the 16th day of January 1995.

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     1. Certain Definitions.
        -------------------
        (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executives employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

        (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least

             60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     2. Change of Control.  For the purpose of this Agreement, a "Change of
        -----------------
        Control" shall mean:

        (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a
            Change of Control: (i) any acquisition directly from the Company,
           (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
            Section 2; or

        (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

        (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such

            Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

        (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

     3. Employment Period.  The Company hereby agrees to continue the Executive
        -----------------
        in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

     4. Terms of Employment.
        -------------------
        (a) Position and Duties.
            -------------------
            (i) During the Employment Period, (A) the Executive's position
                (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

           (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executives responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

        (b) Compensation.
            ------------
            (i) Base Salary.  During the Employment Period, the Executive shall
                -----------
                receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.


            (ii)   Annual Bonus.  In addition to Annual Base Salary, the
                   ------------
                   Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

            (iii)  Incentive, Savings and Retirement Plans.  During the
                   ---------------------------------------
                   Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

            (iv)   Welfare Benefit Plans.  During the Employment Period, the
                   ---------------------
                   Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective
                   Date to other peer executives of the Company and its affiliated companies.

               (v) Expenses.  During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vi)   Fringe Benefits.  During the Employment Period, the
                   ---------------
                   Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (viii) Vacation.  During the Employment Period, the Executive
                   --------
                   shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

     5. Termination of Employment.
        -------------------------
        (a) Death or Disability. The Executives employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with
            Section 12(b) of this Agreement of its intention to terminate the Executives employment. In such event, the Executives employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective

            Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executives duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executives duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executives legal representative.

        (b) Cause.  The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

            (i) the willful and continued failure of the Executive to perform substantially the Executives duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executives duties, or


            (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.


For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful,, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph
(i) or (ii) above, and specifying the particulars thereof in detail.


        (c) Good Reason.  The Executives employment may be terminated by the
            -----------
            Executive for Good Reason.  For purposes of this Agreement, "Good

            Reason" shall mean:

            (i) the assignment to the Executive of any duties inconsistent in any respect with the Executives position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section
                4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

         (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)
               (B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

          (iv) any purported termination by the Company of the Executives employment otherwise than as expressly permitted by this Agreement; or

           (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

        (d) Notice of Termination.  Any termination by the Company for Cause, or
            ---------------------
            by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
            Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon,
            (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or

            Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

        (e) Date of Termination.  "Date of Termination" means (i) if the
            -------------------
            Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     6. Obligations of the Company upon Termination.
        -------------------------------------------
        (a) Good Reason; Other Than for Cause, Death or Disability.  If,
            ------------------------------------------------------
            during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

            (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3)shall be hereinafter referred to as the "Accrued Obligations,,); and

                B. the amount equal to the product of (1) three and (2) the sum of (x) the Executives Annual Base Salary and (y) the Highest Annual Bonus; and

                C. an amount equal to the excess of (a) the actuarial
                   equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Company's Retirement Plan immediately prior to the Effective Date), and any excess or supplemental retirement plan in which the Executive participates (together, the "SERP") which the Executive would receive if the Executive's employment continued for three years after the Date of Termination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Executive's compensation in each of the three years is that required by Section 4(b)(i) and Section 4(b)(ii), over (b) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination;

            (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in
                 Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility.
                 For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

          (iii) the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion; and

          (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be here-inafter referred to as the "Other Benefits").

        (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination.
            With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

        (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment
            Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits.
            Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

        (d) Cause; Other than for Good Reason.  If the Executive's employment
            ---------------------------------
            shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive
            (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the

            Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others.
        In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

     9. Certain Reductions of Payments
        ------------------------------
        (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
            Section 28OG of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 28OG of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 28OG(d)(4) of the Code.

        (b) All determinations required to be made under this Section 9 shall be made by BDO Seidman (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Date of Termination or such earlier time as is requested by the Company. Any such determination by the Accounting Firm shall be binding upon the Company and the Executive. The Executive shall determine which and how much of the Agreement Payments (or, at the election of the Executive, other payments) shall be eliminated or reduced consistent with the requirements of this Section 9, provided that, if the Executive does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company shall elect which and how much of the Agreement Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive under this Agreement.

        (c) As a result of the uncertainty in the application of Section 28OG of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement
            Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

     10.    Confidential Information.  The Executive shall hold in a fiduciary
            ------------------------
            capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11.    Successors.
            ----------
        (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

        (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

        (c) The Company will require any successor (whether direct or indirect, by purchase,merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
            As used in this Agreement, "Company" shall mean the-Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     12.    Miscellaneous.
            -------------
        (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

        (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


            If to the Executive:
            -------------------
            Phillip M. Satow
            1075 Park Avenue
            New York, NY  10128


            If to the Company:
            -----------------
            Forest Laboratories, Inc.
            Attention:  President
            909 Third Avenue
            New York, New York  10022


            or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

        (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

        (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

        (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

        (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section i(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and,
- ------------------
pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.




                                   /s/PHILLIP M. SATOW
                                   -----------------------------------
                                      PHILLIP M. SATOW




                                   FOREST LABORATORIES, INC.
                                   By:


                                  /s/KENNETH E. GOODMAN
                                  -------------------------------------
                                     KENNETH E. GOODMAN
                                     Vice President-Finance

                            EXHIBIT 10.16

                           EMPLOYMENT AGREEMENT
                           --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and KENNETH E. GOODMAN (the "Executive"), dated as of the 16th day of January 1995.

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     1. Certain Definitions.
        -------------------
        (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executives employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

        (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least

             60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     2. Change of Control.  For the purpose of this Agreement, a "Change of
        -----------------
        Control" shall mean:

        (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a
            Change of Control: (i) any acquisition directly from the Company,
           (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
            Section 2; or

        (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

        (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such

            Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

        (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

     3. Employment Period.  The Company hereby agrees to continue the Executive
        -----------------
        in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

     4. Terms of Employment.
        -------------------
        (a) Position and Duties.
            -------------------
            (i) During the Employment Period, (A) the Executive's position
                (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

           (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executives responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

        (b) Compensation.
            ------------
            (i) Base Salary.  During the Employment Period, the Executive shall
                -----------
                receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.


            (ii)   Annual Bonus.  In addition to Annual Base Salary, the
                   ------------
                   Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

            (iii)  Incentive, Savings and Retirement Plans.  During the
                   ---------------------------------------
                   Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

            (iv)   Welfare Benefit Plans.  During the Employment Period, the
                   ---------------------
                   Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective
                   Date to other peer executives of the Company and its affiliated companies.

               (v) Expenses.  During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vi)   Fringe Benefits.  During the Employment Period, the
                   ---------------
                   Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

            (viii) Vacation.  During the Employment Period, the Executive
                   --------
                   shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

     5. Termination of Employment.
        -------------------------
        (a) Death or Disability. The Executives employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with
            Section 12(b) of this Agreement of its intention to terminate the Executives employment. In such event, the Executives employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective

            Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executives duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executives duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executives legal representative.

        (b) Cause.  The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

            (i) the willful and continued failure of the Executive to perform substantially the Executives duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executives duties, or


            (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.


For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful,, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph
(i) or (ii) above, and specifying the particulars thereof in detail.


        (c) Good Reason.  The Executives employment may be terminated by the
            -----------
            Executive for Good Reason.  For purposes of this Agreement, "Good

            Reason" shall mean:

            (i) the assignment to the Executive of any duties inconsistent in any respect with the Executives position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section
                4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

         (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)
               (B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

          (iv) any purported termination by the Company of the Executives employment otherwise than as expressly permitted by this Agreement; or

           (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

        (d) Notice of Termination.  Any termination by the Company for Cause, or
            ---------------------
            by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
            Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon,
            (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or

            Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

        (e) Date of Termination.  "Date of Termination" means (i) if the
            -------------------
            Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     6. Obligations of the Company upon Termination.
        -------------------------------------------
        (a) Good Reason; Other Than for Cause, Death or Disability.  If,
            ------------------------------------------------------
            during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

            (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3)shall be hereinafter referred to as the "Accrued Obligations,,); and

                B. the amount equal to the product of (1) three and (2) the sum of (x) the Executives Annual Base Salary and (y) the Highest Annual Bonus; and

                C. an amount equal to the excess of (a) the actuarial
                   equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Company's Retirement Plan immediately prior to the Effective Date), and any excess or supplemental retirement plan in which the Executive participates (together, the "SERP") which the Executive would receive if the Executive's employment continued for three years after the Date of Termination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Executive's compensation in each of the three years is that required by Section 4(b)(i) and Section 4(b)(ii), over (b) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination;

            (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in
                 Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility.
                 For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

          (iii) the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion; and

          (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be here-inafter referred to as the "Other Benefits").

        (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination.
            With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

        (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment
            Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits.
            Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

        (d) Cause; Other than for Good Reason.  If the Executive's employment
            ---------------------------------
            shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive
            (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the

            Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others.
        In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

     9. Certain Reductions of Payments
        ------------------------------
        (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
            Section 28OG of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 28OG of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 28OG(d)(4) of the Code.

        (b) All determinations required to be made under this Section 9 shall be made by BDO Seidman (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Date of Termination or such earlier time as is requested by the Company. Any such determination by the Accounting Firm shall be binding upon the Company and the Executive. The Executive shall determine which and how much of the Agreement Payments (or, at the election of the Executive, other payments) shall be eliminated or reduced consistent with the requirements of this Section 9, provided that, if the Executive does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company shall elect which and how much of the Agreement Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive under this Agreement.

        (c) As a result of the uncertainty in the application of Section 28OG of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement
            Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

     10.    Confidential Information.  The Executive shall hold in a fiduciary
            ------------------------
            capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11.    Successors.
            ----------
        (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

        (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

        (c) The Company will require any successor (whether direct or indirect, by purchase,merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
            As used in this Agreement, "Company" shall mean the-Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     12.    Miscellaneous.
            -------------
        (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

        (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


            If to the Executive:
            -------------------
            Kenneth E. Goodman
            7 Iris Lane
            Chappaqua, NY  10514


            If to the Company:
            -----------------
            Forest Laboratories, Inc.
            Attention:  President
            909 Third Avenue
            New York, New York  10022


            or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

        (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

        (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

        (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

        (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section i(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and,
- ------------------
pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.




                                   /s/KENNETH E. GOODMAN
                                   -----------------------------------
                                      KENNETH E. GOODMAN




                                   FOREST LABORATORIES, INC.
                                   By:


                                  /s/HOWARD SOLOMON
                                  -------------------------------------
                                     HOWARD SOLOMON
                                     President

                          EXHIBIT 13

QUARTERLY STOCK MARKET PRICES
                                                High            Low
- ----------------------------------------------------------------------

April-June 1993                                 38 1/2          31 1/2
- ----------------------------------------------------------------------
July-September 1993                             37 7/8          28 1/4
- ----------------------------------------------------------------------
October-December 1993                           47 7/8          37 3/8
- ----------------------------------------------------------------------
January-March 1994                              52 1/2          41 1/2
- ----------------------------------------------------------------------
April-June 1994                                 49              40
- ----------------------------------------------------------------------
July-September 1994                             50              40 1/2
- ----------------------------------------------------------------------
October-December 1994                           49 1/2          44 7/8
- ----------------------------------------------------------------------
January-March 1995                              52 1/4          43 1/8
- ----------------------------------------------------------------------

As of June 5, 1995, there were 3,064 stockholders of record of the Company's common stock.

SELECTED FINANCIAL DATA
- -----------------------
                                                   1995      1994      1993      1992      1991
                                               --------  --------  --------  --------  --------

March 31, (N THOUSANDS)

Financial Position:
Current Assets                                 $348,969  $345,929  $314,636  $243,874  $138,294
Current Liabilities                              57,649    52,223    41,145    55,943    42,026
Net Current Assets                              291,320   293,706   273,491   187,931    96,268
Total Assets                                    757,205   619,211   520,512   431,080   331,234
Long-Term Debt and Deferred
   Income Taxes                                     222       206       191     2,068    25,231
Total Shareholders' Equity                      699,334   566,782   479,176   373,069   263,977


YEAR ENDED MARCH 31,  (IN THOUSANDS, EXCEPT
PER SHARE DATA)                                    1995      1994      1993      1992      1991
                                               --------  --------  --------  --------  --------
Summary of Operations:
Net Sales                                      $393,359            $351,641  $285,364  $239,193  $175,904
Other Income                                     11,470     9,680    11,070     9,244     8,320
Costs and Expenses                              248,683   235,843   195,748   170,932   129,357
Income Before Income Taxes                      156,146             125,478   100,686    77,505    54,867
Income Taxes                                     55,997    45,280    36,379    27,936    16,998
Net Income                                      100,149    80,198    64,307    49,569    37,869
Net Income Per Share:
   Primary                                        $2.15     $1.75     $1.42     $1.13    $0.90
   Fully Diluted                                  $2.14     $1.72     $1.41     $1.13    $0.87
Weighted Average Number of
   Common and Common
   Equivalent Shares
   Outstanding (Note A):
      Primary                                    46,682    45,957    45,432    43,992    41,955
      Fully Diluted                              46,768    46,614    45,764    44,044    43,504

No dividends were paid on common shares during the period.

SELECTED FINANCIAL DATA
- -----------------------


A. Net income per share was computed by dividing net income by the weighted average number of common and common equivalent shares during each year. All amounts give effect to the February 1991 100% stock dividend. Common equivalent shares consist of unissued shares under options and warrants, and are included to the extent that they have a dilutive effect. Fully dilutd net income per share is presented because of an increase in the dilutive effect of stock options (using the treasury stock method) which resulted from the higher price of the Company's stock at the end of the year as compared with the average price during the year. The weighted average number of common and common equivalent shares outstanding for 1995 was computed as follows:

                                                            Primary          Fully Diluted
                                                            -------          -------------
         Weighted average number of shares outstanding       44,476              44,481

           Assuming exercise of options and warrants
           reduced by the number of shares which could
           have been purchased with the proceeds from
           exercise of such options and warrants              2,206               2,287
                                                             ------              ------
         Weighted average number of common and common
           equivalent shares outstanding                     46,682              46,768
                                                             ======              ======



                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                      -------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------


FINANCIAL CONDITION AND LIQUIDITY  Net current assets decreased by $2,386,000 in
- ---------------------------------
fiscal 1995 principally due to the Company investing a portion of its cash in long-term marketable securities maturing over a period of one to two years. Compared to the short-term marketable securities which they replaced, these long-term marketable securities have, and are expected to continue to increase the Company's yield on investments. Company operations have historically provided a strong, positive cash flow and management believes that on-going operations, when combined with the Company's strong cash position, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies and capital investments. Accounts receivable and accounts payable increased principally as a result of the continued growth of the Company's principal promoted and specialty controlled release generic products and an increase in the overall level of the Company's operations. Property, plant and equipment increased as a result of the Company's facilities expansion in the United States and Ireland. This expansion, when complete, should for the time being meet the Company's needs for the manufacturing, warehousing and distribution of its existing and presently anticipated future products.
The increase in license agreements, product rights and intangible assets resulted from the Company acquiring certain product rights from Prutech Research and Development Partnership (Prutech), which previously entitled Prutech to royalties on controlled release generic propranolol and indomethacin. Deferred income taxes non-current increased due to the recording of state and local tax benefit carryforwards which resulted from the exercise of employee stock options. The change in cumulative foreign currency translation adjustments is attributed to a significant increase in the UK pound and Irish punt to US dollar rates of exchange.

RESULTS OF OPERATIONS Net sales increased in 1995 by $41,718,000 as a result of the continued growth of the Company's branded promoted products, particularly Aerobid and Lorcet, and specialty controlled release generic products. These increases were partially offset by lower sales of Flumadine due to the relatively mild flu season and high inventory levels remaining from the prior year's initial launch. Net volume growth of these products amounted to $57,014,000. Excluding Flumadine sales, net sales growth of the Company's principal promoted and specialty release generic products totaled $76,669,000. Sales decreases of certain of the Company's unpromoted product lines resulted in a net volume decline of $4,574,000. The remainder of the net sales change was primarily the result of increased sales to managed care customers at lower net realized prices. Net sales for fiscal 1994 increased by $66,277,000 as compared to fiscal 1993. Volume growth of the Company's principal promoted and generic product lines accounted for $46,103,000 of the increase. Flumadine sales amounted to $21,660,000 in fiscal 1994. Sales volume of the Company's older unpromoted product lines increased by $2,384,000, while foreign exchange translation rate declines reduced net sales by $5,936,000. The remainder of the net sales increase was attributed to price increases.

Other income increased $1,790,000 during fiscal 1995. An increase in funds available for investment, combined with higher yields received by investing in longer term marketable securities with up to two year maturities, resulted in an increase in interest income as compared with last year. The decrease in other income in fiscal 1994 as compared to 1993 was primarily the result of lower commission income resulting from the termination of the Company's joint marketing agreement for the product DDAVP.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                      -------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------


Cost of sales as a percentage of sales increased to 19% in fiscal 1995 from 18% in fiscal 1994 due mostly to increases in overhead costs related to the Company's facilities expansion and lower net prices received on certain products. During fiscal 1994 as compared to 1993, cost of sales as a percentage of sales decreased to 18% from 19% as result of changes in product mix and volume and price increases.

Selling, general and administrative expense decreased by $2,816,000 during fiscal 1995. The decrease was primarily due to a reduction in royalty expense resulting from the acquisition from Prutech of the product rights to controlled release generic propranolol and indomethacin and the absence of the substantial launch costs for the product Flumadine which were incurred during 1994. Offsetting this decrease were costs associated with the consolidation of the Company's Jackson, Mississippi and St Louis, Missouri facilities in St Louis, which will result in future savings. As a percentage of sales, selling, general and administrative expense decreased in 1995 as compared to 1994. The increase in selling, general and administrative expense in 1994 as compared to 1993 resulted from continued growth of the Company's salesforce activities and the launch costs for Flumadine.

Interest expense of $1,957,000 in fiscal 1993 was the result of the debt incurred in connection with the purchase of a line of thyroid products. The debt was repaid during fiscal 1993.

Research and development expense increased by $4,012,000 during fiscal 1995 and $5,944,000 in 1994 principally as a result of the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During fiscal 1995, there was particular emphasis on Synapton, Methoxatone and AF102B. Synapton is the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease. One Phase III clinical study has been successfully concluded. Two additional Phase III clinical studies are currently in progress, and if successfully completed, will enable the Company to seek approval for marketing from the FDA. Methoxatone is being developed for the treatment of brain trauma and AF102B is an M1 agonist for the treatment of Alzheimer's Disease. Phase II/III clinical trials are currently in progress for AF102B. Also during 1995, the Company completed studies and filed new drug applications for the products Monurol, a single dose antibiotic used for the treatment of uncomplicated urinary tract infections and Infasurf, a lung surfactant for the treatment of respiratory distress syndrome in preterm infants. The Company anticipates a continued increase in research and development expense as these and other potential products are developed and tested.

Inflation has not had a material effect on the Company's operations for the periods presented.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------
                     CONSOLIDATED FINANCIAL STATEMENTS
                     ---------------------------------
                 YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                 -----------------------------------------




















                                                            -1-



PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------


Board of Directors and Shareholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

                                             BDO SEIDMAN

New York, New York
April 28, 1995

                                                            -2-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (IN THOUSANDS)
                                 --------------

                                                            MARCH 31,
                                                   ------------------------
                                                        1995           1994
ASSETS                                             ---------      ---------
- ------
Current assets:
 Cash (including cash equivalent investments of     $107,611       $181,094
   $103,847 in 1995 and $176,336 in 1994)
 Marketable securities                                34,570
 Accounts receivable, less allowances of $5,016
   in 1995 and $4,918 in 1994                        149,655        111,670
 Inventories                                          38,963         37,180
 Deferred income taxes                                12,789         12,172
 Other current assets                                  5,381          3,813
                                                    --------       --------
   Total current assets                              348,969        345,929
                                                    --------       --------
Long-term marketable securities                      136,674         47,953
                                                    --------       --------
Property, plant and equipment:
 Land and buildings                                   60,312         43,264
 Machinery and equipment                              25,994         21,483
 Vehicles and other                                   10,473          8,968
                                                     -------        -------
                                                      96,779         73,715

 Less accumulated depreciation                        23,751         20,694
                                                     -------        -------
                                                      73,028         53,021
                                                     -------        -------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $6,240 in 1995 and $5,614
   in 1994                                            18,719         19,345
 License agreements, product rights and other
   intangible assets, net                            162,174        146,657
 Deferred income taxes                                 8,343          3,787
 Other                                                 9,298          2,519
                                                    --------       --------
                                                     198,534        172,308
                                                    --------       --------
                                                    $757,205       $619,211
                                                    ========       ========



                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (IN THOUSANDS, EXCEPT FOR PAR VALUES)
                     -------------------------------------

                                                            MARCH 31,
                                                       1995          1994
                                                   --------     ---------

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $ 14,234      $ 10,507
 Accrued expenses                                    23,924        25,552
 Income taxes payable                                19,491        16,164
                                                   --------      --------
   Total current liabilities                         57,649        52,223
                                                   --------      --------
Deferred income taxes                                   222           206
                                                   --------      --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000;
    no shares issued or outstanding
 Common stock $.10 par; shares authorized
   250,000; issued 47,824 shares in 1995 and
   46,276 shares in 1994                              4,782         4,628
 Capital in excess of par                           296,925       266,233
 Retained earnings                                  437,760       337,611
 Cumulative foreign currency translation
   adjustments                                          458      (  3,817)
                                                   --------       --------
                                                   739,925        604,655
 Less common stock in treasury, at cost
   (2,643 shares in 1995 and 2,587 shares in 1994)   40,591        37,873
                                                   --------      --------
                                                    699,334       566,782
                                                   --------      --------
                                                   $757,205      $619,211
                                                   ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED MARCH 31,
                                            ------------------------------
                                                 1995      1994       1993
                                            ---------  --------  ---------

Net sales                                    $393,359  $351,641   $285,364
Other income                                   11,470     9,680     11,070
                                             --------  --------   --------
                                              404,829   361,321    296,434
                                             --------  --------   --------
Costs and expenses:
 Cost of sales                                 75,794    64,150     53,629
 Selling, general and administrative          140,879   143,695    118,108
 Research and development                      32,010    27,998     22,054
 Interest                                                            1,957
                                             --------  --------   --------
                                              248,683   235,843    195,748
                                             --------  --------   --------
Income before income taxes                    156,146   125,478    100,686

Income taxes                                   55,997    45,280     36,379
                                             --------  --------   --------
Net income                                   $100,149  $ 80,198   $ 64,307
                                             ========  ========   ========
Earnings per common and common
 equivalent share:

 Primary                                        $2.15     $1.75      $1.42
                                                =====     =====      =====
 Fully diluted                                  $2.14     $1.72      $1.41
                                                =====     =====      =====
Weighted average number of common
 and common equivalent shares outstanding:

 Primary                                       46,682    45,957     45,432
                                               ======    ======     ======
 Fully diluted                                 46,768    46,614     45,764
                                               ======    ======     ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                 -5-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                   -----------------------------------------
(IN THOUSANDS)
                                                                                         Cumulative
                                                                                            foreign
                                               Common stock        Capital in                   currency   Treasury stock
                                          --------------------    excess of    Retained    translation   --------------
                                          Shares    Amount        par          earnings    adjustments   Shares   Amount
                                          ------     ------        -----------  --------   -----------    -----    ------
Balance, April 1, 1992                    43,773      $4,377       $197,128    $193,106      $  629      2,238     $22,171

Shares issued upon exercise of
 stock options                             1,742         174         19,949
Treasury stock acquired from employees
 upon exercise of stock options                                                                             252     11,216
Tax benefit related to stock options
 exercised by employees                                              36,180
Foreign currency translation adjustments                                                    ( 3,287)
Net income                                                                       64,307
                                          ------      ------        -------     -------      ------      -----      ------
Balance, March 31, 1993                   45,515      4,551         253,257     257,413     ( 2,658)     2,490      33,387
                                          ------      ------        -------     -------      ------      -----      ------
Shares issued upon exercise of stock
 options and warrants                        761          77         11,091
Treasury stock acquired upon
 exercise of stock options and warrants                                                                     97       4,486
Tax benefit related to stock options
 exercised by employees                                               1,885
Foreign currency translation adjustments                                                    ( 1,159)
Net income                                                                       80,198
                                           ------      ------       -------     -------      ------       -----     ------
Balance, March 31, 1994                    46,276       4,628       266,233     337,611     ( 3,817)      2,587     37,873
                                           ------      ------        -------     -------     ------       -----    -------
Shares issued for product acquisition         108          10         4,689
Shares issued upon exercise of stock
 options                                    1,440         144        15,694
Treasury stock acquired from employees
 upon exercise of stock options                                                                              56      2,718
Tax benefit related to stock options
 exercised by employees                                              10,309
Foreign currency translation adjustments                                                      4,275
Net income                                                                      100,149
                                            ------     ------      --------   --------       ------         ----     -------
Balance, March 31, 1995                     47,824     $4,782      $296,925    $437,760      $  458         2,643    $40,591
                                            ======     ======      ========    ========      ======         =====    =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (IN THOUSANDS)
                                   ------------

                                                          YEAR ENDED MARCH 31,
                                                  ---------------------------------
                                                      1995          1994       1993
                                                  --------      --------    -------
Cash flows from operating activities:
  Net income                                      $100,149      $ 80,198    $ 64,307
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                                  3,954         3,763       3,868
       Amortization                                 10,097         8,110       6,646
       Deferred income tax benefit               (   5,157)    (     385)   ( 13,797)
       Foreign currency transaction
         (gain) loss                             (      53)    (     240)        108
       Net change in operating assets
         and liabilities:
         Decrease (increase) in:
           Accounts receivable, net              (  37,985)    (  20,705)  (  18,224)
           Inventories                           (   1,783)        1,041   (   7,457)
           Other current assets                  (   1,568)          312   (     872)
         Increase (decrease) in:
           Accounts payable                          3,727         2,549   (     864)
           Accrued expenses                      (   1,628)        4,361       3,087
           Income taxes payable                      3,327         4,168       6,048
         Decrease (increase) in other
           assets                                (   6,779)        3,320   (   5,280)
                                                  --------       -------    --------
       Net cash provided by operating
              activities                            66,301        86,492      37,570
                                                   -------       -------     -------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
    net                                          (  22,230)    (  27,070)  (   6,255)
  Purchase of license agreements, product rights
    and other intangibles                        (  22,287)    (  30,464)  (  12,612)
  Redemption (purchase) of marketable
     securities                                  ( 123,291)    (  27,895)        894
                                                  --------      --------    --------
             Net cash used in investing
              activities                         ( 167,808)    (  85,429)  (  17,973)
                                                  --------      --------    --------



                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (IN THOUSANDS)
                                   ------------

                                                   YEAR ENDED MARCH 31,
                                            --------------------------------
                                                1995         1994       1993
                                             --------     --------   --------
Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans and warrants                 15,119       6,682       8,907
  Tax benefit realized from the exercise
    of stock options by employees             10,309       1,885      36,180
  Repayment of debt                                                (  23,069)
                                            --------    --------    --------
           Net cash provided by
             financing activities             25,428       8,567      22,018
                                            --------    --------    --------
Effect of exchange rate changes on cash        2,596   (     822)  (   2,806)
                                            --------    --------    --------
Increase (decrease)in cash and cash
 equivalents                               (  73,483)      8,808      38,809
Cash and cash equivalents, beginning
  of year                                    181,094     172,286     133,477
                                            --------    --------    --------
Cash and cash equivalents, end of year      $107,611    $181,094    $172,286
                                            ========    ========    ========

Supplemental disclosures of cash flow
  information:

                                                1995        1994        1993
                                             -------     -------     -------
Cash paid during the year for:
  Interest                                                            $4,999
  Income taxes                               $47,519     $39,612       7,967
                                             -------     -------      ------
Supplemental schedule of noncash
  financing activities:

  Issuance of common stock for the
    purchase of license agreements,
    product rights and other intangibles      $2,700



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

MARKETABLE SECURITIES:  Effective April 1, 1994, the Company adopted
Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1995, the Company's investments in debt securities have been categorized as held to maturity and are stated at amortized cost. Marketable securities consist of investments in municipal bonds maturing through 1997 and bonds of the Commonwealth of Puerto Rico maturing through 2000. In prior years, the Company's investments in debt securities were accounted for using substantially the same method.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized over 35 to 40 years. The costs of obtaining license agreements, product rights and other intangible assets are being amortized over the estimated lives of the assets, 10 to 40 years.

REVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLAN: Effective April 1, 1994, the Company's domestic and Puerto Rican subsidiaries savings and profit sharing plans were merged into one plan. Under the plan, substantially all non-bargaining unit employees may participate in the plan after becoming eligible (as defined). The profit sharing plan contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to $3,320,000, $2,818,000 and $1,959,000 for 1995,
1994 and 1993, respectively.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares consist of the dilutive effect of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully diluted basis). At March 31, 1995, 1994 and 1993, the primary and fully diluted common equivalent shares amounted to 2,206,000 and 2,287,000, 2,672,000 and 3,329,000, 3,346,000 and
3,678,000, respectively.

INCOME TAXES: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the year ended
March 31, 1993 and, accordingly, has accounted for income taxes on the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates. Previously, the Company utilized the deferred method when accounting for income taxes. The effect of this accounting change had an immaterial impact on the consolidated results of operations for the year ended March 31, 1993 and no cumulative effect adjustment was required as of April 1, 1992.

RECLASSIFICATIONS: Certain amounts as previously reported have been reclassified to conform to current year classifications.

2.  BUSINESS OPERATIONS:

The Company and its subsidiaries, which are located in the United States, Puerto Rico, the United Kingdom and Ireland, manufacture and market ethical and other pharmaceutical products. Information about the Company's sales and profitability by different geographic areas for the years ended
March 31, 1995, 1994 and 1993 follows:



                                   Domestic operations
                                  ----------------------
                                                             United
                                              Exports,      Kingdom
                                   United  principally  and Ireland
1995 (IN THOUSANDS)                States       Europe   operations  Eliminations   Consolidated
- -------------------                ------   ----------   ----------  ------------   ------------
Net sales to unaffiliated
customers                        $360,014       $2,455      $30,890                     $393,359
Sales between geographic areas                   1,416*                  $1,416
                                 --------       ------      -------      ------         --------
Net sales                        $360,014       $3,871      $30,890      $1,416         $393,359
                                 ========       ======      =======      ======         ========
Operating profit                 $144,927       $1,457      $ 6,341      $  448         $152,277
                                 ========       ======      =======      ======
Other income                                                                              11,470
Unallocated expenses                                                                   (   7,601)
                                                                                        --------
Income before income taxes                                                              $156,146
                                                                                        ========

Identifiable assets                      $450,015           $32,079                     $482,094
                                         ========           =======
Corporate assets                                                                         275,111
                                                                                        --------
Total assets                                                                            $757,205
                                                                                        ========
*AT NORMAL PROFIT MARGINS


                                                                    10

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

2.  BUSINESS OPERATIONS: (CONTINUED)

                                   Domestic operations
                                 -----------------------
                                                              United
                                               Exports,      Kingdom
                                    United  principally  and Ireland
                                    States       Europe   operations  Eliminations   Consolidated
                                 ---------  -----------  -----------  ------------   ------------
Net sales to unaffiliated
 customers                        $320,108       $2,741      $28,792                     $351,641

Sales between geographic areas                    1,353*                     $1,353
                                  --------       ------      -------         ------      --------
 Net sales                        $320,108       $4,094      $28,792         $1,353      $351,641
                                  ========       ======      =======         ======      ========
Operating profit                  $115,506       $  885      $ 6,277         $  456      $122,212
                                  ========       ======      =======         ======      ========
Other income                                                                                9,680
Unallocated expenses                                                                    (   6,414)
                                                                                         --------
Income before income taxes                                                               $125,478
                                                                                          ========

Identifiable assets                       $369,641           $26,474                     $396,115
                                          ========           =======
Corporate assets                                                                          223,096
                                                                                         --------
Total assets                                                                             $619,211
                                                                                         ========
*AT NORMAL PROFIT MARGINS


                                  Domestic operations
                                 ---------------------
                                                             United
                                              Exports,      Kingdom
                                   United  principally  and Ireland
1993 (In thousands)                States       Europe   operations  Eliminations  Consolidated
                                 --------  -----------  -----------  ------------  ------------
Net sales to unaffiliated
customers                        $254,667       $2,065      $28,632                    $285,364
Sales between geographic areas                     993*                 $993
                                 --------       ------      -------     ----           --------
Net sales                        $254,667       $3,058      $28,632     $993           $285,364
                                 ========       ======      =======     ====           ========
Operating profit                 $ 90,551       $1,353      $ 6,016     $470           $ 97,450
                                 ========       ======      =======     ====
Other income                                                                             11,070
Unallocated expenses                                                                  (   7,834)
                                                                                       --------
Income before income taxes                                                             $100,686
                                                                                       ========

Identifiable assets                      $325,366           $15,731                    $341,097
                                         ========           =======
Corporate assets                                                                        179,415
                                                                                       --------
Total assets                                                                           $520,512
                                                                                       ========
*AT NORMAL PROFIT MARGINS


The Company sells primarily in the United States and European markets. Operating profit is net sales less operating expenses, and does not include other income, unallocated expenses or income taxes.

One customer accounted for 11% of the Company's consolidated net sales for the year ended March 31, 1995. No customer accounted for more than 10% of the Company's consolidated net sales in the fiscal years ended March 31, 1994 and March 31, 1993.


                                   -11-
PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     ------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               ------------------------------------------

3.  INVENTORIES:

Inventories consist of the following:

March 31, (IN THOUSANDS)                                     1995        1994
                                                          -------     -------
Raw materials                                             $14,912     $13,250
Work in process                                             2,907       3,012
Finished goods                                             21,144      20,918
                                                          --------    -------
                                                          $38,963     $37,180
                                                          =======     =======


4.  MARKETABLE SECURITIES:

The contractual maturities of debt securities held to maturity at March 31, 1995, regardless of their balance sheet classification, consist of the following:

                                                          Amortized      Fair
(IN THOUSANDS)                                               cost       value
                                                         ----------  --------
Due in one year or less                                  $ 34,570    $ 34,334
Due after one year but less than three years              134,674     131,753
Due after three years but less than ten years               2,000       2,105
                                                         --------    --------
                                                         $171,244    $168,192
                                                         ========    ========


5.  OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:

MARCH 31,
(IN THOUSANDS, EXCEPT FOR ESTIMATED LIVES
     WHICH ARE STATED IN YEARS)             Estimated
                                                lives       1995         1994
- ------------------------------------------  ---------   --------    ---------
License agreements                              10-40   $ 75,071    $ 67,799
Product rights                                  10-14     33,738      16,028
Trade names                                     20-40     34,190      34,190
Goodwill                                        25-40     29,412      29,412
Non-compete agreements                          10-13     22,987      22,987
Customer lists                                  10         3,506       3,506
Other                                           10-40      3,574       3,568
                                                        --------     -------
                                                         202,478     177,490
Less accumulated amortization                          (  40,304)  (  30,833)
                                                        --------    --------
                                                        $162,174    $146,657
                                                        ========    ========



6.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

MARCH 31, (IN THOUSANDS)                                    1995        1994
                                                         -------     -------
Employee compensation and other benefits                 $ 7,320     $ 6,975
Clinical research                                          4,659       3,451
Customer discounts                                         3,478       4,045
Royalties                                                  1,566       3,064
Other                                                      6,901       8,017
                                                          ------      ------

                                                         $23,924     $25,552
                                                         =======     =======

                                                                    -12-

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------


7.  COMMITMENTS:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $4,869,000 for 1995, $4,215,000 for 1994 and $3,213,000
for 1993. Aggregate minimum rentals under noncancellable leases are as follows:

YEAR ENDING MARCH 31, (IN  THOUSANDS)
1996                                                                $ 4,255
1997                                                                  4,121
1998                                                                  2,976
1999                                                                  2,424
2000                                                                  2,214
Thereafter                                                           26,435
                                                                    -------
                                                                    $42,425
                                                                    =======

ROYALTY OBLIGATIONS: In 1984 and 1986, the Company entered into agreements for research and development (the "1984 Prutech Agreement" and "1986 Prutech Agreement") with Prutech Research and Development Partnership ("Prutech"). In accordance with the provisions of these agreements, the Company granted Prutech nonexclusive licenses to certain of the Company's controlled release technologies for the purpose of developing certain products. Prutech contracted with the Company to perform research necessary to develop the products. In addition, Prutech granted the Company options (some of which were exercised) to acquire exclusive manufacturing and marketing rights to the products if they are successfully developed. Under the 1984 Prutech Agreement, the Company was paying to Prutech royalties of 12% on the sales of certain of the products which amounted to $7,732,000 and $6,273,000 in 1994 and 1993, respectively. Effective April 1, 1994, the Company purchased the product rights of certain products for $17,700,000 and eliminated the royalty. The product rights are being amortized over a period of 14 years representing the estimated useful life of this asset. Under the 1986 Prutech Agreement, the Company will pay to Prutech an initial royalty on sales of the products of 7%, decreasing to 2%, through December 31, 1999. No royalties have been incurred under this agreement.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

8.  SHAREHOLDERS' EQUITY:

PREFERRED STOCK PURCHASE RIGHTS: On September 30, 1994, the Company's Board of Directors redeemed the then outstanding preferred stock purchase rights distributed onFebruary 18, 1988 at the redemption price of $.001 per right. Additonally, on September 30, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $.10 per share. Each Right will entitle the holder to buy one one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") at an exercise price of $250 per Right, subject to adjustment. Prior to becoming exercisable, the Rights are evidenced by the certificates representing the common stock and may not be traded apart from the common stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

If, after the Rights become exercisable, the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earning power, or if an acquirer engages in certain self-dealing transactions, each Right (except for those held by the acquirer) will entitle its holder to buy a number of shares of the Company's Series A Preferred Stock or, in certain circumstances, a number of shares of the acquiring company's common stock, in either case having a value equal to two-and-one-half times the exercise price of the Right. The Rights may be redeemed by the Company at any time up to ten days after a person or group acquires 20% or more of the Company's common stock at a redemption price of $.001 per Right. The Rights will expire on September 30, 2004.

The Company has reserved 500,000 shares of Series A Preferred Stock for the exercise of the Rights.

STOCK OPTIONS: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 7,500,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.











                                                                    -14-
PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

8.  SHAREHOLDER'S EQUITY: (CONTINUED)

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                                         Non-
                                                     Stock          qualified
                                                    option         individual
                                                     plans            options
                                                 ---------         ----------

Shares under option at April 1, 1992
(at $6.59 to $39.69 per share)                   4,945,162          1,678,498
Granted (at $32.25 to $42.81 per share)            741,100              8,000
Exercised (at $6.59 to $24.25 per share)        (1,719,884)        (   21,800)
Cancelled                                       (   45,890)
                                                 ---------           --------

Shares under option at March 31, 1993
(at $6.59 to $42.81 per share)                   3,920,488          1,664,698
Granted (at $30.00 to $44.50 per share)            422,650              6,000
Exercised (at $9.91 to $42.81 per share)        (  349,165)        (   11,600)
Cancelled                                       (   67,055)
                                                 ---------          ---------
Shares under option at March 31, 1994
(at $6.59 to $44.50 per share)                   3,926,918          1,659,098
Granted (at $42.81 to $48.19 per share)            701,500              6,000
Exercised (at $6.59 to $44.50 per share)        (1,108,142)        (  332,472)
Cancelled                                       (  107,625)
                                                 ---------          ---------
Shares under option at March 31, 1995
(at $8.50 to $48.19 per share)                   3,412,651          1,332,626

Options exercisable at March 31:
  1993                                           2,452,168          1,612,498
  1994                                           2,511,247          1,607,498
  1995                                           2,094,341          1,286,626

At March 31, 1995 and 1994, 2,259,373 and 348,373 shares, respectively, were available for grant.

In connection with the acquisition of product rights, the Company issued 280,000 warrants, which expire on July 7, 2004, at an exercise price equal to the then fair market value of the Company's common stock.

                             FOREST LABORATORIES, INC.
                             -------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

9.  CONTINGENCIES:

The Company is subject to product liability and other claims which management does not believe will have a material effect on the Company.

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

The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." Similar actions alleging price discrimination claims under state law are pending against many pharmaceutical manufacturers, including the Company, in state courts in California, Alabama, Washington, Wisconsin and Minnesota The Company believes these actions are without merit and intends to defend them vigorously.


10.  OTHER INCOME:

Other income consists of the following:


YEAR ENDED MARCH 31, (IN THOUSANDS)           1995         1994        1993
- ----------------------------------         -------      -------     -------
Interest and dividends                     $10,817      $ 7,077     $ 7,521
Commissions                                               1,342       3,245
Other                                          653        1,261         304
                                           -------      -------     -------
                                           $11,470      $ 9,680     $11,070
                                           =======      =======     =======

11.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income before income taxes includes income from foreign operations of $7,238,000, $7,615,000 and $8,163,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

The Company has tax holidays in Puerto Rico and Ireland which expire primarily in 1997 and 2010, respectively. The net impact of these tax holidays was to increase net income and net income per share (primary) by approximately $2,794,000 and $.06 in 1995, $1,938,000 and $.04 in 1994 and $2,571,000 and
$.06 in 1993.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

11.  INCOME TAXES:  (CONTINUED)

The provision for income taxes consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)          1995         1994        1993
- -----------------------------------       -------     --------    --------
Current:
  U.S. federal                            $40,617      $36,845     $ 7,810
  State and local                           7,729        4,909       3,575
  Foreign                                   2,499        2,026       2,611
                                          -------      -------     -------
                                           50,845       43,780      13,996
                                          -------      -------     -------
Deferred:
  Domestic                               (  4,964)    (    382)   ( 13,677)
  Foreign                                (    193)    (      3)   (    120)
                                          -------      --------    -------
                                         (  5,157)    (    385)   ( 13,797)
                                          -------      -------     -------
Charge in lieu of income taxes,
  relating to the tax effect of
  stock option tax deduction               10,309        1,885      36,180
                                          -------      -------     -------
                                          $55,997      $45,280     $36,379
                                          =======      =======     =======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $40,858,000 at March 31, 1995, as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:


YEAR ENDED MARCH 31, (IN THOUSANDS)          1995         1994        1993
- -----------------------------------       -------      -------     -------
Expected federal income taxes             $54,651      $43,917     $34,233
State and local income taxes, less
  federal income tax benefit                5,876        3,274       3,745
Net benefit of tax-exempt earnings       (  3,234)    (  2,582)   (  2,712)
Tax effect of permanent differences      (  2,117)         631         838
Other                                         821           40         275
                                          -------      -------     -------
                                          $55,997      $45,280     $36,379
                                          =======      =======     =======


                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

11.  INCOME TAXES (CONTINUED)

Net deferred income taxes consist of the following:


March 31, (IN THOUSANDS):                    1995         1994
                                           ------      -------

Inventory valuation                        $1,370      $   992
Receivable reserves and other allowances    8,493        6,848
State and local net operating loss
  carryforwards                             5,008        3,724
Depreciation                             (  1,521)    (  1,523)
Amortization                                4,009        3,353
Tax credits and other carryforwards           514          226
Accrued liabilities                         1,889        1,162
Other                                       1,148          971
                                          -------      -------
                                          $20,910      $15,753
                                          =======      =======




12.   QUARTERLY FINANCIAL DATA (unaudited):
      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Primary
                                                                  earnings
1995                         Net sales  Gross profit  Net income  per share
- ----                         ---------  ------------  ----------  ---------

First quarter                  $92,554       $75,246     $22,144       $.48
Second quarter                  95,776        77,559      24,565        .53
Third quarter                  107,280        86,545      25,720        .55
Fourth quarter                  97,749        78,215      27,720        .59


1994
- ----
First quarter                  $79,251       $65,174     $17,544       $.39
Second quarter                  82,814        67,375      19,547        .43
Third quarter                   96,996        79,425      20,809        .45
Fourth quarter                  92,580        75,517      22,298        .48


Fully diluted earnings per share are not presented, as the results obtained are substantially the same as primary earnings per share.


                                                                    -18-
PAGE

                            EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- ---------------------------------------------------





Forest Laboratories Inc.
New York, New York



We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990 and October 28, 1994 and on
Forms S-3, filed with the Securities and Exchange Commission on November 30, 1993 and August 8, 1994, of our reports dated April 28, 1995, on the consolidated financial statements and schedule of Forest
Laboratories Inc. and Subsidiaries, included or incorporated by reference in the Forest Laboratories, Inc. Annual Report on Form 10-K for the year ended March 31, 1995.



                                       BDO Seidman




New York, New York
June 26, 1995