Form 10-Q
period 1995-06-30
FOREST LABORATORIES INC
filed 1995-08-10
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1995

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----           SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________  to  _____________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
---------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

909 Third Avenue
----------------
  New York, New York                                            10022-4731
--------------------                                         -------------
(address of principal                                           (Zip Code)
  executive office)

Registrant's telephone number, including area code            212-421-7850
                                                             -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                           ------              ------

Number of shares outstanding of Registrant's Common Stock as of August 10, 1995: 45,283,803.
PAGE

Part I - Financial Information
------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           June  30, 1995
(In thousands)                              (Unaudited)       March 31, 1995
-------------                              ---------------    --------------


ASSETS
------
Current assets:
 Cash (including cash equivalent investments
   of $163,438 in June and $103,847
   in March)                                $174,059         $107,611

 Marketable securities                       107,197           34,570

 Accounts receivable, less allowances of
   $5,241 in June and $5,016 in March        142,606          149,655

 Inventories:
   Raw materials                              15,995           14,912
   Work in process                             1,996            2,907
   Finished goods                             22,505           21,144
                                            --------         --------
                                              40,496           38,963

   Deferred income taxes                      12,593           12,789
 Other current assets                          5,655            5,381
                                            --------         --------
   Total current assets                      482,606          348,969

Long-term marketable securities               52,325          136,674
                                            --------         --------

Property, plant and equipment                 99,430           96,779
 Less: Accumulated depreciation               24,650           23,751
                                            --------         --------
 Net property, plant and equipment            74,780           73,028
                                            --------         --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $6,508 in June and $6,240
   in March                                   18,451           18,719

 License agreements, product rights
   and other intangible assets,
   less accumulated amortization of
   $42,847 in June and $40,304 in March      159,657          162,174

 Deferred income taxes                         8,142            8,343

 Other                                        10,062            9,298
                                            --------         --------
   Total other assets                        196,312          198,534
                                            --------         --------
        TOTAL ASSETS                        $806,023         $757,205
                                            ========         ========





See notes to condensed consolidated financial statements.


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                        June 30, 1995
(In thousands, except for par values)    (Unaudited)      March 31, 1995
-------------------------------------   -------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

 Accounts payable                          $ 15,664         $ 14,234

 Accrued expenses                            30,532           23,924

 Income taxes payable                        31,597           19,491
                                           --------         --------
      Total current liabilities              77,793           57,649
                                           --------         --------
Deferred income taxes                           221              222
                                           --------         --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; shares authorized
   1,000; no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000; issued 47,918 shares
   in June and 47,824 shares in March          4,792           4,782

 Capital in excess of par                    299,097         296,925

 Retained earnings                           464,315         437,760

 Cumulative foreign currency
   translation adjustments                       466             458
                                            --------        --------
                                             768,670         739,925

 Less common stock in treasury,
   at cost (2,644 shares in June
      and 2,643 shares in March)              40,661          40,591
                                            --------        --------
      Total shareholders' equity             728,009         699,334
                                            --------        --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $806,023        $757,205
                                            ========        ========

See notes to condensed consolidated financial statements


PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                 Three Months Ended
(In thousands, except per share amounts)               June 30,
                                             -----------------------
                                                1995           1994
                                             --------        -------

Net sales                                    $106,943        $92,554

Other income                                    3,757          2,344
                                             --------        -------
                                              110,700         94,898
                                             --------        -------
Costs and expenses:
 Cost of sales                                 20,898         17,308

 Selling, general and
  administrative                               39,900         35,134

 Research and development                       8,539          7,775
                                             --------       --------
                                               69,337         60,217
                                             --------       --------
Income before income taxes                     41,363         34,681

Income taxes                                   14,808         12,537
                                              -------        -------
Net income                                    $26,555        $22,144
                                              =======        =======
Earnings per common and
 common equivalent share:
  Primary                                        $.57           $.48
                                                 ====           ====
  Fully diluted                                  $.57           $.48
                                                 ====           ====
Weighted average number of
 common and common equivalent
  shares outstanding:
  Primary                                      46,926         46,300
                                               ======         ======
  Fully diluted                                46,926         46,302
                                               ======         ======
Dividends per share                              $-0-           $-0-
                                                 ====           ====











See notes to condensed consolidated financial statements.


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                       Three Months Ended
(In thousands)                                              June 30,
--------------                                       -----------------------
                                                        1995          1994
                                                     --------       --------

Cash flows from operating activities:
  Net income                                        $ 26,555        $ 22,144
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                       1,150             953
    Amortization                                       2,811           1,804
    Deferred income tax expense                          396             773
    Foreign currency transactions
     (gain) loss                                          73       (      30)
      Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                     7,049       (  16,650)
        Inventories                                (   1,533)      (   2,629)
          Other current assets                     (     274)      (     909)
        Increase in:
          Accounts payable                             1,430           2,330
          Accrued expenses                             6,608           2,888
          Income taxes payable                        12,106           4,584
    Increase in other assets                        (    764)      (   1,371)
                                                     -------        --------
   Net cash provided by operating
           activities                                 55,607          13,887
                                                     -------         -------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net    (   2,787)      (   3,782)
 Redemption (purchase) of marketable
   securities                                         11,722       (  59,580)
 Reduction of license agreements, product rights
    and intangible assets                                                663
                                                     -------        --------
         Net cash provided
           by (used in) investing activities           8,935       (  62,699)
                                                     -------        --------


                                     - Continued -






                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 - Continued -
                                                       Three Months Ended
(In thousands)                                              June 30,
                                                    -----------------------
                                                         1995          1994
                                                    ---------      --------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans            $  2,112       $  1,720
                                                    --------       --------
         Net cash provided by financing activities     2,112          1,720
                                                    --------       --------
Effect of exchange rate changes on cash            (     206)     (   1,058)
                                                    --------       --------
Increase (decrease) in cash and cash equivalents      66,448      (  48,150)
Cash and cash equivalents, beginning of period       107,611        181,094
                                                    --------       --------
Cash and cash equivalents, end of period            $174,059       $132,944
                                                    ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                         $2,306        $16,367
















See notes to condensed consolidated financial statements.











                                      -6-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual
          Report on Form 10-K for the year ended March 31, 1995.

PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




FINANCIAL CONDITION AND LIQUIDITY The financial condition of the Company
---------------------------------
continues to be strong. The increase in cash and marketable securities, as well as the corresponding decrease in long-term marketable securities, was principally the result of certain of the Company's long-term investments nearing maturity and the movement of funds to capture optimum market yields. Also contributing to the increase in cash was the collection of accounts receivable resulting from periodic dating terms given to the Company's customers. Accounts payable and accrued expenses increased principally due to the continued growth of the Company's principal promoted products and an increase in the overall level of the Company's operations. The increase in income taxes payable was due to the recording of current period tax liabilities with corresponding payments to be made in a subsequent quarter. Company operations have historically provided a strong positive cash flow and management believes that on-going operations, when combined with the Company's strong cash position, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies and capital investments.

RESULTS OF OPERATIONS Net sales for the current quarter increased
---------------------
$14,389,000 as compared with the same period last year, principally as a result of the continued strong growth of the Company's principal promoted products, and the introduction during the quarter of the product Cervidil-TM- . Net volume growth of those products amounted to $21,771,000. Sales decreases of certain of the Company's unpromoted product lines resulted in a net volume decline of $7,610,000. The remainder of the net sales change was attributed to price and foreign exchange rate fluctuations.

Cost of sales as a percentage of sales increased to 20% during the current quarter as compared to 19% for the same period last year due mostly to increases in overhead costs related to the Company's facilities expansion and lower net prices received on certain products.

The increase in selling, general and administrative expense during the current quarter as compared with the prior year resulted from expenses related to the launch, during the current quarter, of the new product Cervidil, as well as increased sales expenses related to several co-promotion agreements entered into by the Company during the third and fourth quarters of fiscal 1995.

Research and development expense increased during the current quarter over the same period last year principally as a result of the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter, there was particular emphasis on Methoxatone and AF102B. Methoxatone is being developed for the treatment of brain trauma and AF102B is an M1 agonist for the treatment of Alzheimer's Disease.







                                      -8-
PAGE

Part II - Other Information
---------------------------
Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, for a description of certain legal proceedings.

Item 6.   (b) Reports on Form 8-K - None










































                                      -9-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 1995




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