Form 10-Q
period 1995-09-30
FOREST LABORATORIES INC
filed 1995-11-13
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________  to    ____________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                           11-1798614
--------------------------------                           -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

909 Third Avenue
----------------
  New York, New York                                             10022-4731
                                                               --------------
(address of principal                                            (Zip Code)
  executive office)

Registrant's telephone number, including area code               212-421-7850
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

                       Yes    X           No
                            -----            ------
Number of shares outstanding of Registrant's Common Stock as of November 13, 1995: 45,294,048.

PAGE

Part I - Financial Information
------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           September 30, 1995
(In thousands)                                (Unaudited)      March 31, 1995
                                            -----------------  --------------
ASSETS

Current assets:
 Cash (including cash equivalent investments
   of $95,898 in September and $103,847
   in March)                                        $103,989       $107,611

 Marketable securities                                20,354         34,570

 Accounts receivable, less allowances of
   $5,440 in September and $5,016 in March           162,333        149,655

 Inventories:
   Raw materials                                      16,727         14,912
   Work in process                                     2,173          2,907
   Finished goods                                     26,496         21,144
                                                    --------       --------
                                                      45,396         38,963

 Deferred income taxes                                12,499         12,789
 Other current assets                                 14,692          5,381
                                                    --------       --------
   Total current assets                              359,263        348,969
                                                    --------       --------
Long-term marketable securities                      148,404        136,674
                                                    --------       --------
Property, plant and equipment                        102,309         96,779
 Less: Accumulated depreciation                       25,578         23,751
                                                    --------       --------
   Net property, plant and equipment                  76,731         73,028
                                                    --------       --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $6,552 in September and
   $6,240 in March                                    18,407         18,719

 License agreements, product rights and other
   intangible assets, less accumulated amortization
   of $45,390 in September and $40,304 in March       201,703       162,174

 Deferred income taxes                                  8,085         8,343

 Other                                                 10,789          9,298
                                                     --------       --------
  Total other assets                                  238,984        198,534
                                                     --------       --------
      TOTAL ASSETS                                   $823,382       $757,205
                                                     ========       ========

See notes to condensed consolidated financial statements.



                                      -2-

PAGE

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                           September 30, 1995
(In thousands, except for par values)         (Unaudited)      March 31, 1995
                                           ------------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

 Accounts payable                                $ 13,357       $ 14,234

 Accrued expenses                                  31,822         23,924

 Income taxes payable                              20,728         19,491
                                                 --------       --------
      Total current liabilities                    65,907         57,649
                                                 --------       --------
Deferred income taxes                                 294            222
                                                 --------       --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; 1,000 shares authorized;
   no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000; issued 47,935 shares in                 4,794          4,782
   September and 47,824 shares in March

  Capital in excess of par                        299,619        296,925

 Retained earnings                                493,504        437,760

 Cumulative foreign currency
   translation adjustments                      (      75)           458
                                                 --------       --------
                                                  797,842        739,925

 Less common stock in treasury,
   at cost (2,644 shares in September              40,661         40,591
   and 2,643 shares in March)                    --------       --------

      Total shareholders' equity                  757,181        699,334
                                                 --------       --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                     $823,382       $757,205
                                                 ========       ========



See notes to condensed consolidated financial statements


PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


(In thousands, except               Three Months Ended       Six Months Ended
per share amounts)                     September 30,          September 30,
                                   -------------------    --------------------
                                     1995       1994         1995       1994
                                   --------  ---------    --------  ----------

Net sales                          $109,685  $95,776      $216,628  $188,330

Other income                          3,958    2,407         7,715     4,751
                                   --------  -------      --------  --------
                                    113,643   98,183       224,343   193,081
                                   --------  -------      --------  --------
Costs and expenses:
 Cost of sales                       21,722   18,217        42,619    35,525

 Selling, general and
   administrative                    37,483   33,709        77,384    68,843

Research and development              8,973    8,019        17,512    15,794
                                    -------  -------      --------  --------
                                     68,178   59,945       137,515   120,162
                                    -------  -------      --------  --------

Income before income taxes           45,465   38,238        86,828    72,919

Income taxes                         16,276   13,673        31,084    26,210
                                    -------  -------      --------  --------

Net income                         $ 29,189  $24,565      $ 55,744  $ 46,709
                                   ========  =======      ========  ========
Earnings per common
 and common equivalent share:
   Primary                             $.62     $.53         $1.19     $1.01
                                       ====     ====         =====     =====
   Fully diluted                       $.62     $.53         $1.19     $1.00
                                       ====     ====         =====     =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                           46,881   46,550        46,890    46,438
                                     ======   ======        ======    ======
   Fully diluted                     46,899   46,768        46,890    46,731
                                     ======   ======        ======    ======
Dividends per share                    $-0-     $-0-          $-0-      $-0-
                                       ====     ====          ====      ====



See notes to condensed consolidated financial statements




                                       -4-
PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                       Six Months Ended
(In thousands)                                           September 30,
                                               ----------------------- ----
                                                   1995               1994
                                               -----------          --------

Cash flows from operating activities:
  Net income                                    $ 55,744            $ 46,709
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                   2,267               1,924
    Amortization                                   5,399               5,047
    Deferred income tax expense (benefit)            620           (   1,685)
    Foreign currency transactions (gain) loss        218           (       9)
    Net change in operating assets and
     liabilities:
        Decrease (increase) in:
          Accounts receivable, net             (  12,678)          (  17,488)
        Inventories                            (   6,433)          (   2,167)
          Other current assets                 (   9,311)              2,539
        Increase (decrease) in:
          Accounts payable                     (     877)              2,147
          Accrued expenses                         7,898                 742
          Income taxes payable                     1,237           (   1,684)
      Increase in other assets                 (   1,491)          (   3,664)
                                                --------            --------
        Net cash provided by operating
         activities                               42,593              32,411
                                                --------            --------

Cash flows from investing activities:
 Purchase of property, plant and equipment,
  net                                          (   6,106)          (  14,198)
 Redemption (purchase) of marketable securities    2,486           (  60,632)
 Purchase of license agreements, product rights
   and intangible assets                       (  44,622)          (  17,757)
                                                --------            --------
         Net cash used in investing
           activities                          (  48,242)          (  92,587)
                                                --------            --------

                                    - Continued -









                                       -5-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 - Continued -
                                                          Six Months Ended
(In thousands)                                             September 30,
                                                     -------------------------
                                                       1995          1994
                                                    ---------       ---------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans            $  2,636        $  4,762
 Tax benefit realized from the exercise of
   stock options by employees                                          5,552
                                                                    --------
         Net cash provided by financing activities     2,636          10,314
                                                    --------        --------
Effect of exchange rate changes on cash            (     609)          1,656
                                                    --------        --------
Decrease in cash and cash equivalents              (   3,622)      (  48,206)
Cash and cash equivalents, beginning of period       107,611         181,094
                                                    --------        --------
Cash and cash equivalents, end of period            $103,989        $132,888
                                                    ========        ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                        $29,226         $26,234











See notes to condensed consolidated financial statements.







                                       -6-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March
          31, 1996. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




FINANCIAL CONDITION AND LIQUIDITY The financial condition of the Company
---------------------------------
continues to be strong. The decrease in cash and marketable securities, as well as the corresponding increase in long-term marketable securities, was principally the result of the movement of funds to capture optimum market yields. Accounts receivable and inventories, as well as accrued expenses increased due to the continued growth of the Company's principal promoted products and an increase in the Company's overall level of operations. License agreements, product rights and intangible assets increased as a result of payments made to Berlex Laboratories to acquire certain product rights to Climara-R-, a transdermal estrogen patch approved for marketing by the FDA, and as a result of payments made to Biovail Corporation to aquire product rights to Tiazac-TM- , a once daily calcium channel blocker. Other current assets increased due to a note receivable issued in connection with the acquisition of a minority interest in Biovail Corporation. The acquisition will be completed in the December
1995 fiscal quarter. The Company has tendered for 1,800,000 or approximately 22% of the fully diluted shares of Biovail Corporation at $42 per share. Company operations have historically provided a strong positive cash flow and management believes that on-going operations, when combined with the Company's strong cash position, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies and capital investments.

RESULTS OF OPERATIONS Net sales for the three and six month periods ended
---------------------
September 30, 1995 increased $13,909,000 and $28,298,000 respectively, as compared with the same periods last year. This was primarily due to the continued strong growth of the Company's principal promoted products. Net volume growth of those products amounted to $10,864,000 for the
quarter and $32,635,000 for the six months.   Net volume growth of the
Company's unpromoted products in the quarter amounted to $1,361,000. For the six month period net volume of the Company's older unpromoted product lines declined $6,249,000. The remainder of the net sales change was primarily due to price and foreign exchange fluctuations.

Cost of sales as a percentage of sales increased to 20% during the current quarter and six month period compared to 19% for the same periods last year. The increase was primarily a result of overhead costs related to the Company's facilities expansion and lower net prices received on certain products.

The increase in selling, general and administrative expense for the current quarter and six month period compared to the prior year is primarily due to expenses related to co-promotion agreements entered into by the Company during the third and fourth quarters of fiscal 1995.

Research and development expense increased during the current quarter and six month period over the same period last year principally as a result of the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter and six month period, there was particular emphasis on Methoxatone, AF102B and Synapton-TM- . Methoxatone is being developed for the treatment of brain trauma and AF102B is an Ml agonist for the treatment of Alzheimer's Disease.
Synapton is the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease.







                                      -8-
PAGE

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, for a description of certain legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The registrant held its annual meeting of stockholders on August 14, 1995.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of five members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock rejected a proposed resolution requesting cumulative voting in the election of directors and voted for the ratification of BDO Seidman to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 1996.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                       Withhold      Broker
Matter                   For       Against    Abstain  Authority    Non-Votes

Election of Directors:
Howard Solomon        37,945,039                        200,213
William J. Candee     38,013,258                        131,994
Dan L. Goldwasser     38,019,815                        125,437
George S. Cohan       38,013,213                        132,039
Joseph M. Schor       37,928,932                        216,320

Proposed resolution
requesting cumulative
voting in the election
of directors          10,069,347  23,367,491  318,243                4,390,171

Ratification of
Independent Public
Accountants:          37,984,742      84,067   76,443


Item 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K.  None

PAGE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1995



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






















                                    -10-
PAGE