Form 10-Q
period 1995-12-30
FOREST LABORATORIES INC
filed 1996-02-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    __________________________________

(Mark One)
 ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1995

  ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________________________

                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
--------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

909 Third Avenue
----------------
  New York, New York                                              10022-4731
--------------------                                            --------------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code               212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of February 14, 1996: 45,425,940.

PAGE

Part I - Financial Information
------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                             December 31, 1995
(In thousands)                                  (Unaudited)      March 31, 1995
                                             ------------------  --------------
ASSETS
------
Current assets:
 Cash (including cash equivalent investments
   of $94,441 in December and $103,847 in
   March)                                          $104,172       $107,611

 Marketable securities                               30,468         34,570

 Accounts receivable, less allowances
   of $5,472 in December and $5,016 in March        197,467        149,655

 Inventories:
   Raw materials                                     23,562         14,912
   Work in process                                    2,962          2,907
   Finished goods                                    26,075         21,144
                                                   --------       --------
                                                     52,599         38,963

 Deferred income taxes                               12,355         12,789

 Other current assets                                 6,278          5,381
                                                   --------       --------
   Total current assets                             403,339        348,969
                                                   --------       --------
Long-term marketable securities                      71,167        136,674
                                                   --------       --------
Property, plant and equipment                       103,997         96,779
 Less: Accumulated depreciation                      25,908         23,751
                                                   --------       --------
   Net property, plant and equipment                 78,089         73,028
                                                   --------       --------
Other assets:
 Intangible assets and investments in
   subsidiaries, net                                293,599        180,893

 Deferred income taxes                                8,033          8,343

 Other                                               10,751          9,298
                                                   --------       --------
   Total other assets                               312,383        198,534
                                                   --------       --------
        TOTAL ASSETS                               $864,978       $757,205
                                                   ========       ========
See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                              December 31, 1995
(In thousands, except for par values)           (Unaudited)       March 31, 1995
                                              ------------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

 Accounts payable                                  $ 20,227       $  14,234

 Accrued expenses                                    42,806          23,924

 Income taxes payable                                17,888          19,491
                                                   --------        --------
   Total current liabilities                         80,921          57,649
                                                   --------        --------
Deferred income taxes                                   293             222
                                                   --------        --------
Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; authorized 1,000 shares;
   no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000; issued 48,017 shares in
   December and 47,824 shares in March                4,801           4,782

 Capital in excess of par                           302,507         296,925

 Retained earnings                                  518,375         437,760

 Cumulative foreign currency
   translation adjustments and other              (   1,171)            458
                                                   --------        --------
                                                    824,512         739,925


Less common stock in treasury,
 at cost (2,646 shares in December and
 2,643 shares in March)                              40,748          40,591
                                                   --------        --------
   Total shareholders' equity                       783,764         699,334
                                                   --------        --------

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                         $864,978        $757,205
                                                   ========        ========
See notes to condensed consolidated financial statements


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


(In thousands, except              Three Months Ended       Nine Months Ended
per share amounts)                    December 31,            December 31,
                                  --------------------     -------------------
                                     1995        1994         1995        1994
                                  -------     -------      -------     -------

Net sales                         $122,870     $107,280     $339,498   $295,610

Other income                         3,614        3,027       11,329      7,778
                                  --------     --------     --------   --------
                                   126,484      110,307      350,827    303,388
                                  --------     --------     --------   --------
Costs and expenses:
 Cost of sales                      26,080       20,735       68,699     56,260


 Selling, general and
   administrative                   52,335       40,309      129,719    109,152

 Research and development            9,329        9,012       26,841     24,806
                                  --------     --------     --------   --------
                                    87,744       70,056      225,259    190,218
                                  --------     --------     --------   --------
Income before income taxes          38,740       40,251      125,568    113,170

Income taxes                        13,869       14,531       44,953     40,741
                                  --------     --------     --------   --------
Net income                        $ 24,871     $ 25,720     $ 80,615   $ 72,429
                                  ========     ========     ========   ========
Earnings per common
 and common equivalent share:
   Primary                            $.53         $.55        $1.72     $1.56
                                      ====         ====        =====     =====
   Fully diluted                      $.53         $.55        $1.72     $1.55
                                      ====         ====        =====     =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                          46,855      46,863        46,880    46,571
                                    ======      ======        ======    ======
   Fully diluted                    46,943      46,863        46,920    46,642
                                    ======      ======        ======    ======

Dividends per share                   $-0-        $-0-          $-0-      $-0-
                                      ====        ====          ====      ====
See notes to condensed consolidated financial statements

                                      -4-

PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                    Nine Months Ended
(In thousands)                                         December 31,
                                                   --------------------
                                                      1995           1994
                                                  --------       --------

Cash flows from operating activities:
  Net income                                       $ 80,615       $ 72,429
  Adjustments to reconcile net income to
   net cash provided by operating activities:

    Depreciation                                      3,463          2,884
    Amortization                                      8,167          7,569
    Deferred income tax expense (benefit)               815      (   5,287)
    Foreign currency transactions (gain) loss           342      (       8)
    Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                (  47,812)     (  31,347)
        Inventories                               (  13,636)     (   1,878)
          Other current assets                    (     897)     (   1,318)
        Increase (decrease) in:
          Accounts payable                            5,993          5,192
          Accrued expenses                           18,882          5,028
          Income taxes payable                    (   1,604)         3,248
        Increase in other assets                  (   1,453)     (   1,287)
                                                   --------       --------
     Net cash provided by operating activities       52,875         55,225
                                                   --------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net  (   8,899)     (  22,893)
  Redemption (purchase) of marketable
    securities, net                                  69,115      (  61,907)
  Purchase of intangible assets and investments
   in subsidiaries                                ( 120,915)     (  18,089)
                                                   --------       --------
        Net cash used in investing activities     (  60,699)     ( 102,889)
                                                   --------       --------

                                  - Continued -






                                      -5-
PAGE

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                - Continued -
                                                        Nine Months Ended
(In thousands)                                            December 31,
                                                    ------------------------
                                                        1995           1994
                                                    --------       --------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans            $  4,431       $ 13,933

 Tax benefit realized from the exercise of
   stock options by employees                          1,100          9,256
                                                    --------       --------
         Net cash provided by financing activities     5,531         23,189
                                                    --------       --------
Effect of exchange rate changes on cash            (   1,146)         1,440
                                                    --------       --------
Increase (decrease) in cash and cash equivalents   (   3,439)     (  23,035)
Cash and cash equivalents, beginning of period       107,611        181,094
                                                    --------       --------
Cash and cash equivalents, end of period            $104,172       $158,059
                                                    ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                        $45,741        $49,294












See notes to condensed consolidated financial statements.

                                      -6-

PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended
     March 31, 1995.

2. During fiscal 1996, the Company acquired 1,800,000 shares of Biovail Corporation International and an exclusive product license for an aggregate cost of $95,600,000.

3. Due to certain changes in management's investment philosophy during the quarter ended December 31, 1995, the Company has transferred investment securities from the held-to-maturity to the available-for-sale category. The effect of this change was immaterial.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY  The financial condition of the Company
---------------------------------
continues to be strong. The decrease in cash, marketable securities and long-term marketable securities as well as the increase in intangible assets and investments in subsidiaries, net was principally the result of the acquisition of a minority interest in the common stock of Biovail Corporation International which was done in connection with the acquisition of an exclusive license for the product Tiazac-TM-, a once daily calcium channel blocker and the acquisition of certain product rights from Berlex
Laboratories for Climara-R-. The increase in accounts receivable, inventories, accounts payable and accrued expenses were due to the continued growth of the Company's principal promoted products and an increase in the Company's overall level of operations. Company operations have historically provided a strong positive cash flow and management believes that on going operations, when combined with the Company's strong cash position, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies and other capital investments.

RESULTS OF OPERATIONS  Net sales for the three and nine month periods ended
---------------------
December 31, 1995 increased $15,590,000 and $43,888,000 respectively, as compared with the same periods last year. This was primarily due to the continued growth of the Company's principal promoted products, the launch of Cervidil-TM-, the Company's prostaglandin E2 insert used to ripen the cervix in induced childbirth and Tiazac. Net volume growth of those products amounted to $13,516,000 for the quarter and $46,151,000 for the nine months. Net volume growth of the Company's older unpromoted products amounted to $1,624,000 for the quarter but declined $4,888,000 for the nine months. The remainder of the net sales change was primarily due to price and foreign exchange fluctuations.

Cost of sales as a percentage of sales increased to 21% during the three month period and 20% during the nine-month period from 19% for the same periods last year due mostly to increases in overhead costs related to the Company's facilities expansion and lower net prices received on certain generic products.

Selling, general and administrative expenses of the current quarter and nine month periods increased over the same periods last year due primarily to costs incurred in connection with the launch of Cervidil and Tiazac, which included a substantial increase in the sales force, and to support co-promotion agreements previously entered into by the Company. It is anticipated that such increases will continue into the 1997 fiscal year

Research and development expense increased during the current quarter and nine month periods over the same periods last year principally as a result of the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company's controlled release technology. During the current quarter and nine month period, there was particular emphasis on Methoxatone, AF102B and Synapton-TM-. Methoxatone is being developed for the treatment of brain trauma and AF102B is an M1 agonist for the treatment of Alzheimer's Disease. Synapton is the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer's Disease.
                                      -8-

Part II - Other Information
---------------------------

Item 1 Legal Proceedings
       On January 4, 1996, the Federal District Court for the Southern District of New York granted summary judgment to Forest and dismissed the complaint against Forest in Wilson et. al., v. Forest
                                                 -------------------------
       Laboratories, Inc. et. al., 91 Civ. 5815 (S.D.N.Y.), a putative class
       ---------------------------------------------------
       action alleging that Forest failed to make timely disclosures of certain developments related to Micturin. The action had been pending since 1991.


Item 6 Exhibits and Reports on Form 8-K.
       (b) A Current Report on Form 8-K was filed by the registrant on November 13, 1995 as amended on Form 8-K/A on January 12, 1996, reporting the acquisition by the registrant of an exclusive license to Tiazac-TM-, a once daily formulation of diltiazem, and the acquisition of 1,800,000 common shares of Biovail Corporation International.

       Exhibit 27.  Financial Data Schedule.































                                      -9-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1996







                                                Forest Laboratories, Inc.
                                                ---------------------------
                                                (Registrant)







                                                /s/ Howard Solomon
                                                ----------------------------
                                                Howard Solomon
                                                President and Chief
                                                Executive Officer







                                                /s/ Kenneth E. Goodman
                                                ----------------------------
                                                Kenneth E. Goodman
                                                Vice President - Finance









                                      -10-
PAGE