Form 10-Q/A
period 1995-12-31
FOREST LABORATORIES INC
filed 1996-04-22
CIK 38074

FORM  10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    __________________________________

(Mark One)
 -----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1995

 -----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________________________

                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- - ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                       11-1798614
- - -------------------------------                          ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

909 Third Avenue
- - ----------------
  New York, New York                                          10022-4731
- - --------------------                                        -------------------
(address of principal                                         (Zip Code)
  executive office)

Registrant's telephone number, including area code           212-421-7850
                                                            -------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                            -----             -----

Number of shares outstanding of Registrant's Common Stock as of February 14, 1996: 45,425,940.

PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS  Net sales for the three and nine month periods ended
- - ---------------------
December 31, 1995 increased $15,590,000 and $43,888,000 respectively, as compared with the same periods last year. This was primarily due to the continued growth of the Company's principal promoted products, the launch of Cervidil-TM- , the Company's prostaglandin E2 insert used to ripen the cervix in in induced childbirth and Tiazac. Tiazac is a once-daily formulation of diltiazem, a calcium channel blocker used in the treatment of hypertension. Tiazac is marketed as a branded pharmaceutical product and detailed by the Company's sales representatives. Net volume growth of those products amounted to $13,516,000 for the quarter and $46,151,000 for the nine months.
Net volume growth of the Company's older unpromoted products amounted to $1,624,000 for the quarter but declined $4,888,000 for the nine months.
The remainder of the net sales change was primarily due to price and foreign exchange fluctuations. In November 1993, a patent infringement lawsuit was commenced by Marion Merrel Dow, Inc. ("MMD") and certain related parties against Hoechst-Roussel Pharmaceuticals, Inc. a previous licensee of Biovail Corporation International (BCI") for the Tiazac product. The complaint alleged that Hoechst-Roussel infringed certain patents relating to controlled release diltiazem formulations. In March 1995, Hoechst-Roussel's parent, Hoechst AG, announced its intention to acquire MMD, which acquisition was subsequently consummated. As a result of agreements entered into in connection with such acquisition, Hoechst-Roussel returned all rights to Tiazac to BCI and entered into a settlement and release pursuant to which the patent litigation was dismissed with prejudice. The Company does not believe that there is any basis for any similar patent infringement claim which could be asserted by any third party.

Cost of sales as a percentage of sales increased to 21% during the three month period and 20% during the nine-month period from 19% for the same periods last year due mostly to increases in overhead costs related to the Company's facilities expansion and lower net prices received on certain generic products.

Selling, general and administrative expenses of the current quarter and nine month periods increased over the same periods last year due primarily to costs incurred in connection with the launch of Cervidil and Tiazac, which included a substantial increase in the sales force, and to support co-promotion agreements previously entered into by the Company. It is anticipated that such increases will continue into the 1997 fiscal year.

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


Date:  April 22, 1996







                                                Forest Laboratories, Inc.
                                                --------------------------
                                                (Registrant)







                                                /s/ Howard Solomon
                                                ----------------------------
                                                Howard Solomon
                                                President and Chief
                                                Executive Officer







                                                /s/ Kenneth E. Goodman
                                                -----------------------------
                                                Kenneth E. Goodman
                                                Vice President - Finance