Form 10-K
period 1996-03-31
FOREST LABORATORIES INC
filed 1996-06-28
CIK 38074

                    SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------
                          WASHINGTON, D. C. 20549


                                 FORM 10-K
(Mark One)
  --
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                         ------------
For the Fiscal Year Ended March 31, 1996
  --
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                         ---------------
For the transition period from ________ to ________________________

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

                --                     --
       YES    / X /           NO     /   /
               --                     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this
              --
Form 10-K  / X /.
            --
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 1996 is $1,854,228,554.

Number of shares outstanding of registrant's Common Stock as of June 21, 1996: 44,513,307.

The following documents are incorporated by reference herein:

      Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
      Exchange Act of 1934 in connection with the 1996 Annual
      Meeting of Stockholders of registrant.

      Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996.



                              -----------------

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

RECENT DEVELOPMENTS

          SHARE REPURCHASE PROGRAM: In May 1996, Forest commenced a share repurchase program pursuant to which Forest may purchase up to 4,500,000 shares of Forest's Common Stock (approximately
10% of the shares outstanding) at prices prevailing from time to time. As of June 21, 1996, Forest has purchased 1,041,800 shares pursuant to this program. No date for completing the share repurchase program has been established.

          CITALOPRAM: In March 1996, Forest acquired an exclusive license to market Citalopram in the United States. Citalopram is a selective serotonin reuptake inhibitor used for the treatment of depression. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets. Forest anticipates filing a New Drug Application (an "NDA") with the United States Food and Drug Administration ("FDA"), which will include two pivotal clinical studies already completed in the United States, together with an extensive European data base, within one year.

          TIAZAC-R- : On November 1, 1995, Forest completed the acquisition from Biovail Corporation International ("BCI") of an exclusive license to market Tiazac, a once daily formulation of diltiazem in the United States. Tiazac is a long-acting calcium channel blocker used for the treatment of hypertension. Tiazac was commercially launched by Forest in February 1996 and competes with the once daily diltiazem products Cardizem CD-R- distributed by Hoechst Marion Roussel and Dilacor-R- XR distributed by Rhone-Poulenc Rorer, as well as other treatments for hypertension. The aggregate consideration paid by Forest for the acquisition (which included the acquisition through a tender offer of a 22% equity interest in BCI) was approximately $95.6 million. Pursuant to supply arrangements completed together with the acquisition, BCI has agreed to supply Forest's requirements of Tiazac and Forest has agreed to pay BCI certain on-going royalties based upon Forest's net sales of the product.

          In May 1996, Forest sold its common equity interest in BCI to four institutional investors in a privately negotiated transaction for an aggregate consideration, net of related costs, of $102,500,000. The sale did not affect any of Forest's rights to Tiazac.

          CLIMARA-R- CO-PROMOTION: On September 8, 1996, Forest acquired co-promotion rights in the United States to the Climara estrodiol transdermal system, a seven day estrogen patch developed and marketed by Berlex Laboratories, Inc. Climara is the only patch product for estrogen replacement therapy currently approved by the FDA for once weekly administration. Forest is marketing this product to primary care physicians, as well as to female healthcare specialists.

          CERVIDIL: On March 30, 1995, the FDA approved an NDA for Forest's Cervidil-TM-, a pessary infused with the hormone Prostaglandin E2. The product is used for the initiation or continuation of cervical ripening where there is a medical or obstetrical indication for the induction of labor. Forest launched the product commercially in May, 1995.

          MONUROL: In November 1991, the Company entered into a licensing agreement with the Zambon Group of Italy for the marketing by the Company in the United States of the antibiotic fosfomycin trometamol sold under the tradename Monurol-R- . Fosfomycin trometamol is currently approved for marketing in eleven countries, including the United Kingdom, Germany, Italy and Spain. The product is a single dose antibiotic used for the treatment of uncomplicated urinary tract infections. There are currently no single dose antibiotics approved for this indication in the United States. Forest filed an NDA for this product in September, 1994.

          In July 1995, an advisory committee of the FDA voted against recommending approval of the Monurol NDA principally because the committee felt that there was insufficient efficacy data in the NDA. Forest subsequently submitted additional efficacy data based upon an additional clinical study and has met with representatives of the FDA to review such additional data. Forest believes the additional data presented will adequately address the comments of the FDA advisory committee.

          INFASURF: In June 1991, the Company entered into a licensing agreement with ONY, Inc. ("ONY") for the marketing by the Company in the United States, the United Kingdom and Canada of the product Infasurf-R- for the treatment of respiratory distress syndrome in premature infants. Such licensing arrangements were expanded in May 1992 to include worldwide rights to the product.

          In May 1995 the Company was notified by the FDA that it refused to accept the NDA for filing because it determined that Infasurf is the "same drug" as Survanta-R- under the Orphan Drug Regulations and is, therefore, not approvable until seven years after Survanta's approval, which was granted in 1991. Management believes that there are significant chemical and clinical differences between Infasurf and Survanta and that data it has and will submit to the FDA will demonstrate that Infasurf is not covered by the Orphan Drug Act. In addition, the Company has been notified by Abbott Laboratories, the owner of the Survanta patents, that it considers that Infasurf infringes its Survanta patents. The Company believes, following consultation with its patent counsel, that such claim is without merit. In March 1996, the Company and ONY commenced an action against Abbott Laboratories in the Federal District Court for the Western District of New York seeking a declaration that Infasurf does not infringe the Survanta patents and that the Survanta patents are invalid.

          NEW SCIENTIFIC AFFAIRS OFFICER: On October 24, 1995, Dr. Lawrence S. Olanoff was appointed as Forest's new Vice President - Scientific Affairs. In such capacity, Dr. Olanoff serves as Forest's senior executive officer overseeing medical and scientific affairs. Dr. Olanoff formerly served as Senior Vice President, Clinical Research and Development of Sandoz Pharmaceutical Corporation and Corporate Vice President, Clinical Development and Medical Affairs of The Upjohn Company.

PRINCIPLE PRODUCTS

          The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforce to concentrate on groups of physicians who are high prescribers of its products. Such products include the respiratory products Aerobid-R-, Aerochamber-R- and Tessalon-R-, the thyroid product Levothroid-R-, the ESGIC-R- and Lorcet-R- lines of analgesics, the Climara estrodiol transdermal system, and Tiazac, Forest's recently launched once daily diltiazem for the treatment of hypertension (See "Recent Developments").

          Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 33.0% of Forest's sales for the fiscal year ended March 31, 1996 as compared to 24.2% and 21.3% for the fiscal years ended March 31,
1995 and 1994, respectively.   Aerochamber is a spacer device
used to improve the delivery of aerosol administered products, including Aerobid.

          ESGIC and ESGIC Plus are combination analgesic/sedatives for the relief of tension headaches, while Lorcet is a line of potent analgesics. Lorcet sales accounted for 15.9% of sales for the fiscal year ended March 31, 1996, as compared to 17.0% and 11.2% of sales for the fiscal years ended March 31, 1995 and 1994, respectively. Tessalon is a solid dose non-narcotic cough suppressant.

          Forest's generic line emphasizes the Company's capability to produce difficult to formulate controlled release products which are sold in the United States by Forest's Inwood Laboratories, Inc. subsidiary. Inwood's most important products include Propranolol E.R., a controlled release beta blocker used in the treatment of hypertension, Indomethacin E.R., a controlled release non-steroidal anti-inflammatory drug used in the treatment of arthritis, and Theochron-TM-, a controlled release theophylline tablet used in treatment of asthma. Sales of Propranolol did not account for more than 10% of Forest's sales for the fiscal year ended March 31, 1996, and accounted for 16.0% and 14.3% for the fiscal years ended March 31, 1995 and 1994, respectively.

          The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem-R-, a topical preparation for the treatment of diaper rash, Colomycin-R- , an antibiotic used in the treatment of Cystic Fibrosis and Suscard-R- and Sustac-R- , sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle.

MARKETING

          In the United States, Forest directly markets its products through its domestic salesforce, currently numbering 638 persons, which details products directly to physicians, pharmacies and managed care organizations. Forest's salesforce was increased by approximately 40% during the fiscal year ended March 31, 1996 in connection with the launch of Tiazac and the acquisition of co-promotion rights to Climara. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 40 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

          In August, 1995, the Company entered into a co-promotion agreement with The Proctor & Gamble Company ("P&G") pursuant to which the salesforce of P&G will promote Lorcet 10/650 and Lorcet Plus to dental professionals. In December 1994 and April 1995, the Company entered into two co-promotion agreements with Bock Pharmacal Company pursuant to which the salesforce of Bock Pharmacal Company promotes Forest's Flumadine-R- and Lorcet 10/650 products.

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

          During the past several years the FDA, in accordance with its standard practice, has conducted a number of inspections of the Company's manufacturing facilities. Following these inspections the FDA called the Company's attention to certain "Good Manufacturing Practices" compliance and record keeping deficiencies.

          The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.

          Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs. In 1993, the Clinton Administration presented to Congress a proposal for reforming the United States healthcare system. Other healthcare reform proposals were also introduced in Congress. These proposals were highly regulatory and contain provisions which would affect the marketing of prescription drug products. None of these proposals were enacted; however, the debate as to reform of the health care system is expected to be protracted and the Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative process.

PRINCIPLE CUSTOMERS
          McKesson Drug Company, a national drug wholesaler, accounted for 12% of Forest's consolidated net sales for the year ended March 31, 1996 and 11% of consolidated net sales for the year ended March 31, 1995. No customer accounted for more than 10% of Forest's consolidated net sales in the fiscal year ended March 31, 1994.

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

RESEARCH AND DEVELOPMENT
          During the year ended March 31, 1996, Forest spent $34,197,000 for research and development, as compared to $32,010,000 and $27,998,000 in the fiscal years ended March 31, 1995 and 1994, respectively. Forest's research and development activities during the past year consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products, some of which utilize the Company's controlled release technologies.

EMPLOYEES

          At March 31, 1996, Forest had a total of 1,612 employees.

PATENTS AND TRADEMARKS

          Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Cervidil, Monurol, Synapton-TM- (the Company's sustained release cholinesterase inhibitor being developed for the amelioration of the symptoms of Alzheimer's Disease), Flumadine and Methoxatone (an anti-inflammatory compound being evaluated for use in head trauma and for other uses), which patents expire through 2010. Forest believes these patents are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

          Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

          Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
- -------  ----------
          Forest owns a 150,000 square foot building on 29 acres in Commack, New York. This facility is used for packaging, warehousing and administration. In addition, Forest owns six buildings and leases three buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration.

          Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 108,000 square feet. In St. Louis, Missouri, FPI owns facilities of 22,000 square feet and 87,000 square feet and leases a facility of 63,000 square feet. These facilities are used for manufacturing, warehousing and administration.

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

          Net rentals for leased space for the fiscal year ended
March 31, 1996 aggregated approximately $2,535,000 and for the fiscal year ended March 31, 1995 aggregated approximately
$2,220,000.


ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------
          The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. In addition, the

Court refused to approve a settlement agreement entered into by 15 of the manufacturer defendants (but not the Company) which provided for aggregate payments of approximately $400 million but which did not require any changes in the manufacturers' pricing practices. A revised settlement entered into by 13 of the manufacturer defendants (but not the Company) which contains certain commitments with respect to pricing practices has been reached and received court approval on June 21, 1996.
Proceedings in this action have been stayed pending the interlocutory appeal to the Court of Appeals for the Seventh Circuit of certain rulings of the trial court.

          Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in nine state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists.

          While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies.

          In March 1996, the Company was informed that the Federal Trade Commission has begun an investigation of the existence of concerted action among 22 pharmaceutical manufacturers, including the Company, with respect to pricing practices. The Company believes that no such concerted activity has taken place involving the Company and intends to cooperate with the FTC's investigation.

          See "Item 1, Business, Recent Developments" for a description of an action commenced by the Company against Abbott
Laboratories seeking a declaration that Infasurf does not infringe certain patent rights of Abbott.

          The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
- -------   -------------------------------
          OF SECURITY HOLDERS
          -------------------
          Not Applicable.



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


ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------
          The information required by this item is incorporated by reference to page 15 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND
- -------   ---------------------------
          ANALYSIS OF FINANCIAL CONDITION
          -------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

          The information required by this item is incorporated by reference to pages 13 and 14 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND
- -------   -----------------------
          SUPPLEMENTARY DATA
          ------------------

          The information required by this item is incorporated by reference to pages 16 through 28 of the Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
- -------   ----------------------------
          WITH ACCOUNTANTS ON ACCOUNTING
          ------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

          Not Applicable.

                                 PART III
                                 --------

         In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 1996
 Annual Meeting of Stockholders.

                                  PART IV

 ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              ---------------------------------------
              AND REPORTS ON FORM 8-K
              -----------------------

         (a) 1. Financial statements. The following consolidated financial statements of Forest Laboratories, Inc.
                  and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

                     Report of Independent Certified Public
                      Accountants

                     Consolidated balance sheets -
                     March 31, 1996 and 1995

                     Consolidated statements of income -
                     years ended March 31, 1996, 1995 and 1994

                     Consolidated statements of shareholders'
                      equity -
                     years ended March 31, 1996, 1995 and 1994

                     Consolidated statements of cash flows -
                     years ended March 31, 1996, 1995 and 1994

                     Notes to consolidated financial statements

             2.  Financial statement schedules.  The following
                  consolidated financial statement schedule of
                  Forest Laboratories, Inc. and Subsidiaries is included herein:

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

               10.4       Benefit Continuation Agreement dated as
                          of December 1, 1989 between Forest and
                          Joseph M. Schor.  Incorporated by
                          reference to the 1990 10-K.

               10.5       Benefit Continuation Agreement dated as
                          of May 27, 1990 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1990 10-K.

               10.6 Benefit Continuation Agreement dated as of April 1, 1995 between Forest and Phillip M. Satow. Incorporated by reference to Forest's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

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

               10.11      Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Joseph M. Schor.  Incorporated by
                          reference to the 1994 10-K.

               10.12      Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Phillip M. Satow.  Incorporated by
                          reference to the 1994 10-K.

               10.13      Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1994 10-K.

               10.14      Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "1995 10-K").

               10.15      Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Philip M. Satow. Incorporated by reference to the 1995 10-K.

               10.16      Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

               10.17 Employment Agreement dated as of October 24, 1995 by and between Forest and Dr.
                          Lawrence S. Olanoff.

               13         Portions of the Registrant's Annual
                          Report to Stockholders.

               22         List of Subsidiaries.  Incorporated by
                          reference to Exhibit 22 to the 1988
                          10-K.

               23        Consent of BDO Seidman, L.L.P.

               27        Financial Data Schedule.

                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  June 26, 1996
                                 FOREST LABORATORIES, INC.



                                 By:   /s/Howard Solomon
                                     -----------------------------
                                          Howard Solomon,
                                     President, Chief Executive
                                        Officer and Director


         Pursuant to the requirements of the Securities Exchange
 Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE
- ------------------
OFFICER:
- -------

   /s/ Howard Solomon         President, Chief    June 26, 1996
 -------------------------    Executive Officer
       Howard Solomon         and Director


 PRINCIPAL FINANCIAL
 -------------------
 AND ACCOUNTING OFFICER:
 ----------------------

 /s/ Kenneth E. Goodman      Vice President,      June 26, 1996
- -----------------------      Finance
     Kenneth E. Goodman

DIRECTORS


  /s/ George S. Cohan        Director             June 26, 1996
- ------------------------
      George S. Cohan



 /s/William J. Candee, III   Director             June 26, 1996
- --------------------------
    William J. Candee, III


 /s/ Dan L. Goldwasser       Director             June 26, 1996
 -------------------------
      Dan L. Goldwasser



 /s/Joseph M. Schor          Director             June 26, 1996
 ------------------------
    Joseph Martin Schor

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------

Board of Directors and Shareholders
Forest Laboratories, Inc.




The audits referred to in our report dated May 3, 1996, except for Note 14 which is as of May 22, 1996, relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP




New York, New York
May 3, 1996
                                           -S1-

                                                                         SCHEDULE II

                               FOREST LABORATORIES, INC. AND SUBSIDIARIES

                                   VALUATION AND QUALIFYING ACCOUNTS

============================================================================================================================
   Column A                 Column B  |              Column C                         |    Column D     |     Column E
- --------------------------------------|-----------------------------------------------|-----------------|-------------------
                                      |                                               |                 |
                                      |             Additions                         |                 |
                                      |                  |                            |                 |
                                      |                  |                            |                 |
                           Balance at |     (1)          |        (2)                 |                 |    Balance at
                           beginning  | Charged to costs |   Charged to other         |  Deductions--   |    end of
Description                of period  | and expenses     |   accounts-describe(A)     |  describe(B)    |    period
- --------------------------------------|------------------|----------------------------|-----------------|------------------------
                                      |                  |                            |                 |
                                      |                  |                            |                 |
Year ended March 31, 1996:            |                  |                            |                 |
 Allowance for doubtful               |                  |                            |                 |
 accounts                  $5,016,000 |     $514,000     |       ($134,000)           |     $ 87,000    |    $5,309,000
                           ========== |     ========     |        ========            |     ========    |    ==========
                                      |                  |                            |                 |
Year ended March 31, 1995:            |                  |                            |                 |
 Allowance for doubtful               |                  |                            |                 |
 accounts                  $4,918,000 |     $905,000     |        $156,000            |     $963,000    |    $5,016,000
                           ========== |     ========     |        ========            |     ========    |    ==========
                                      |                  |                            |                 |
Year ended March 31, 1994:            |                  |                            |                 |
 Allowance for doubtful               |                  |                            |                 |
 accounts                  $4,630,000 |     $377,000     |        $384,000            |     $473,000    |    $4,918,000
                           ========== |     ========     |        ========            |     ========    |    ==========



(A)  Includes allowances for medicaid rebates and cash discounts
(B)  Includes adjustments for wholesale chargebacks and bad debt write-offs.

                                      EXHIBIT 10.17

                          EMPLOYMENT AGREEMENT
                          --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and LAWRENCE S. OLANOFF (the "Executive"), dated as of the 24th day of October 1995.

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

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:


     1. Certain Definitions.
        --------------------
        (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executives employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

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

     2. Change of Control.  For the purpose of this Agreement, a "Change of
        -----------------
        Control" shall mean:

        (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company,(ii) any acquisition by the Company,
            (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2;
            or

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

     4. Terms of Employment.
        --------------------
        (a) Position and Duties.
            --------------------

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

           (ii) Annual Bonus.  In addition to Annual Base Salary, the Executive
                ------------
                shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual
                Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans.  During the Employment
                ---------------------------------------
                Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective
                Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

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

            (v) Expenses.  During the Employment Period, the Executive shall be
                --------
                entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective

                Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

           (vi) Fringe Benefits.  During the Employment Period, the Executive
                ---------------
                shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

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

         (viii) Vacation.  During the Employment Period, the Executive shall
                --------
                be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

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

        (b) Cause.  The Company may terminate the Executive's employment during
            -----
            the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

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

          (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

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

        (d) Notice of Termination.  Any termination by the Company for Cause,
            ---------------------
            or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
            Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon,
            (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and
            (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

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

     6. Obligations of the Company upon Termination.
        -------------------------------------------
        (a) Good Reason; Other Than for Cause, Death or Disability.  If, during
            ------------------------------------------------------
            the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

            (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid,
                   (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and
                   (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses
                   (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations,,); and B. the amount equal to the product of (1) three and (2) the sum of (x) the Executives Annual Base Salary and (y) the Highest Annual Bonus; and

                C. an amount equal to the excess of (a) the actuarial
                   equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Company's Retirement Plan immediately prior to the Effective Date), and any excess or supplemental retirement plan in which the Executive participates (together, the "SERP") which the Executive would receive if the Executive's employment continued for three years after the Date ofTermination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Executive's compensation in each of the three years is that required by Section 4(b)(i) and Section 4(b)(ii), over (b) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination;

              (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)
                   iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

             (iii) the Company shall, at its sole expense as incurred,
                   provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion; and

              (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

        (b) Death.  If the Executive's employment is terminated by reason of
            -----
            the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

        (c) Disability.  If the Executive's employment is terminated by reason
            ----------
            of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this
            Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective
            Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

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

     7. Non-exclusivity of Rights.  Nothing in this Agreement shall prevent or
        -------------------------
        limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies.
        Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.


     8. Full Settlement.  The Company's obligation to make the payments provided
        ---------------
        for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable
        Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

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

    10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

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

            (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the-Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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

            If to the Executive:
            -------------------
            Lawrence S. Olanoff, M.D., Ph.D.
            9 Rippling Brook Way
            Randolph, NJ  07869


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

        (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-
            (v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

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


                                   /s/ LAWRENCE S. OLANOFF, M.D., Ph.D.
                                   ---------------------------------------
                                   LAWRENCE S. OLANOFF, M.D., Ph.D.



                                   FOREST LABORATORIES, INC.
                                   By:


                                   /s/ KENNETH E. GOODMAN
                                   ---------------------------------------
                                   KENNETH E. GOODMAN
                                   VICE PRESIDENT-FINANCE

                                   EXHIBIT 13

QUARTERLY STOCK MARKET PRICES
- -----------------------------

                                             High         Low
                                             ----         ---


April - June 1994                            49           40
_________________________________________________________________________

July-September 1994                          50           40 l/2
_________________________________________________________________________

October-December 1994                        49 1/2       44 7/8
_________________________________________________________________________

January - March 1995                         52 1/4       43 1/8
_________________________________________________________________________

April - June 1995                            48 1/8       41 1/8
_________________________________________________________________________

July - September 1995                        48 3/8       41
_________________________________________________________________________

October - December 1995                      45 7/8       40 3/8
_________________________________________________________________________

January - March 1996                         55 3/4       45
_________________________________________________________________________


As of June 5, 1996, there were 2,745 stockholders of record of the Company's common stock.


SELECTED FINANCIAL DATA
- -----------------------

                                    1996        1995        1994         1993         1992
                                --------    --------     -------     --------     --------
March 31, (In thousands)
Financial Position:
Current Assets                  $470,612    $348,969    $345,929     $314,636     $243,874
Current Liabilities               89,571      57,649      52,223       41,145       55,943
Net Current Assets               381,041     291,320     293,706      273,491      187,931
Total Assets                     899,361     757,205     619,211      520,512      431,080
Long-Term Debt and Deferred
   Income Taxes                      273         222         206          191        2,068
Total Shareholders' Equity       809,517     699,334     566,782      479,176      373,069



Year Ended March 31, (In thousands,
except per share data)              1996        1995        1994         1993         1992
                                --------    --------    --------     --------     --------
Summary of Operations:
Net Sales                       $446,883    $393,359    $351,641     $285,364     $239,193
Other Income                      14,919      11,470       9,680       11,070        9,244
Costs and Expenses               299,427     248,683     235,843      195,748      170,932
Income Before Income Taxes       162,375     156,146     125,478      100,686       77,505
Income Taxes                      58,130      55,997      45,280       36,379       27,936
Net Income                       104,245     100,149      80,198       64,307       49,569
Net Income Per Share:
   Primary                         $2.22       $2.15       $1.75        $1.42        $1.13
   Fully Diluted                   $2.20       $2.14       $1.72        $1.41        $1.13
Weighted Average Number of
   Common and Common
   Equivalent Shares
   Outstanding (Note A):
      Primary                     47,053      46,682      45,957       45,432       43,992
      Fully Diluted               47,289      46,768      46,614       45,764       44,044



No dividends were paid on common shares during the period.

PAGE

SELECTED FINANCIAL DATA
 -----------------------



A. Net income per share was computed by dividing net income by the weighted average number of common and common equivalent shares during each year.
Common equivalent shares consist of unissued shares under options and warrants, and are included to the extent that they have a dilutive effect. Fully diluted net income per share is presented because of an increase in the dilutive effect of stock options (using the treasury stock method) which resulted from the higher price of the Company's stock at the end of the year as compared with the average price during the year. The weighted average number of common and common equivalent shares outstanding for 1996 was computed as follows:

                                                         Primary       Fully Diluted
                                                         -------       -------------

      Weighted average number of shares outstanding      45,181              45,181


         Assuming exercise of options and warrants
         reduced by the number of shares which could
         have been purchased with the proceeds from
         exercise of such options and warrants             1,872              2,108
                                                          ------              ------

      Weighted average number of common and common
        equivalent shares outstanding                     47,053             47,289
                                                          ======             ======


                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------
                     CONSOLIDATED FINANCIAL STATEMENTS
                     ---------------------------------
                 YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                 -----------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------


Board of Directors and Shareholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                             BDO SEIDMAN, LLP

New York, New York
May 3, 1996
except for note 14
which is as of
May 22, 1996

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (IN THOUSANDS)
                                 --------------
                                                             MARCH 31,
                                                    -----------------------
                                                       1996           1995
                                                    --------       --------

ASSETS
- ------
Current assets:
 Cash (including cash equivalent investments of    $ 83,543       $107,611
   $78,818 in 1996 and $103,847 in 1995)
 Marketable securities                               40,164         33,512
 Accounts receivable, less allowance for
   possible losses of $5,309 in 1996 and
   $5,016 in 1995                                   254,708        149,655
 Inventories                                         58,949         38,963
 Deferred income taxes                               20,411         12,789
 Other current assets                                12,837          6,439
                                                   --------       --------
     Total current assets                           470,612        348,969
                                                   --------       --------
Marketable securities                                22,170        136,674
                                                   --------       --------
Property, plant and equipment:
 Land and buildings                                  61,160         60,312
 Machinery and equipment                             37,027         28,059
 Vehicles and other                                   7,977          8,408
                                                   --------       --------
                                                    106,164         96,779

 Less accumulated depreciation                       26,807         23,751
                                                   --------        -------
                                                     79,357         73,028
                                                   --------        -------
Other assets:
 Investment in unconsolidated affiliate              75,902
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $6,866 in 1996 and $6,240
   in 1995                                           18,093         18,719
 License agreements, product rights and other
   intangible assets, net                           216,078        162,174
 Deferred income taxes                                7,398          8,343
 Other                                                9,751          9,298
                                                   --------       --------
                                                    327,222        198,534
                                                   --------       --------

                                                   $899,361       $757,205
                                                   ========       ========

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                                            MARCH 31,
                                                   -----------------------
                                                        1996          1995
                                                   ---------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                                  $ 13,994      $ 14,234
 Accrued expenses                                    50,332        23,924
 Income taxes payable                                25,245        19,491
                                                   --------      --------
   Total current liabilities                         89,571        57,649
                                                   --------      --------

Deferred income taxes                                   273           222
                                                   --------      --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000;
    no shares issued or outstanding
 Common stock $.10 par; shares authorized
   250,000; issued 48,133 shares in 1996 and
   47,824 shares in 1995                              4,813         4,782
 Capital in excess of par                           306,635       296,925
 Retained earnings                                  542,005       437,760
 Other                                            (   2,985)          458
                                                   --------      --------

                                                    850,468       739,925
 Less common stock in treasury, at cost
   (2,650 shares in 1996 and 2,643 shares in 1995)   40,951        40,591
                                                   --------      --------
                                                    809,517       699,334
                                                   --------      --------
                                                   $899,361      $757,205
                                                   ========      ========


See accompanying notes to consolidated financial statements.

                                                                 -4-

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                               -----------------------------
                                                   1996        1995        1994
                                               --------    --------    --------

Net sales                                      $446,883    $393,359     $351,641
Other income                                     14,919      11,470        9,680
                                               --------    --------     --------

                                                461,802     404,829      361,321
                                               --------    --------     --------
Costs and expenses:
 Cost of sales                                   90,485      75,794       64,150
 Selling, general and administrative            174,745     140,879      143,695
 Research and development                        34,197      32,010       27,998
                                               --------    --------     --------
                                                299,427     248,683      235,843
                                               --------    --------     --------
Income before income taxes                      162,375     156,146      125,478

Income taxes                                     58,130      55,997       45,280
                                               --------    --------      --------
Net income                                     $104,245    $100,149     $ 80,198
                                               ========    ========     ========
Earnings per common and common
 equivalent share:

 Primary                                          $2.22       $2.15        $1.75
                                                  =====       =====        =====
 Fully diluted                                    $2.20       $2.14        $1.72
                                                  =====       =====        =====
Weighted average number of common
 and common equivalent shares outstanding:

 Primary                                         47,053      46,682       45,957
                                                 ======      ======       ======
 Fully diluted                                   47,289      46,768       46,614
                                                 ======      ======       ======

See accompanying notes to consolidated financial statements.



                                                                 -5-
PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                   -----------------------------------------



(IN THOUSANDS)

                                   Common stock            Capital in                        Treasury stock
                                --------------------        excess of   Retained             ----------------
                                Shares        Amount            par     earnings    Other    Shares    Amount
                                ------        ------      ---------     --------   ------    ------    ------

Balance, April 1, 1993           45,515        $4,551       $253,257    $257,413   ($2,658)   2,490    $33,387

Shares issued upon exercise
 of stock options and warrants      761            77         11,091
Treasury stock acquired upon
 exercise of stock options and
  warrants                                                                                        97     4,486
Tax benefit related to stock
 options exercised by employees                                1,885
Other                                                                              ( 1,159)
Net income                                                                80,198
                                -------       -------        -------     --------   ------     -----    ------
Balance, March 31, 1994          46,276         4,628        266,233     337,611   ( 3,817)    2,587    37,873

Shares issued for product
 acquisition                        108            10          4,689
Shares issued upon exercise
 of stock options                 1,440           144         15,694
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                     56    2,718
Tax benefit related to stock
 options exercised by employees                               10,309
Other                                                                                4,275
Net income                                                               100,149
                                -------       -------       --------    --------   --------     -----    ------
Balance, March 31, 1995          47,824         4,782        296,925     437,760       458      2,643    40,591

Shares issued upon exercise of
 stock options                      309            31         8,385
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                      7       360
Tax benefit related to stock options exercised
 by employees                                                 1,325
Other                                                                              ( 3,443)
Net income                                                               104,245
                                -------       -------      --------     --------   -------      -----   -------
Balance, March 31, 1996          48,133        $4,813      $306,635     $542,005   ($2,985)     2,650   $40,951
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


                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (IN THOUSANDS)

                                                   YEAR ENDED MARCH 31,
                                           ----------------------------------
                                                1996         1995          1994
                                           ---------    ---------     ---------

Cash flows from operating activities:
  Net income                                $104,245     $100,149      $ 80,198
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                            4,634        3,954         3,763
       Amortization                           11,885       10,097         8,110
       Deferred income tax benefit         (   6,624)   (   5,157)    (     385)
       Foreign currency translation
         (gain) loss                             329    (      53)    (     240)
       Equity in income of unconsolidated
         affiliate                         (     261)
       Net change in operating assets
         and liabilities:
         Decrease (increase) in:
           Accounts receivable, net        ( 105,053)   (  37,985)    (  20,705)
           Inventories                     (  19,986)   (   1,783)        1,041
           Other current assets            (   6,398)   (   2,626)          312
         Increase (decrease) in:
           Accounts payable                (     240)       3,727         2,549
           Accrued expenses                    6,408    (   1,628)        4,361
           Income taxes payable                5,754        3,327         4,168
         Decrease (increase) in other
           assets                          (     455)   (   6,779)        3,320
                                            --------     --------        ------
        Net cash provided by (used in)
              operating activities         (   5,762)      65,243        86,492
                                            --------     --------        ------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment, net                         (  11,645)   (  22,230)    (  27,070)
  Purchase of investment in unconsolidated
    affiliate                              (  76,328)
  Purchase of license agreements,
    product rights and other intangibles   (  44,476)   (  22,287)    (  30,464)
  Purchase of marketable securities:
    Available-for-sale                     (  64,529)
    Held-to-maturity                                    ( 131,110)    (  43,541)
  Redemption of marketable securities:
    Available-for-sale                       166,432
    Held-to-maturity
                                               4,504        8,877        15,646
                                             -------     --------      --------
            Net cash used in investing
              activities                   (  26,042)   ( 166,750)    (  85,429)
                                            --------     --------      --------




                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (In Thousands)

                                                    YEAR ENDED MARCH 31,
                                            -------------------------------
                                                1996         1995      1994
                                             -------      -------   -------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans and warrants                  8,056      15,119       6,682
  Tax benefit realized from the exercise
    of stock options by employees              1,325      10,309       1,885
                                             -------    --------    --------
             Net cash provided by
              financing activities             9,381      25,428       8,567
                                             -------    --------    --------

Effect of exchange rate changes on cash    (   1,645)      2,596   (     822)
Increase (decrease)in cash and cash         --------    --------    --------
 equivalents                               (  24,068)  (  73,483)      8,808
Cash and cash equivalents, beginning
 of year                                     107,611     181,094     172,286
                                            --------    --------    --------
Cash and cash equivalents, end of year      $ 83,543    $107,611    $181,094
                                            ========    ========    ========

Supplemental disclosures of cash flow
 information:

                                                1996        1995        1994
                                             -------     -------     -------
Cash paid during the year for:
  Income taxes                               $57,675     $47,519     $39,612
                                             -------     -------     -------
Supplemental schedule of noncash investing
 and financing activities:

  Accrued license fee                        $20,000

  Issuance of common stock for the
    purchase of license agreements,
    product rights and other intangibles                  $2,700



See accompanying notes to consolidated financial statements.

                                                                   -8-

PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     ------------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Forest Laboratories, Inc. (the "Company") and its wholly owned subsidiaries. The Company accounts for investments in unconsolidated affiliates which are 50% or less owned under the equity method. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set weekly) which are readily convertible into cash at par value (cost).

INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

MARKETABLE SECURITIES: Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1995, the Company's investments in debt securities have been categorized as held-to-maturity and are stated at amortized cost. Due to certain changes in management's investment philosophy during 1996, the Company has transferred substantially all of its investments in securities from held-to-maturity to the available-for-sale category and are accordingly stated at fair value.
The effect of this change was immaterial. Marketable securities consist of investments in municipal bonds maturing through 1997 and bonds of the Commonwealth of Puerto Rico maturing through 2002.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized over 35 to 40 years. The costs of obtaining license agreements, product rights and other intangible assets are eing amortized over the estimated lives of the assets, 10 to 40 years.

EVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLAN: Effective April 1, 1994, the Company's domestic and Puerto Rican subsidiaries savings and profit sharing plans were merged into one plan. Under the plan, substantially all non-bargaining unit employees may participate in the plan after becoming eligible (as defined). The profit sharing plan contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to $3,145,000, $3,320,000 and $2,818,000 for 1996, 1995 and 1994, respectively.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares consist of the dilutive effect of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully diluted basis). At March 31, 1996, 1995 and 1994, the primary and fully diluted common equivalent shares amounted to 1,872,000 and 2,108,000, 2,206,000 and 2,287,000, 2,672,000 and 3,329,000,
respectively.

INCOME TAXES: The Company accounts for income taxes on the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

LONG-LIVED ASSETS: Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,"which is effective for fiscal years beginning after December 15, 1995. No impairment losses have been necessary through March 31, 1996.

STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS" No. 123). SFAS No. 123 requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements. The Company will adopt the disclosure method of SFAS
No. 123. The adoption of this method will not effect the Company's financial position, operating results or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the short maturity of these items.

RECLASSIFICATIONS: Certain amounts as previously reported have been reclassified to conform to current year classifications.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

2.  ACQUISITIONS:

    (a) Biovail Corporation International: On November 1, 1995, the Company purchased approximately 22% of the total outstanding common shares of stock of Biovail Corporation International ("BCI") for $76,328,000. This investment is accounted for under the equity method of accounting. The purchase price exceeds the Company's share of BCI's underlying book value by $68,689,000 which is accounted for as goodwill. The goodwill is amortized, using the straight-line method, over 25 years and charged against the equity in income of BCI. The Company is recording its share of BCI's equity in income, as of BCI's year end of December 31. At March 31, 1996, accumulated amortization of this goodwill amounted to $687,000. The quoted market value at March 31, 1996, of the Company's investment in BCI was $153,225,000. This investment was sold subsequent to year-end (see
    Note 14.)

    (b) Product licenses: i. On November 1, 1995, the Company purchased an exclusive product license from Biovail Laboratories, Inc., a wholly owned subsidiary of BCI, for $20,000,000. The exclusive license is for Tiazac, a once daily formulation of diltiazem and provides that the Company purchase this product from BCI. The cost of the acquisition is included in license agreements, product rights and other intangible assets and is being amortized, using the straight-line method, over the estimated life of the product of 25 years.

    ii. On September 8, 1995, the Company entered into a Development and Co-Promotion Agreement with Berlex Laboratories, Inc. to co-promote Climara, a seven day estrogen patch. The Company paid $24,500,000 upon execution of the Agreement and has made a provision for an additional $20,000,000 which will be paid in the first quarter of fiscal 1997. The cost of the product rights and other intangible assets is being amortized, using the straight-line method, over the estimated life of the product of 20 years. In connection with the Agreement, the Company will receive a co-promotion fee equal to 50% of co-promotion income.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

3.  BUSINESS OPERATIONS:

    The Company and its subsidiaries, which are located in the United States, Puerto Rico, the United Kingdom and Ireland, manufacture and market ethical and other pharmaceutical products. Information about the Company's sales and profitability by different geographic areas for the years ended
    March 31, 1996, 1995 and 1994 follows:

                             Domestic operations
                           -----------------------
                                                         United
                                      Exports,           Kingdom
                             United   principally    and Ireland
1996 (IN THOUSANDS)          States   Europe          operations  Eliminations  Consolidated
- ------------------           ------   -----------    -----------  ------------  ------------
Net sales to unaffiliated
 customers                 $413,794        $2,591        $30,498                    $446,883
Sales between geographic
 areas                                      1,232*                    $1,232
                           --------        ------         ------      ------        --------
Net sales                  $413,794        $3,823        $30,498      $1,232        $446,883
                           ========        ======        =======      ======        ========

Operating profit           $152,494        $1,435        $ 2,755      $  448        $156,236
                           ========        ======        =======      ======
Other income                                                                          14,919
Unallocated expenses                                                               (   8,780)
                                                                                   --------
Income before income taxes                                                          $162,375
                                                                                    ========
Identifiable assets                 $650,339             $31,772                     682,111
                                    ========             =======
Corporate assets                                                                     217,250
                                                                                    --------
Total assets                                                                        $899,361
                                                                                    ========
*At normal profit margins

                             Domestic operations
                           -----------------------
                                                          United
                                         Exports,        Kingdom
                             United   principally    and Ireland
1995 (In thousands)          States        Europe     operations  Eliminations   Consolidated
- ------------------           ------   -----------    -----------  ------------   ------------

Net sales to unaffiliated
 customers                 $360,014        $2,455       $30,890                      $393,359
Sales between geographic
 areas                                      1,416*                      $1,416
                           --------        ------       -------         ------       --------
Net sales                  $360,014        $3,871       $30,890         $1,416       $393,359
                           ========        ======       =======         ======       ========

Operating profit           $144,927        $1,457       $ 6,341         $  448       $152,277
                           ========        ======       =======         ======       ========
Other income                                                                           11,470
Unallocated expenses                                                                (   7,601)
                                                                                     --------
Income before income taxes                                                           $156,146
                                                                                     ========
Identifiable assets                 $450,015            $32,079                      $482,094
                                    ========            =======
Corporate assets                                                                      275,111
                                                                                     --------

Total assets                                                                         $757,205
                                                                                     ========
*At normal profit margins


              FOREST LABORATORIES, INC. AND SUBSIDIARIES
              ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

3.  BUSINESS OPERATIONS: (CONTINUED)


                                    Domestic operations
                            ------------------------------------
                                                          United
                                          Exports,        Kingdom
                              United   principally    and Ireland
1994 (IN THOUSANDS)           States        Europe     operations  Eliminations   Consolidated
- ------------------            ------   -----------    -----------  ------------   ------------

Net sales to unaffiliated
customers                   $320,108        $2,741        $28,792                     $351,641
Sales between geographic
 areas                                       1,353*                      $1,353
                            --------        ------        -------        ------       --------
Net sales                   $320,108        $4,094        $28,792        $1,353       $351,641
                            ========        ======        =======        ======       ========
Operating profit            $115,506        $  885        $ 6,277          $456       $122,212
                            ========        ======        =======          ====
Other income                                                                             9,680
Unallocated expenses                                                                 (   6,414)
                                                                                       -------
Income before income taxes                                                             $125,478
                                                                                       ========

Identifiable assets                $369,641              $26,474                       $396,115
                                   ========              =======
Corporate assets                                                                        223,096
                                                                                       --------
Total assets                                                                           $619,211
                                                                                       ========
*At normal profit margins

The Company sells primarily in the United States and European markets.
Operating profit is net sales less operating expenses, and does not include other income, unallocated expenses or income taxes.

One customer accounted for 12% and 11% of the Company's consolidated net sales for the years ended March 31, 1996 and 1995, respectively. No customer accounted for more than 10% of the Company's consolidated net sales in the fiscal year ended March 31, 1994.

4.  INVENTORIES:



Inventories consist of the following:

March 31, (In thousands)                                     1996        1995
                                                          -------     -------

Raw materials                                             $19,500     $14,912
Work in process                                             2,638       2,907
Finished goods                                             36,811      21,144
                                                          -------     -------

                                                          $58,949     $38,963
                                                          =======     =======

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

5.  MARKETABLE SECURITIES:

The composition of the investment portfolio at March 31, was:

                                                  Gross        Gross
                                             unrealized   unrealized    Market
                                      Cost        gains       losses     value
                                  --------   ----------   ----------    ------

1996
- ----
Available-for-sale:
- ------------------
State and local obligations       $ 57,568         $ 38     ($1,483)  $ 56,123

Held-to-maturity:
- ----------------
Foreign government obligations       4,211          154                  4,365
Corporate debt securities            2,000           83                  2,083
                                  --------         ----      ------    -------
                                     6,211          237                  6,448
                                  --------         ----      ------    -------

                                  $ 63,779         $275     ($1,483)  $ 62,571
                                  ========         ====      ======   ========
1995
- ----
Held-to-maturity:
- ----------------
State and local obligations       $159,471         $131     ($3,628)  $155,974
Foreign government obligations       8,715                      340      9,055
Corporate debt securities            2,000          105                  2,105
                                  --------         ----      ------   --------
                                  $170,186         $236     ($3,288)  $167,134
                                  ========         ====      ======   ========



The contractual maturities of debt securities at March 31, 1996 regardless of their balance sheet classification, consist of the following:

                                                        Amortized        Fair
                                                             cost       value
                                                        ---------     -------

Available-for-sale:
- ------------------
Less than one year                                        $39,452     $38,164
One to three years                                         18,116      17,959
                                                          -------     -------
                                                           57,568      56,123
Held-to-maturity:
- ----------------
Less than one year                                          2,000       2,015
One to three years                                          2,211       2,350
Three to ten years                                          2,000       2,083
                                                          -------     -------
                                                            6,211       6,448
                                                          -------     -------
                                                          $63,779     $62,571
                                                          =======     =======

The net unrealized holding loss at March 31, 1996 of $1,445 from available-for-sale securities is included in Shareholders' equity: Other.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

6.  OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:


MARCH 31,
(IN THOUSANDS, EXCEPT FOR ESTIMATED LIVES
     WHICH ARE STATED IN YEARS)             Estimated
                                                lives       1996        1995
- -----------------------------------------   ---------   --------    --------

License agreements (see note 2)                 10-40   $139,560    $ 75,071
Product rights                                  10-14     33,738      33,738
Trade names                                     20-40     34,190      34,190
Goodwill                                        25-40     29,412      29,412
Non-compete agreements                          10-13     22,987      22,987
Customer lists                                  10         3,506       3,506
Other                                           10-40      3,561       3,574
                                                         266,954     202,478
Less accumulated amortization                          (  50,876)  (  40,304)
                                                        --------    --------
                                                        $216,078    $162,174
                                                        ========    ========

7.  ACCRUED EXPENSES:

Accrued expenses consist of the following:


MARCH 31, (IN THOUSANDS)                                    1996        1995
                                                         -------     -------

Employee compensation and other benefits                 $ 8,029     $ 7,320
Clinical research                                          4,832       4,659
Customer discounts                                         3,782       3,478
Royalties                                                  4,617       1,566
License fee                                               20,000
Other                                                      9,072       6,901
                                                         -------     -------

                                                         $50,332     $23,924
                                                         =======     =======

8.  COMMITMENTS:

LEASES: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $4,158,000 for 1996, $4,869,000 for 1995 and $4,215,000
for 1994.  Aggregate minimum rentals under noncancellable leases are as follows:

YEAR ENDING MARCH 31, (IN THOUSANDS)
1997                                                                $ 6,148
1998                                                                  5,165
1999                                                                  4,463
2000                                                                  2,469
2001                                                                  2,214
Thereafter                                                           24,403
                                                                    -------
                                                                    $44,862
                                                                    =======

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

8.  COMMITMENTS: (CONTINUED)

ROYALTY AGREEMENTS: In 1984 and 1986, the Company entered into agreements for research and development (the "1984 Prutech Agreement" and "1986 Prutech Agreement") with Prutech Research and Development Partnership ("Prutech").
In accordance with the provisions of these agreements, the Company granted Prutech nonexclusive licenses to certain of the Company's controlled release technologies for the purpose of developing certain products. Prutech contracted with the Company to perform research necessary to develop the products. In addition, Prutech granted the Company options (some of which were exercised) to acquire exclusive manufacturing and marketing rights to the products if they are successfully developed. Under the 1984 Prutech Agreement, the Company was paying to Prutech royalties of 12% on the sales of certain of the products which amounted to $7,732,000 in 1994. Effective April 1, 1994, the Company purchased the product rights of certain products for $17,700,000 and eliminated the royalty. The product rights are being amortized over a period of 14 years representing the estimated useful life of this asset. Under the 1986 Prutech Agreement, the Company will pay to Prutech an initial royalty on sales of the products of 7%, decreasing to 2%, through December 31, 1999. No royalties have been incurred under this agreement.

In connection with the acquisition of the product license of Tiazac (Note 2), the Company entered into a license agreement. The license agreement provides for an 8% royalty on net sales.

9.  SHAREHOLDERS' EQUITY:

PREFERRED STOCK PURCHASE RIGHTS: On September 30, 1994, the Company's Board of Directors redeemed the then outstanding preferred stock purchase rights distributed on February 18, 1988 at the redemption price of $.001 per right. Additionally, on September 30, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $.10 per share.
Each Right will entitle the holder to buy one one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") at an exercise price of $250 per Right, subject to adjustment. Prior to becoming exercisable, the Rights are evidenced by the certificates representing the common stock and may not be traded apart from the common stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

9.  SHAREHOLDERS EQUITY: (CONTINUED)

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

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                                         Non-
                                                     Stock          qualified
                                                    option         individual
                                                     plans            options
                                                ----------         ----------

Shares under option at April 1, 1993
(at $6.59 to $42.81 per share)                   3,920,488          1,664,698
Granted (at $30.00 to $44.50 per share)            422,650              6,000
Exercised (at $9.91 to $42.81 per share)        (  349,165)        (   11,600)
Cancelled                                       (   67,055)
                                                 ---------           --------
Shares under option at March 31, 1994
(at $6.59 to $44.50 per share)                   3,926,918          1,659,098
Granted (at $42.81 to $48.19 per share)            701,500              6,000
Exercised (at $6.59 to $44.50 per share)        (1,108,142)        (  332,472)
Cancelled                                       (  107,625)
                                                 ---------          ---------


                           FOREST LABORATORIES, INC.
                           -------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

9.  SHAREHOLDERS EQUITY: (CONTINUED)

                                                                          Non-
                                                     Stock           qualified
                                                    option          individual
                                                     plans             options
                                                   -------          ----------

Shares under option at March 31, 1995
(at $8.50 to $48.19 per share)                   3,412,651          1,332,626
Granted (at $41.69 to $44.19 share)              1,384,900              6,000
Exercised (at $9.91 to $46.63 per share)        (  305,706)        (    3,000)
Cancelled                                       (  157,315)
                                                 ---------          ---------
Shares under option at March 31, 1996
(at $8.50 to $48.88 per share)                   4,334,530          1,335,626

Options exercisable at March 31:
  1994                                           2,511,247          1,607,498
  1995                                           2,094,341          1,286,626
  1996                                           2,335,832          1,284,026


At March 31, 1996 and 1995, 1,028,845 and 2,259,373 shares, respectively, were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 280,000 warrants, which expire on July 7, 2004, at an exercise price of $45.71 per share which was equal to the then fair market value of the Company's common stock.

Included in the caption Stockholders' equity: Other are the cumulative effects of foreign currency translation adjustments and the unrealized holding loss from available-for-sale securities.

10.  CONTINGENCIES:

The Company is subject to product liability and other claims which management does not believe will have a material effect on the financial position, operations or liquidity of the Company.

The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court, In addition, the Court refused to approve a settlement agreement entered into by 15 of the manufacturer defendants which provided for aggregate payments of approximately $400 million but which did not require any changes in the manufacturers' pricing practices. A revised settlement entered into by 13 of the manufacturer defendants (but not the Company) which contains certain commitments with respect to pricing practices has been reached and is pending subject to court approval. Proceedings in this action have been stayed pending the appeal to the Court of Appeals for the Seventh Circuit of certain rulings of the trial.
                                                       -18-

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

10.  CONTINGENCIES (Continued)

Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in nine state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists.

While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies.

In March 1996, the Company was informed that the Federal Trade Commission has begun an investigation of the existence of concerted action among 22 pharmaceutical manufacturers, including the Company, with respect to pricing practices. The Company believes that no such concerted activity has taken place involving the Company and intends to cooperate with the FTC's investigation.

11.  OTHER INCOME:

Other income consists of the following:


YEAR ENDED MARCH 31, (IN THOUSANDS)           1996         1995        1994
- -----------------------------------        -------      -------      ------

Interest and dividends                     $12,921      $10,817      $7,077
Commissions                                                           1,342
Other                                        1,998          653       1,261
                                           -------      -------      ------

                                           $14,919      $11,470      $9,680
                                           =======      =======      ======

12.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income before income taxes includes income from foreign operations of $3,540,000, $7,238,000 and $7,615,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

The Company has tax holidays in Puerto Rico and Ireland which expire primarily in 1997 and 2010, respectively. The net impact of these tax holidays was to increase net income and net income per share (primary) by approximately $2,131,000 and $.05 in 1996, $2,794,000 and $.06 in 1995 and $1,938,000 and
$.04 in 1994.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

12.  INCOME TAXES:  (continued)

The provision for income taxes consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)          1996         1995        1994
- -----------------------------------       -------      -------     -------
Current:
  U.S. federal                            $53,147      $40,617     $36,845
  State and local                           8,809        7,729       4,909
  Foreign                                   1,473        2,499       2,026
                                          -------      -------     -------
                                           63,429       50,845      43,780
                                          -------      -------     -------
Deferred:
  Domestic                               (  6,589)    (  4,964)   (    382)
  Foreign                                (     35)    (    193)   (      3)
                                          -------      -------     -------
                                         (  6,624)    (  5,157)   (    385)
                                          -------      -------     -------
Charge in lieu of income taxes,
  relating to the tax effect of
  stock option tax deduction                1,325       10,309       1,885
                                          -------      -------     -------
                                          $58,130      $55,997     $45,280
                                          =======      =======     =======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $43,355,000 at March 31, 1996, as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:


YEAR ENDED MARCH 31, (IN THOUSANDS)          1996         1995        1994
- -----------------------------------       -------      -------     -------

Expected federal income taxes             $56,831      $54,651     $43,917
State and local income taxes, less
  federal income tax benefit                5,396        5,876       3,274
Net benefit of tax-exempt earnings       (  2,159)    (  3,234)   (  2,582)
Tax effect of permanent differences      (  2,767)    (  2,117)        631
Other                                         829          821          40
                                          -------      -------     -------

                                          $58,130      $55,997     $45,280
                                          =======      =======     =======


                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

12.  INCOME TAXES (CONTINUED)

Net deferred income taxes consist of the following:


MARCH 31, (IN THOUSANDS):                    1996         1995
                                          -------      -------

Inventory valuation                       $ 2,298      $ 1,370
Receivable reserves and other allowances   15,174        8,493
State and local net operating loss
  carryforwards                             3,792        5,008
Depreciation                             (  1,785)    (  1,521)
Amortization                                4,327        4,009
Tax credits and other carryforwards           704          514
Accrued liabilities                         1,648        1,889
Other                                       1,378        1,148
                                          -------      -------
                                          $27,536      $20,910
                                          =======      =======

13.   QUARTERLY FINANCIAL DATA (UNAUDITED):
      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Primary
                                                                   earnings
1996                         Net sales  Gross profit  Net income  per share
- ----                         ---------  ------------  ----------  ---------

First quarter                 $106,943       $86,045     $26,555       $.57
Second quarter                 109,685        87,963      29,189        .62
Third quarter                  122,870        96,790      24,871        .53
Fourth quarter                 107,385        85,599      23,630        .50

1995
- ----

First quarter                  $92,554       $75,246     $22,144       $.48
Second quarter                  95,776        77,559      24,565        .53
Third quarter                  107,280        86,545      25,720        .55
Fourth quarter                  97,749        78,215      27,720        .59


Fully diluted earnings per share are not presented, as the results obtained are substantially the same as primary earnings per share.

14.  SUBSEQUENT EVENT:

On May 22, 1996, the Company sold its entire investment in BCI resulting in a pretax profit of approximately $26,500,000, net of commissions and other expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

     During fiscal 1996, the Company acquired 22% of the common shares of Biovail Corporation International ("BCI") for $76,328,000 and the exclusive license for the product Tiazac, a once daily calcium channel blocker for treating hypertension for $20,000,000. The Company also acquired certain product rights for the product Climara, a once weekly transdermal estrogen product for hormone replacement for $44,500,000 of which $24,500,000 was paid in fiscal 1996. These transactions resulted in increases in investment in unconsolidated affiliate, license agreements, product rights and other intangible assets and accrued expenses and corresponding decreases in cash and marketable securities. In conjunction with the launch of Tiazac and other marketing programs, the Company offered extended dating terms to customers in the third and fourth fiscal quarters causing a substantial increase in accounts receivable and a reduction in the accounts receivable turnover rate from 3.0 times in fiscal 1995 to 2.2 times in fiscal 1996. Approximately 45% of the receivable balance was collected early in the first quarter of fiscal 1997 in accordance with their terms. It is anticipated that with the completion of the launch and other incentive programs the accounts receivable turnover rate will return to more normal levels in the next fiscal period. The increase in inventories was also the result of the initial inventory buildup of Tiazac, including advance payments against inventory purchase orders. Property, plant and equipment increased as the result of the Company completing its facilities expansion in the United States and Ireland, which expansion, should meet the Company's foreseeable needs for the manufacturing, warehousing and distribution of its existing and presently anticipated future products.
The increase in deferred income taxes-current was caused by provisions for various sales allowances not currently deductible for tax purposes. Income taxes payable increased as a result of lower tax benefits realized during the current period as compared with last year relating to the exercise of employee stock options.

     In addition to the collection of a significant portion of the accounts receivable balance - approximately $110,000,000 - the Company sold its investment in BCI during the first quarter of fiscal 1997 for $102,500,000 (net of commissions and expenses). On May 6, 1996, the Company announced its intention to repurchase, from time to time, up to 10% of its outstanding shares in the open market. Company operations have historically provided a strong, positive cash flow and management believes that on-going operations and its present cash position will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies, capital investments and the share repurchase.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------


RESULTS OF OPERATIONS

     Net sales increased $53,524,000 in fiscal 1996 as a result of the continued growth of the Company's branded promoted products, particularly Aerobid, and the launch of Climara and Tiazac. Net volume growth of the Company's principal promoted products accounted for $51,530,000 of the increase. Sales of Climara and Tiazac amounted to $28,760,000. For the first time, the Company is experiencing generic competition for its Lorcet 10 product and is realizing aggressive pricing competition for its other generic products. As a result, sales of the Company's generic product lines decreased by $27,667,000, of which $15,229,000 was the result of volume declines and $12,438,000 was attributed to price decreases.
The Company expects that there will be further erosion of its generic business and Lorcet 10 sales. Sales declines of certain of the Company's unpromoted product lines amounted to $11,678,000. The remainder of the net sales change was due to net price increases on certain of the Company's principal promoted products amounting to $13,539,000. The impact of the reduction in foreign exchange translation rates was $960,000. Net sales increased in 1995 by $41,718,000 as compared to fiscal 1994 as a result of the continued growth of the Company's principal promoted and generic product lines. Net volume growth of these product lines amounted to $57,014,000. Sales decreases of certain of the Company s unpromoted product lines resulted in a net volume decline of $4,574,000. The remaining $10,722,000 of the net sales change was primarily the result of lower prices.

     Other income increased $3,449,000 during fiscal 1996. Interest income increased as compared with last year as a result of higher yields received on the Company's investments. Miscellaneous income increased as a result of the Climara co-promotion fee from Berlex Laboratories, Inc. The increase in other income in fiscal 1995 as compared to 1994 was due to a combination of increased funds available for investment along with higher yields.

     Cost of sales as a percentage of sales increased to 20% in fiscal 1996 from 19% in fiscal 1995 and 18% in 1994 due to increases in overhead costs related to the Company s facilities expansion and lower net prices received on certain products.

     Selling, general and administrative expense increased $33,866,000 during fiscal 1996. The increase was principally the result of the initial launch costs for Tiazac and Climara and the cost of expanding the sales force by 200 representatives in conjunction with the product launches and other planned new product introductions. The decrease in selling, general and administrative expense in 1995 as compared to 1994 resulted from a reduction in royalty expense due to the acquisition of product rights for certain products and the absence of substantial launch costs for Flumadine-R- which were incurred in fiscal 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           ---------------------------------------------


     Research and development expense increased by $2,187,000 during fiscal 1996 over 1995 and $4,012,000 in 1995 over 1994 principally as a result of the cost of conducting clinical trials in order to obtain approval of new products and the cost of developing products using the Company s controlled release technology. During both fiscal years there was particular emphasis on Synapton, Methoxatone and AF102B. Synapton is the Company's controlled release formulation of physostigmine being tested for the treatment of Alzheimer s Disease. Methoxatone is a novel anti-inflammatory compound being evaluated for treating various indications, including head trauma. AF102B is an M1 agonist for the treatment of Alzheimer s Disease.
Phase II/III clinical trials are currently in progress for AF102B.
The Company is also conducting several clinical studies for both existing and new formulations of Aerobid. The Company anticipates a continued increase in research and development expense as these and other potential products are developed and tested.

     As a result of the sharp declines in prices and dilution of market share in the Company s generic business, generic competition for Lorcet 10, the costs associated with the significant increase in its salesforce and the continued costs of promotional programs in support of the new products recently launched, the Company expects that earnings for fiscal 1997 will be significantly lower when compared to the prior year. The Company expects that the investments it is making in expanding its salesforce and launching new products will result in significant increases in earnings in future years.

     Inflation has not had a material effect on the Company's operations for the periods presented.

                                   EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- ---------------------------------------------------


Forest Laboratories, Inc.
New York, N.Y.



We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990 and October 28, 1994, and on
Form S-3, filed with the Securities and Exchange Commission on November 30, 1993 and August 8, 1994, of our reports dated May 3, 1996, except for Note 14 which is as of May 22, 1996, on the consolidated financial statements and schedule of Forest Laboratories, Inc. Annual Report on Form 10-K for the year ended March 31, 1996.





BDO Seidman, LLP





New York, New York
June 26, 1996