Form 10-Q
period 1996-06-30
FOREST LABORATORIES INC
filed 1996-08-14
CIK 38074

August 14, 1996




Securities and Exchange Commission
450 Fifth Street
Washington, D.C.  20549

RE:  FOREST LABORATORIES, INC. QUARTERLY
- --   -----------------------------------
     REPORT ON FORM 10-Q FOR THE QUARTER
     -----------------------------------
     ENDED JUNE 30, 1996
     -------------------
     COMMISSION FILE NO. 1-5438
     --------------------------
     EXHIBIT 27 ARTICLE 5 OF REGULATION S-X
     --------------------------------------
Gentlemen:

I have submitted via EDGAR for filing on behalf of the above-captioned registrant, one (1) complete copy of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibit 27, Article 5 of Regulation S-X.

Very truly yours,


/s/KENNETH E. GOODMAN
- ---------------------
Kenneth E. Goodman

KEG/kc

enclosure

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
  ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1996

  ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934


For the transition period from  __________ to  ________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
- ------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                           11-1798614
- -------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

909 Third Avenue
- ----------------

  New York, New York                                              10022-4731
- --------------------                                            ------------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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

                       Yes    X           No
                           ------             ------

Number of shares outstanding of Registrant's Common Stock as of August 14, 1996: 44,387,240.

PART I - FINANCIAL INFORMATION
- ------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           June  30, 1996
(In thousands)                              (Unaudited)       March 31, 1996
                                           --------------     -------------
ASSETS
- ------

Current assets:
 Cash (including cash equivalent investments
   of $228,293 in June and $78,818 in March)     $236,380         $ 83,543

 Marketable securities                             21,359           40,164

 Accounts receivable, less allowance for
   possible losses of $5,400 in June and
   $5,309 in March                                140,542          254,708

 Inventories                                       81,123           58,949

   Deferred income taxes                           22,319           20,411
 Other current assets                              10,929           12,837
                                                 --------         --------
   Total current assets                           512,652          470,612

Marketable securities                              35,480           22,170
                                                 --------         --------
Property, plant and equipment                     109,553          106,164

 Less accumulated depreciation                     28,725           26,807
                                                 --------         --------
                                                   80,828           79,357
                                                 --------         --------
Other assets:
 Investment in unconsolidated affiliate                             75,902
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $7,022 in June and $6,866
   in March                                        17,937           18,093

 License agreements, product rights
   and other intangible assets, less
   accumulated amortization of $52,124 in
   June and $51,025 in March                      213,125          216,078

 Deferred income taxes                              6,908            7,398

 Other                                             10,416            9,751
                                                 --------         --------
   Total other assets                             248,386          327,222
                                                 --------         --------
        TOTAL ASSETS                             $877,346         $899,361
                                                 ========         ========

See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                               June 30, 1996
(In thousands, except for par values)            (Unaudited)      March 31, 1996
                                               --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                  $ 27,881         $ 13,994

 Accrued expenses                                    35,280           50,332

 Income taxes payable                                29,650           25,245
                                                   --------         --------
      Total current liabilities                      92,811           89,571
                                                   --------         --------
Deferred income taxes                                   277              273
                                                   --------         --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; shares authorized 1,000;
   no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000; issued 48,205 shares
   in June and 48,133 shares in March               4,820           4,813

 Capital in excess of par                         308,711         306,635

 Retained earnings                                563,871         542,005

 Other                                          (   2,251)      (   2,985)
                                                 --------        --------
                                                  875,151         850,468
   Less common stock in treasury,
   at cost (3,845 shares in June
   and 2,650 shares in March)                      90,893          40,951
                                                 --------        --------
      Total shareholders' equity                  784,258         809,517
                                                 --------        --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                     $877,346        $899,361
                                                 ========        ========

See notes to condensed consolidated financial statements

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES,
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                   Three Months Ended
(In thousands, except per share amounts)                 June 30,
                                             -------------------------
                                                  1996           1995
                                             ---------        --------


Net sales                                    $ 90,316         $106,943

Non-recurring income, net (Note 2)             19,149

Other income                                    4,405           3,757
                                             --------        --------
                                              113,870         110,700
                                             --------        --------
Costs and expenses:
 Cost of sales                                 19,805         20,898

 Selling, general and
 administrative                                55,270         39,900

 Research and development                       7,246          8,539
                                             --------       --------
                                               82,321         69,337
                                             --------       --------
Income before income taxes                     31,549         41,363

Income taxes                                    9,683         14,808
                                             --------       --------
Net income                                   $ 21,866       $ 26,555
                                             ========       ========
Earnings per common and
 common equivalent share:
  Primary                                        $.47           $.57
                                                 ====           ====
  Fully diluted                                  $.47           $.57
                                                 ====           ====
Weighted average number of
 common and common equivalent
  shares outstanding:
  Primary                                      46,656         46,926
                                               ======         ======
  Fully diluted                                46,656         46,926
                                               ======         ======

Dividends per share                              $-0-           $-0-
                                                 ====           ====


See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                        Three Months Ended
(In thousands)                                                June 30,
                                                   -----------------------
                                                        1996            1995
                                                    --------       ---------

Cash flows from operating activities:
  Net income                                        $ 21,866        $ 26,555
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                       1,374           1,150
    Amortization                                       3,139           2,811
    Gain on sale of investment in unconsolidated
      affiliate                                    (  26,399)
    Deferred income tax (credit) expense           (   1,414)            396
    Foreign currency transaction loss                     64              73
      Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                   114,166           7,049
        Inventories                                (  22,174)      (   1,533)
          Other current assets                         1,908       (     274)
        Increase (decrease) in:
          Accounts payable                            13,887           1,430
          Accrued expenses                         (  15,052)          6,608
          Income taxes payable                         4,405          12,106
    Increase (decrease) in other assets                  665       (     764)
                                                    --------        --------
         Net cash provided by operating
           activities                                 96,435          55,607
                                                    --------        --------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net    (   2,565)      (   2,787)
 Proceeds from sale of investment in
   unconsolidated affiliate                          102,301
 Purchase of marketable securities
   Available-for-sale                              (  27,785)      (  33,389)
   Redemption of marketable securities
   Available-for-sale                                 33,279          45,111
                                                    --------        --------
       Net cash provided by
         investing activities                        105,230           8,935
                                                    --------        --------
                                - Continued -

                                      -5-



                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 - Continued -
                                                   Three Months Ended
(In thousands)                                           June 30,
                                                    1996          1995
                                               ---------     ---------

Cash flows from financing activities:
 Net proceeds from common stock options
   exercised by employees under stock
   option plans                                $  2,083       $  2,112

 Purchase of treasury stock, net              (  49,942)
                                               --------       --------
         Net cash provided by (used in)
           financing activities               (  47,859)         2,112
                                               --------       --------
Effect of exchange rate changes on cash       (     969)     (     206)
                                               --------       --------
Increase in cash and cash equivalents           152,837         66,448
Cash and cash equivalents, beginning of
  period                                         83,543        107,611
                                               --------       --------
Cash and cash equivalents, end of period       $236,380       $174,059
                                               ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                    $6,067         $2,306
















See notes to condensed consolidated financial statements.


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments
          (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2.        Non-recurring Income, net
          -------------------------
          The quarter's results include a net non-recurring gain of $19,149,000 or $12,687,000 ($.27 per share) after taxes. The gain results from the sale of Company's approximate 21% equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 or $17,019,000 ($.36 per share) after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000
          ($.09 per share) after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY Net current assets increased by $38,800,000
- ---------------------------------
from March 31, 1996. The increase resulted principally from the Company selling its investment in Biovail Corporation International ("BCI") for $102,301,000 (net of commissions and expenses). The balance in accounts receivable declined approximately $114,000,000 from the balance at March 31, 1996 due to collections of trade accounts resulted which were previously granted with extended dating terms. The collections in an improvement in the accounts receivable days sales outstanding from 208 days at March 31, 1996 to 142 days at June 30, 1996. The cash generated from these activities was invested in cash equivalent investments and is also being used to repurchase from time to time in the open market, up to 4,500,000 shares (approximately 10%) of the ompany's outstanding common stock. At June 30, 1996, the Company had purchased 1,191,800 shares at a cost of $49,796,000.
Inventories increased $22,174,000 in connection with the Company's recent launch of Tiazac-R- and from higher than normal inventory balances of the Company's Lorcet product line as a result of generic competition. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies, capital investments and the share repurchase.

RESULTS OF OPERATIONS Net sales for the current quarter decreased $16,627,000
- ---------------------
as compared with the same period last year due principally to generic competition for Lorcet. Net volume declines of the Company's principal promoted products amounted to $15,392,000, of which $12,631,000 was attributed to Lorcet. The Company is experiencing aggressive pricing competition for its generic product lines. As a result, sales of the Company's generic product lines decreased by $3,757,000 of which $629,000 was the result of volume declines and $3,128,000 was attributed to price decreases. In addition, $3,400,000 of the sales decrease resulted from lower average selling prices on increased sales of the Company's principal promoted products to certain managed care customers. Sales increases of certain of the Company's older unpromoted product lines amoutned to $2,439,000 and sales of Tiazac were $3,483,000.

Non-recurring income, net is comprised of a non-recurring gain of $26,399,000 on the sale of the Company's approximate 21% equity holding in BCI, offset by non-recurring charges of $7,250,000 for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

Cost of sales as a percentage of sales increased to 22% during the first quarter of fiscal 1997 from 20% in the similar fiscal period of 1996 due to lower prices received on certain products.

The increase in selling, general and administrative expense of $15,370,000 during the current quarter as compared with the prior year is principally due to the cost of an expanding the Company's salesforce by 200 representatives and for costs incurred in conjunction with the launch of Tiazac.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Research and development expenses decreased $1,293,000 during the current quarter over the same period last year as work is concluding on the phase III clinical trials on Synapton-TM-, the Company's acetylcholinesterase inhibitor being developed for the treatment of Alzheimer's Disease.

Income taxes as a percentage of income before taxes was 31% for the current quarter versus 36% in the similar period last year due principally to a decrese in the proportion of the Company's operating profit derived from fully taxable operations as compared to tax exempt operations and tax free interest income.

Inflation has not had a material effect on the Company's operations for the periods presented.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, for a description of certain legal proceedings.

Item 6. (b) Reports on Form 8-K - None










































                                      -10-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1996




                                                Forest Laboratories, Inc.
                                                (Registrant)



                                                /s/ Howard Solomon
                                                ---------------------------
                                                Howard Solomon
                                                President and Chief
                                                Executive Officer



                                                /s/ Kenneth E. Goodman
                                                ----------------------------
                                                Kenneth E. Goodman
                                                Vice President - Finance



















                                      -11-
