Form 10-Q/A
period 1996-06-30
FOREST LABORATORIES INC
filed 1996-08-16
CIK 38074

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

FINANCIAL CONDITION AND LIQUIDITY Net current assets increased by $38,800,000
- ---------------------------------
from March 31, 1996. The increase resulted principally from the Company selling its investment in Biovail Corporation International ("BCI") for $102,301,000 (net of commissions and expenses). The balance in accounts receivable declined approximately $114,000,000 from the balance at March 31, 1996 due to collections of trade accounts which were previously granted extended dating terms. The collections resulted in an improvement in the accounts receivable days sales outstanding from 208 days at March 31, 1996 to 142 days at June 30, 1996. The cash generated from these activities was invested in cash equivalent investments and is also being used to repurchase from time to time in the open market, up to 4,500,000 shares (approximately 10%) of the Company's outstanding common stock. At June
30, 1996, the Company had purchased 1,191,800 shares at a cost of $49,796,000. Inventories increased $22,174,000 in connection with the Company's recent launch of Tiazac-R- and from higher than normal inventory balances of the Company's Lorcet product line as a result of generic competition. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products or companies, capital investments and the share repurchase.

RESULTS OF OPERATIONS Net sales for the current quarter decreased $16,627,000
- ---------------------
as compared with the same period last year due principally to generic competition for Lorcet. Net volume declines of the Company's principal promoted products amounted to $15,392,000, of which $12,631,000 was attributed to Lorcet. The Company is experiencing aggressive competition for its generic product lines. As a result, sales of the Company's generic product lines decreased by $3,757,000 of which $629,000 was the result of volume declines and $3,128,000 was attributed to price decreases. In addition, $3,400,000 of the sales decrease resulted from lower average selling prices on increased sales of the Company's principal promoted products to certain managed care customers. Sales increases of certain of the Company's older unpromoted product lines amounted to $2,439,000 and sales of Tiazac were $3,483,000.

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

The increase in selling, general and administrative expense of $15,370,000 during the current quarter as compared with the prior year is principally due to the cost of expanding the Company's salesforce by 200 representatives and for costs incurred in conjunction with the launch of Tiazac.

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


Date:  August 15, 1996




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
