Form 10-Q
period 1996-09-30
FOREST LABORATORIES INC
filed 1996-11-14
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
  ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1996

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to  ______________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
---------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                            11-1798614
--------------------------------                            ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

909 Third Avenue
----------------

  New York, New York                                             10022-4731
--------------------                                             -----------
(address of principal                                            (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of November 14, 1996: 41,959,620.

PAGE

Part I - Financial Information
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                            September 30, 1996
(In thousands)                                 (Unaudited)      March 31, 1996
                                            ------------------  --------------

ASSETS
------
Current assets:
      Cash (including cash equivalent
        investments of $152,673 in
        September and $78,818
        in March)                                 $156,596         $ 83,543

      Marketable securities                         15,762           40,164

      Accounts receivable, less allowance
        for possible losses of $5,519
        in September and $5,309 in March           153,026          254,708

      Inventories                                   94,201           58,949

      Deferred income taxes                         21,681           20,411
      Other current assets                           8,490           12,837
                                                  --------         --------
            Total current assets                   449,756          470,612
                                                  --------         --------
Marketable securities                               22,042           22,170
                                                  --------         --------
Property, plant and equipment                      111,894          106,164
        Less accumulated depreciation               30,038           26,807
                                                  --------         --------
                                                    81,856           79,357
                                                  --------         --------
Other assets:
      Investment in unconsolidated affiliate                         75,902
      Excess of cost of investment in
        subsidiaries over net assets
        acquired, less accumulated
        amortization of $7,178 in September
        and $6,866 in March                          17,781          18,093

  License agreements, product rights and other
        intangible assets, less accumulated
        amortization of $57,147 in September
        and $50,876 in March                        210,841          216,078

  Deferred income taxes                               7,864            7,398

      Other                                          10,026            9,751
                                                   --------         --------
            Total other assets                      246,512          327,222
                                                   --------         --------

              TOTAL ASSETS                         $800,166         $899,361
                                                   ========         ========

See notes to condensed consolidated financial statements.

                                     -2-
PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                           September 30, 1996
(In thousands, except for par values)          (Unaudited)      March 31, 1996
                                            -----------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $ 23,260        $ 13,994

  Accrued expenses                                  35,773          50,332

  Income taxes payable                               8,655          25,245
                                                   --------        -------
      Total current liabilities                     67,688          89,571
                                                  --------         -------
Deferred income taxes                                  279             273
                                                  --------         -------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    250,000; issued 48,240 shares in
    September and 48,133 shares in March              4,824          4,813

  Capital in excess of par                          309,756        306,635

  Retained earnings                                 569,444        542,005

  Other                                           (     981)     (   2,985)
                                                   --------       --------
                                                    883,043        850,468

 Less common stock in treasury,
   at cost (5,474 shares in September
   and 2,650 shares in March)                       150,844         40,951
                                                   --------       --------
      Total shareholders' equity                    732,199        809,517
                                                   --------       --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                       $800,166       $899,361
                                                   ========       ========

See notes to condensed consolidated financial statements

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

(In thousands, except               Three Months Ended     Six Months Ended
per share amounts)                     September 30,        September 30,
                                    ------------------    -----------------
                                      1996     1995          1996     1995
                                    -------  --------     -------   --------

Net sales                           $90,182  $109,685     $180,498  $216,628

Non-recurring income, net (Note 2)                          19,149

Other income                          2,009     3,958        4,294     7,715
                                    -------  --------     --------  --------
                                     92,191   113,643      203,941   224,343
                                    -------  --------     --------  --------
Costs and expenses:
 Cost of sales                       22,683    21,722       42,488    42,619

 Selling, general and
   administrative                    53,206    37,483      106,356    77,384

 Research and development             8,180     8,973       15,426    17,512
                                    -------  --------     --------  --------
                                     84,069    68,178      164,270   137,515
                                    -------  --------     --------  --------

Income before income taxes            8,122    45,465       39,671    86,828

Income taxes                          2,549    16,276       12,232    31,084
                                    -------  --------     --------  --------

Net income                          $ 5,573  $ 29,189     $ 27,439  $ 55,744
                                    =======  ========     ========  ========
Earnings per common
 and common equivalent share:
   Primary                             $.13      $.62         $.61     $1.19
                                       ====      ====         ====     =====
   Fully diluted                       $.13      $.62         $.61     $1.19
                                       ====      ====         ====     =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                           44,401    46,881       45,238    46,890
                                     ======    ======       ======    ======
   Fully diluted                     44,401    46,899       45,238    46,890
                                     ======    ======       ======    ======
Dividends per share                    $-0-      $-0-         $-0-      $-0-
                                       ====      ====         ====      ====
See notes to condensed consolidated financial statements


PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                          Six Months Ended
(In thousands)                                              September 30,
                                                     -----------------------
                                                         1996         1995
                                                      --------     ---------

Cash flows from operating activities:
  Net income                                          $ 27,439      $ 55,744
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                         2,854         2,267
    Amortization                                         6,583         5,399
    Gain on sale of investment in unconsolidated
      affiliate                                      (  26,399)
    Deferred income tax expense (benefit)            (   1,730)          620
    Foreign currency transaction loss                      143           218
    Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                     101,682     (  12,678)
          Inventories                                (  35,252)    (   6,433)
          Other current assets                           4,347     (   9,311)
        Increase (decrease) in:
          Accounts payable                               9,266     (     877)
          Accrued expenses                           (  14,559)         7,898
          Income taxes payable                       (  16,590)         1,237
      Decrease (increase) in other assets            (     275)    (   1,491)
                                                      --------      --------
          Net cash provided by operating
            activities                                  57,509        42,593
                                                      --------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net     (   5,010)    (   6,106)
  Proceeds from sale of investment in unconsolidated
    affiliate                                          102,301
  Purchase of marketable securities
    Available-for-sale                               (  27,785)    (  75,401)
  Redemption of marketable securities
    Available-for-sale                                  50,315        77,887
    Held-to-Maturity                                     2,000
  Purchase of license agreements, product rights
   and intangible assets                             (   1,000)    (  44,622)
                                                      --------      --------
          Net cash provided by (used in) investing
           activities                                  120,821     (  48,242)
                                                      --------      --------

                                     - Continued -

PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                 - Continued -

                                                       Six Months Ended
(In thousands)                                           September 30,
                                                      --------------------
                                                        1996          1995
                                                      ---------     --------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans               $  3,132     $  2,636

 Purchase of treasury stock, net                      ( 109,748)
                                                       --------     --------
         Net cash (used in) provided by financing
           activities                                 ( 106,616)       2,636
                                                       --------     --------
Effect of exchange rate changes on cash                   1,339    (     609)
                                                       --------     --------

Increase (decrease) in cash and cash equivalents         73,053    (   3,622)
Cash and cash equivalents, beginning of period           83,543      107,611
                                                       --------     --------
Cash and cash equivalents, end of period               $156,596     $103,989
                                                       ========     ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                           $30,552       $29,226










See notes to condensed consolidated financial statements.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made to the financial statements to conform with the current period's presentation. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2.        Non-recurring Income, net
          -------------------------
          During the first quarter, the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 after taxes. The gain results from the sale of Forest's approximate 21% equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 or $17,019,000 after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY Net current assets decreased by $1,027,000
---------------------------------
from March 31, 1996. This change was as a result of the following significant activities. During the first quarter, the Company sold its investment in Biovail Corporation International for $102,301,000 (net of commissions and expenses). The balance in accounts receivable declined by approximately $101,700,000 from the balance at March due principally to collections of trade accounts which were previously granted extended dating terms. The collections resulted in an improvement in the accounts receivable days outstanding from 208 days at March 31, 1996 to 155 days at September 30, 1996. The cash generated from the above activities was used for the share repurchase program.
At September 30, 1996, the Company had repurchased a total of 2,820,200 of the 4,500,000 shares authorized to date at a cost of $109,748,000. Inventories increased $35,252,000 in connection with the Company's recent launch of Tiazac-R-, higher inventory levels of the generic product lines, as a result of reduced sales caused by increased generic competition for those products, and above average levels of Aerobid-R-, resulting from reduced sales because of higher trade inventories from prior period sales. Income taxes payable decreased as a result of annualized tax prepayments which were higher than the current period's tax liability. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase.

RESULTS OF OPERATIONS Net sales for the three months ended September 30, 1996
---------------------
decreased $19,503,000 as compared to the three months ended September 30, 1995. $14,750,000 of the decrease was attributed to volume and $4,753,000 of the decrease was due to price declines. The principal volume declines, amounting to $27,537,000, resulted from lower sales of Lorcet-R- (due to generic competition), the Company's generic products (due to heightened competition) and Aerobid (due to higher than normal inventory levels at wholesalers following prior period trade promotions, even though prescriptions were ahead by 13%). These were somewhat offset due to $12,148,000 of increased volumes of Cervidil-TM- (launched May 1995) and Tiazac (launched February 1996), which continue to show growth. Other non-promoted products accounted for the remaining volume increase of $639,000. Price decreases resulted principally from lower prices for the Company's generic products, and from lower prices for Aerobid as a result of a higher amount of sales to managed care customers and trade discounts. The Company anticipates that high trade inventories will continue to impact Aerobid sales, that generic substitution rates for Lorcet will continue to grow and that there will be further declines in the generic business as a result of continued competition.

Net sales for the six months ended September 30, 1996 decreased $36,130,000 as compared to the same period of 1995. $27,230,000 of the decrease was attributed to volume and $8,900,000 was the result of price declines. As with the three month period, the principal volume declines, amounting to $43,794,000, resulted from lower sales of Lorcet, the Company's generic product lines and Aerobid. Continued growth of Cervidil and Tiazac, launched during fiscal 1996, contributed to volume increases of $20,299,000. Other non-promoted products accounted for the remaining volume decrease of $3,735,000. Price decreases resulted from aggressive competition for the Company's generic products, as well as higher sales to managed care customers and trade discounts.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Cont'd.)


Cost of sales as a percentage of sales increased to 25% during the current quarter and 24% for the six month period as compared to 20% in both similar fiscal periods of 1996 due to lower prices received on certain products.

The increase in selling, general and administrative expenses for the current quarter and six month periods as compared with the same periods last year is mainly the result of expanding the salesforce by 200 representatives and for costs incurred in conjunction with the launch of Tiazac.

Research and development expenses decreased $793,000 and $2,086,000, respectively, during the three and six month periods ending September 30, 1996 over the same periods last year, primarily due to the conclusion of Phase III clinical trials on Synapton-TM-, the Company's acetylcholinesterase inhibitor for use in the treatment of Alzheimer's Disease.

Income taxes as a percentage of income before taxes was 31% for the current quarter and six month period versus 36% in the similar periods last year due principally to a decrease in the proportion of the Company's operating profit derived from fully taxable operations as compared to tax exempt operations, tax free interest income and tax credits.

Inflation has not had a material effect on the Company's operations for the period presented.


























                                       -9-
PAGE

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, for a description of certain legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The registrant held its annual meeting of stockholders on August 12, 1996.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of five members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for the ratification of BDO Seidman to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 1997.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                Withhold     Broker
 Matter                   For           Against    Abstain      Authority    Non-Votes


Election of Directors:
  Howard Solomon          35,396,550                            593,725
  William J. Candee III   35,397,627                            592,648
  Dan L. Goldwasser       35,424,940                            565,335
  George S. Cohan         35,405,744                            584,531
  Joseph M. Schor         35,404,627                            585,648

Ratification of
Independent Public
Accountants:              35,840,387    87,684     62,204



Item 6.  Exhibits and Reports on Form 8-K

       (b)    Reports on Form 8-K.  None




                                     -10-
PAGE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1996



                                             Forest Laboratories, Inc.
                                             --------------------------
                                             (Registrant)




                                             /s/ Howard Solomon
                                             --------------------------
                                             Howard Solomon
                                             President and Chief
                                             Executive Officer



                                            /s/ Kenneth E. Goodman
                                            ---------------------------
                                            Kenneth E. Goodman
                                            Vice President - Finance

PAGE