Form 10-Q
period 1996-12-31
FOREST LABORATORIES INC
filed 1997-02-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    __________________________________

(Mark One)
  ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1996

 ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  _________________________

                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                            11-1798614
------------------------------                                ------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

909 Third Avenue
----------------

  New York, New York                                              10022-4731
--------------------                                            ------------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of February 14, 1997: 41,179,745.

Part I - Financial Information
------------------------------

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           December 31, 1996
(In thousands)                                (Unaudited)        March 31, 1996
                                           -----------------     --------------

ASSETS
------
Current assets:
 Cash (including cash equivalent investments
   of $128,083 in December and $78,818 in
   March)                                    $133,615               $ 83,543


 Marketable securities                         12,884                 40,164

 Accounts receivable, less allowance for
   possible losses of $9,021 in December and
   $5,309 in March                             91,200                254,708

 Inventories                                   93,932                 58,949

 Deferred income taxes                         23,600                 20,411
 Other current assets                          35,011                 12,837
                                             --------               --------
   Total current assets                       390,242                470,612
                                             --------               --------

Marketable securities                           4,238                 22,170
                                             --------               --------

Property, plant and equipment                 115,710                106,164
 Less: accumulated depreciation                31,679                 26,807
                                             --------               --------
                                               84,031                 79,357
                                             --------               --------
Other assets:
 Investment in unconsolidated affiliate                               75,902
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $7,335 in December and
   $6,866 in March                             17,624                 18,093

 License agreements, product rights and other
   intangible assets, less accumulated
   amortization of $60,271 in December and
   $50,876 in March                           207,790                216,078

Deferred income taxes                           6,217                  7,398

 Other                                          9,862                  9,751
                                             --------               --------
   Total other assets                         241,493                327,222
                                             --------               --------

      TOTAL ASSETS                           $720,004               $899,361
                                             ========               ========

See notes to condensed consolidated financial statements.

                                           -2-


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                           December 31, 1996
(In thousands, except for par values)         (Unaudited)        March 31, 1996
                                           -----------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

 Accounts payable                            $ 22,366               $ 13,994

 Accrued expenses                              35,331                 50,332

 Income taxes payable                          15,471                 25,245
                                             --------               --------

   Total current liabilities                   73,168                 89,571
                                             --------               --------

Deferred income taxes                             300                    273
                                             --------               --------

Shareholders' equity:
 Series A junior participating preferred
   stock, $1.00 par; shares authorized 1,000;
   no shares issued or outstanding

 Common stock, $.10 par; shares authorized
   250,000; issued 48,332 shares in
   December and 48,133 shares in March          4,833                  4,813

 Capital in excess of par                     312,413                306,635

 Retained earnings                            537,131                542,005

 Other                                          2,082              (   2,985)
                                             --------               --------

                                              856,459                850,468


Less common stock in treasury,
 at cost (7,152 shares in December and
 2,650 shares in March)                       209,923                 40,951
                                             --------               --------

   Total shareholders' equity                 646,536                809,517
                                             --------               --------

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $720,004               $899,361
                                             ========               ========

See notes to condensed consolidated financial statements





                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                 (Unaudited)


(In thousands, except            Three Months Ended       Nine Months Ended
per share amounts)                  December 31,             December 31,
                                 --------------------     -------------------
                                   1996       1995          1996       1995
                                 --------    --------     --------   --------

Net sales                         $40,604    $122,870     $221,102   $339,498

Non-recurring income, net
 (Note 2)                                                   19,149

Other income                        2,058       2,127        6,352      9,842
                                  -------    --------     --------   --------
                                   42,662     124,997      246,603    349,340
                                  -------    --------     --------   --------
Costs and expenses:
 Cost of sales                     20,227      26,080       62,715     68,699


 Selling, general and
   administrative                  60,607      50,848      166,963    128,232

 Research and development          11,689       9,329       27,115     26,841
                                  -------    --------     --------   --------

                                   92,523      86,257      256,793    223,772
                                  -------    --------     --------   --------

Income (loss) before income
 taxes                           ( 49,861)     38,740    (  10,190)   125,568

Income taxes (benefit)           ( 17,548)     13,869    (   5,316)    44,953
                                  -------    --------     --------   --------

Net income (loss)                ($32,313)   $ 24,871    ($  4,874)  $ 80,615
                                  ========    ========    ========   ========

Earnings (loss) per common
 and common equivalent share:
   Primary                          ($.76)       $.53        ($.11)     $1.72
                                     ====        ====         ====      =====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                          42,750      46,855       44,412    46,880
                                    ======      ======       ======    ======

Dividends per share                   $-0-        $-0-         $-0-      $-0-
                                      ====        ====         ====      ====

See notes to condensed consolidated financial statements

                                      -4-


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                         Nine Months Ended
(In thousands)                                              December 31,
                                                       -----------------------
                                                         1996           1995
                                                       --------      ---------

Cash flows from operating activities:
  Net income (loss)                                  ($  4,874)      $ 80,615
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:

    Depreciation                                         4,320          3,463
    Amortization                                         9,864          8,167
    Gain on sale of investment in unconsolidated
      affiliate                                      (  26,399)
    Deferred income tax expense (benefit)            (   1,981)           815
    Foreign currency transaction loss                      114            342
    Net change in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable, net                       163,508      (  47,812)
        Inventories                                  (  34,983)     (  13,636)
        Other current assets                         (  22,174)     (     897)
      Increase (decrease) in:
        Accounts payable                                 8,372          5,993
        Accrued expenses                             (  15,001)        18,882
        Income taxes payable                         (   9,774)     (   1,604)
    Increase in other assets                         (     111)     (   1,453)
                                                      --------       --------

      Net cash provided by operating activities         70,881         52,875
                                                      --------       --------


Cash flows from investing activities:
  Purchase of property, plant and equipment, net     (   7,355)     (   8,899)
  Proceeds from sale of investment in unconsolidated
    affiliate                                          102,301
  Purchase of marketable securities
    Available-for-sale                               (  27,785)     (  55,709)
  Redemption of marketable securities
    Available-for-sale                                  70,997        124,824
    Held-to-maturity                                     2,000
  Purchase of license agreements, product rights
    and intangible assets                            (   1,000)     ( 120,915)
                                                      --------       --------

        Net cash provided by (used in)
         investing activities                          139,158      (  60,699)
                                                      --------       --------

                                    - Continued -



                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                - Continued -
                                                         Nine Months Ended
(In thousands)                                             December 31,
                                                       ----------------------

                                                         1996          1995
                                                       --------      --------

Cash flows from financing activities:
 Net proceeds from common stock options exercised
   by employees under stock option plans              $  4,255       $  4,431

 Purchase of treasury stock                          ( 168,729)
 Tax benefit realized from the exercise of
   stock options by employees                            1,300          1,100
                                                      --------       --------

         Net cash (used in) provided by
          financing activities                       ( 163,174)         5,531
                                                      --------       --------

Effect of exchange rate changes on cash                  3,207      (   1,146)
                                                      --------       --------

Increase (decrease) in cash and cash equivalents        50,072      (   3,439)
Cash and cash equivalents, beginning of period          83,543        107,611
                                                      --------       --------
Cash and cash equivalents, end of period              $133,615       $104,172
                                                      ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Income taxes                                          $33,388        $45,741












See notes to condensed consolidated financial statements.


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
          In addition, certain reclassifications have been made to the financial statements to conform with the current period's presentation. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

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

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY  Net current assets decreased by $63,967,000
---------------------------------
from March 31, 1996. This change was as a result of the following significant activities. During the first quarter, the Company sold its investment in Biovail Corporation International for $102,301,000 (net of commissions and expenses). The balance in accounts receivable declined by approximately $163,508,000 from the balance at March due primarily to collections of trade accounts which were previously granted extended dating terms, and an increase in the provision for doubtful accounts of which $3,528,000 represents a write down of the amount owed Forest from Foxmeyer Drug which is in bankruptcy proceedings. The collections resulted in an improvement in the accounts receivable days outstanding from 208 days at March 31, 1996 to 117 days at December 31, 1996. The cash generated from the above activities and maturities of marketable securities was used for the share repurchase program and for normal recurring operating expenses. At December 31, 1996, the Company had repurchased a total of 4,496,000 of the 6,500,000 shares authorized to date at a cost of $168,729,000. Inventories increased $34,983,000 in connection with the Company's recent launch of Tiazac-TM-, higher inventory levels of generic product lines as a result of reduced sales caused by increased competition for those products, and above average levels of Aerobid-R- resulting from reduced sales due to reduction of trade inventories as described below. Other current assets increased $22,174,000 as a result of reclassifying income tax prepayments which are now in excess of the current period's tax liability and the tax benefit from the current period's net operating loss. The decrease in income taxes payable is due to lower taxable income. Management believes that current cash levels, coupled with funds to be generated by on-going operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

RESULTS OF OPERATIONS  In December 1996, the Company announced that it had
---------------------
decided toeliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, Forest's inhaled steroid product used in treating asthma. The result of this policy change is that distributors are deferring purchases of products until such time as they have reduced their inventories to minimal levels, thereby resulting in lower sales despite the continuing growth in prescriptions for the Company's promoted branded products. Lower sales resulting from this policy change are principally responsible for the quarterly loss reported herein.

Net sales for the three months ended December 31, 1996 decreased $82,266,000 as compared to the three months ended December 31, 1995. $71,147,000 of the decrease was attributed to volume and $11,119,000 of the decrease was due to price declines. The principal volume declines, amounting to $53,508,000, resulted from lower sales of Aerobid (as discussed above), Lorcet and the Company's generic products (due to heightened competition). Other non-promoted products accounted for the remaining net volume decrease of $17,639,000, also due primarily to the inventory reductions. Price decreases resulted principally from lower prices for the Company's generic products and from lower prices for Aerobid as a result of a higher amount of sales to managed care customers. The Company anticipates that high trade inventories will continue to impact Aerobid sales during the next two quarters, that generic substitution rates for Lorcet will continue to grow and that there will be further declines in the generic business as a result of continued competition.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Net sales for the nine months ended December 31, 1996 decreased $118,396,000 as compared to the same period of 1995. $98,418,000 of the decrease was attributed to volume and $19,978,000 was the result of price declines. As with the three month period, the principle volume declines, amounting to $93,780,000, resulted from lower sales of Aerobid, Lorcet, and the Company's generic products lines. Continued growth of Cervidil-TM- and Tiazac, launched during fiscal 1996, contributed to volume increases of $19,049,000. Other non-promoted products accounted for the remaining volume decrease of $23,687,000. Price decreases resulted from higher sales to managed care customers and trade discounts, as well as aggressive competition for the Company's generic products.

Cost of sales as a percentage of sales increased to 50% during the current quarter and 28% for the nine month period as compared to 21% and 20% in comparable fiscal periods of 1996. The increase in cost of goods sold resulted from minimal sales of high margin branded products due to the trade inventory reductions, a higher percentage of low margin generic products, which were not affected by the trade inventory reductions, lower prices on generic products and underabsorbed overhead, resulting from lower production levels due the reduced sales volume.

The increase in selling, general and administrative expenses for the current quarter and nine month periods as compared with the same periods last year is mainly the result of expanding the sales force by 200 representatives, for costs incurred in conjunction with the launch of Tiazac and for a write down of monies owed to Forest by Foxmeyer Drug to amounts anticipated to be recoverable.

Research and development expenses increased $2,360,000 and $274,000, respectively, during the three and nine month periods ending
December 31, 1996 over the same periods last year. The increase during the three month period was due primarily to the cost of conducting comparative clinical studies for Aerobid and Tiazac. The increase for the nine month period is lower than the three month period since the first six months of fiscal 1996 (prior fiscal year) included Phase III clinical trials on Synapton-TM-, the Company's acetylcholinesterase inhibitor for use in the treatment of Alzheimer's Disease which have concluded, and studies on AF102B, an alternative Alzheimer's treatment, which is no longer being developed.

The income tax benefit of the current quarter reflects a year-to-date reversal of U.S. taxes on income and a credit for the net operating losses of the Company's U.S. operating companies which can be carried back to prior fiscal periods to yield tax refunds. The income tax benefit of the nine-month period reflects taxes on the income of the Company's
United Kingdom operating companies, on the income of the Company's partially tax exempt operations and for state and local taxes (which are not solely payable on taxable income), offset by the net operating losses of the Company's U.S. operating companies, which can be carried back to prior fiscal periods to yield tax refunds.

Inflation has not had a material effect on the Company's operations for the period presented.

Part II - Other Information
---------------------------

Item 1 Legal Proceedings
       Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 for a description of certain legal proceedings.

Item 6 Exhibits and Reports on Form 8-K.
       (b)  Reports on Form 8-K.  None.


       Exhibit 27.  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1997







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