Form 10-K
period 1997-03-31
FOREST LABORATORIES INC
filed 1997-06-27
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------
                          WASHINGTON, D. C. 20549


                             ------------------

                                 FORM 10-K

(Mark One)
 ---
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                         ---------------
For the Fiscal Year Ended March 31, 1997

 ---
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                         ---------------

For the transition period from __________ to _____________________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this
            ---
Form 10-K  / X /.
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1997 is $1,735,930,764.

Number of shares outstanding of registrant's Common Stock as of June 23, 1997: 40,969,323.

The following documents are incorporated by reference herein:

      Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
      Exchange Act of 1934 in connection with the 1997 Annual
      Meeting of Stockholders of registrant.

      Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997.

                              ------------------

                                  PART I
                                  ------

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

RECENT DEVELOPMENTS

          TRADE INCENTIVES: In December 1996, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid-R-, and thus improve profit margins in future periods. The result of this policy change is that distributors are deferring purchases of products until such time as they have reduced their inventories to minimal levels, thereby resulting in lower sales. Lower sales resulting from this policy change, as well as lower sales of Lorcet-R- due to generic competition and lower prices received for the Company's generic product line, are principally responsible for the losses reported during the last two quarters of the 1997 fiscal year.

          SHARE REPURCHASE PROGRAM: In May 1996, Forest commenced a share repurchase program pursuant to which Forest may purchase up to 4,500,000 shares of Forest's Common Stock (approximately
10% of the shares outstanding) at prices prevailing from time to time. In December 1996, Forest's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares. As of

June 23, 1997, Forest has purchased 4,748,800 shares pursuant to this program. No date for completing the share repurchase program has been established.

          MONUROL-TM- : In April 1997, Forest commercially launched MONUROL, which had been approved for marketing by the United
States Food and Drug Administration ("FDA") in December 1996. MONUROL (fosfomycin tromethamine) is a single dose antibiotic used for the treatment of uncomplicated urinary tract infections. There are currently no other single dose antibiotics approved for this indication in the United States. Forest licenses the United States rights to MONUROL from the Zambon Group of Italy. The product had previously been approved for marketing in eleven other countries, including the United Kingdom, Germany, Italy and Spain.

          CITALOPRAM: In March 1996, Forest acquired an exclusive license to market Citalopram in the United States. Citalopram is a selective serotonin reuptake inhibitor used for the treatment of depression. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets. In May 1997, Forest filed a New Drug Application (an "NDA") with the FDA, which included two pivotal clinical studies already completed in the United States, together with an extensive European data base.

          OXYCODONE/IBUPROFEN: In August 1996, Forest licensed worldwide rights to a patented combination of oxycodone and ibuprofen from BTG plc, a technology transfer company with headquarters in London. The product is a combination narcotic/ anti-inflammatory for the treatment of moderate to severe pain. Pursuant to the license agreement, Forest has undertaken to complete the development of and seek FDA approval to market the drug, which recently entered Phase III clinical trials.

          SYNAPTON TRIALS: In August 1996, Forest completed Phase III trials for Synapton-TM- , a sustained release acetylcholinesterase inhibitor being developed for the amelioration of the dementia associated with Alzheimer's Disease.
Such studies demonstrated statistically significant efficacy in the primary clinical endpoints for this condition. Forest expects to file an NDA with the FDA by July, 1997.

          TIAZAC-R-: On November 1, 1995, Forest completed the acquisition from Biovail Corporation International ("BCI") of an exclusive license to market Tiazac, a once daily formulation of diltiazem in the United States. Tiazac is a long-acting calcium channel blocker used for the treatment of hypertension. Tiazac was commercially launched by Forest in February 1996 and competes with the once daily diltiazem products Cardizem CD-R- distributed by Hoechst Marion Roussel and Dilacor XR distributed by Rhone-Poulenc Rorer, as well as other treatments for hypertension. The aggregate consideration paid by Forest for the acquisition (which included the acquisition through a tender offer of a 22% equity interest in BCI) was approximately $95.6 million. Pursuant to supply arrangements completed together with the acquisition, BCI has agreed to supply Forest's requirements of Tiazac and Forest has agreed to pay BCI certain on-going royalties based upon Forest's net sales of the product.

          In May 1996, Forest sold its common equity interest in BCI to four institutional investors in a privately negotiated transaction for an aggregate consideration, net of related costs, of $102,301,000. The sale did not affect any of Forest's rights to Tiazac.

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

          The FDA has approved the NDA for Infasurf, but has not permitted its marketing pending a determination that Infasurf is not the "same drug" as Survanta-R- within the meaning of the Orphan Drug Act which would delay its introduction until July 1998. Management believes that there are significant chemical and clinical differences between Infasurf and Survanta that demonstrate that the marketing of Infasurf should not be delayed by the Orphan Drug Act. In addition, the Company has been notified by Abbott Laboratories, the owner of the Survanta patents, that it considers that Infasurf infringes its Survanta patents. The Company believes, following consultation with its patent counsel, that such claim is without merit. In March 1996, the Company and ONY commenced an action against Abbott
Laboratories in the Federal District Court for the Western
District of New York seeking a declaration that Infasurf does not infringe the Survanta patents and that the Survanta patents are invalid.

PRINCIPAL PRODUCTS

          The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforce to concentrate on groups of physicians who are high prescribers of its products. Such products include the respiratory products Aerobid, Aerochamber-R- and Tessalon-R-, Tiazac, Forest's once-daily diltiazem for the treatment of hypertension, the Climara estrodiol transdermal system, Cervidil, used for the initiation or continuation of cervical ripening and MONUROL, a single dose antibiotic for the treatment of uncomplicated urinary tract infections (See "Recent Developments").

          Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 20.6% of Forest's sales for the fiscal year ended March 31, 1997 as compared to 33.0% and 24.2% for the fiscal years ended March 31,
1996 and 1995, respectively.   Aerochamber is a spacer device
used to improve the delivery of aerosol administered products, including Aerobid.

          Sales of Lorcet, a line of potent analgesics, accounted for 9.7% of sales for the fiscal year ended March 31, 1997, as compared to 15.9% and 17.0% of sales for the fiscal years ended March 31, 1996 and 1995, respectively. Sales of Tiazac, launched in 1996, accounted for 9.0% of sales for the fiscal year ended March 31, 1997.

          Forest's generic line emphasizes the Company's capability to produce difficult to formulate controlled release products which are sold in the United States by Forest's Inwood Laboratories, Inc. subsidiary. Inwood's most important products include Propranolol E.R., a controlled release beta blocker used in the treatment of hypertension, Indomethacin E.R., a controlled release non-steroidal anti-inflammatory drug used in the treatment of arthritis, and Theochron-TM- , a controlled release theophylline tablet used in treatment of asthma. Sales of Propranolol did not account for more than 10% of Forest's sales during the fiscal years ended March 31, 1997 and 1996, and accounted for 16.0% for the fiscal year ended March 31, 1995.

          The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem-R-, a topical preparation for the treatment of diaper rash, Colomycin-R-, an antibiotic used in the treatment of Cystic Fibrosis and Suscard-R- and Sustac-R-, sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle.

MARKETING

          In the United States, Forest directly markets its products through its domestic salesforce, currently numbering 650 persons, which details products directly to physicians, pharmacies and managed care organizations. Forest's salesforce was increased by approximately 45% during the fiscal year ended March 31, 1996 in connection with the launch of Tiazac and the acquisition of co-promotion rights to Climara. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 49 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

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

          In March 1997, the FDA announced a proposed rule which could result in the withdrawal of approval to market metered dose inhaler formulations of corticosteroids (such as the Company's Aerobid product) containing chlorofluorocarbons ("CFC's") once three distinct non-CFC products are available in that therapeutic category. The Company is currently developing a non-CFC formulation of Aerobid and expects to complete its development in time to meet the proposed regulation.

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

PRINCIPAL CUSTOMERS

          Bergen Brunswig Corp. and Cardinal Distributors, Inc., national drug wholesalers, account for 10.4% and 10.2%, respectively, of Forest's net sales for the fiscal year ended March 31, 1997. McKesson Drug Company, a national drug wholesaler, accounted for 12% and 11% of Forest's consolidated net sales for the years ended March 31, 1996 and 1995, respectively. No other customer accounted for 10% or more of Forest's consolidated net sales for those fiscal years.

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

RESEARCH AND DEVELOPMENT

          During the year ended March 31, 1997, Forest spent $40,689,000 for research and development, as compared to $34,197,000 and $32,010,000 in the fiscal years ended March 31, 1996 and 1995, respectively. Forest's research and development activities during the past year consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products, some of which utilize the Company's controlled release technologies.

EMPLOYEES

          At March 31, 1997, Forest had a total of 1,663 employees.

PATENTS AND TRADEMARKS

          Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Cervidil, MONUROL, Synapton, Flumadine-R-, Forest's recently licensed oxycodone/ibuprofen analgesic and Methoxatone (an anti-inflammatory compound being evaluated for use in head trauma and for other uses), which patents expire through 2010. Forest believes these patents are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron-R-technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

          Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY
----------------------
          Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
-------  ----------
          Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. Forest also owns six buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 23,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility.

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

          Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a newly-formed subsidiary of Forest, has recently completed the development, together with the Development Authority of the Republic of Ireland, of an approximately 86,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility will be used for the manufacture and distribution of products in the U.S. and Europe, including the manufacture of Citalopram tablets.

          Forest presently leases approximately 90,000 square feet of executive office space at 909 Third Avenue, New York, New
York. The lease is for a sixteen (16) year term, subject to 2 five year renewal options.

          Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

          Net rentals for leased space for the fiscal year ended
March 31, 1997 aggregated approximately $2,953,000 and for the fiscal year ended March 31, 1996 aggregated approximately
$2,535,000.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------
          The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. Certain manufacturer defendants (but not the Company) reached a settlement of the federal class action which received court approval in June 1996, pursuant to which they agreed to pay an aggregate of approximately $350 million and make certain commitments with regard to pricing practices. Proceedings in this action have been stayed pending the interlocutory appeal to the Court of Appeals for the Seventh Circuit of certain rulings of the trial court.

          Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in 12 state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists.

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

          The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS
-------   -------------------------------
          Not Applicable.

                                  PART II
                                  -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER
           MATTERS
-------    ------------------------------
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


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
          The information required by this item is incorporated by reference to page 12 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND
-------   ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          -------------------------------
          The information required by this item is incorporated by reference to pages 10 and 11 of the Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND
-------   SUPPLEMENTARY DATA
          ------------------------
          The information required by this item is incorporated by reference to pages 13 through 23 of the Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
-------   WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
          ------------------------------
          Not Applicable.

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

                                     PART IV
                                     -------
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 --------  AND REPORTS ON FORM 8-K
           ---------------------------------------

         (a) 1. Financial statements. The following consolidated financial statements of Forest Laboratories, Inc.
                  and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

                     Report of Independent Certified Public
                      Accountants

                     Consolidated balance sheets -
                     March 31, 1997 and 1996

                     Consolidated statements of operations -
                     years ended March 31, 1997, 1996 and 1995

                     Consolidated statements of shareholders'
                      equity -
                     years ended March 31, 1997, 1996 and 1995

                     Consolidated statements of cash flows -
                     years ended March 31, 1997, 1996 and 1995

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

               10.15     Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Phillip M. Satow. Incorporated by reference to the 1995 10-K.

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

                          Form 10-K for the fiscal year ended March
                          31, 1996.

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

 Dated:  June 27, 1997
                                 FOREST LABORATORIES, INC.
                                 -------------------------


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

 PRINCIPAL EXECUTIVE
 OFFICER:
 -------------------

   /s/ Howard Solomon         President, Chief    June 27, 1997
 -------------------------
       Howard Solomon         Executive Officer
                              and Director

 PRINCIPAL FINANCIAL
 AND ACCOUNTING OFFICER:
 ----------------------

 /s/ Kenneth E. Goodman      Vice President,      June 27, 1997
 -------------------------   Finance
     Kenneth E. Goodman


 DIRECTORS
 ---------

  /s/ George S. Cohan        Director             June 27, 1997
 -------------------------
      George S. Cohan



 /s/William J. Candee, III   Director             June 27, 1997
---------------------------
    William J. Candee, III

  /s/ Dan L. Goldwasser      Director             June 27, 1997
 --------------------------
      Dan L. Goldwasser



 /s/Joseph M. Schor          Director             June 27, 1997
 --------------------------
    Joseph Martin Schor

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Forest Laboratories, Inc.




The audits referred to in our report dated May 5, 1997, relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects ,the information set forth therein.



/s/BDO SEIDMAN, LLP
---------------------------
BDO Seidman, LLP



New York, New York
May 5, 1997

                                                                                         SCHEDULE II
                               FOREST LABORATORIES, INC. AND SUBSIDIARIES

                                   VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------------

   Column A                 Column B                 Column C                           Column D         Column E


--------------------------------------------------------------------------------------------------------------------
                                                    Additions
--------------------------------------------------------------------------------------------------------------------
                           Balance at      (1)                   (2)                                     Balance at
                           beginning   Charged to costs    Charged to other           Deductions--       end of
Description                of period   and expenses        accounts-describe(A)       describe(B)        period
--------------------------------------------------------------------------------------------------------------------

Year ended March 31, 1997:
 Allowance for
 doubtful accounts         $5,309,000      $4,371,000           $1,143,000            $1,229,000          $9,594,000
                           ==========      ==========           ==========            ==========          ==========

Year ended March 31, 1996:
 Allowance for
 doubtful accounts         $5,016,000      $  514,000           ($134,000)            $   87,000          $5,309,000
                           ==========      ==========            ========             ==========          ==========

Year ended March 31, 1995:
 Allowance for
 doubtful accounts         $4,918,000      $  905,000            $156,000             $  963,000          $5,016,000
                           ==========      ==========            ========             ==========          ==========







(A)  Includes allowances for medicaid rebates and cash discounts
(B)  Includes adjustments for wholesale chargebacks and bad debt write-offs.



                                     EXHIBIT 13



                       QUARTERLY STOCK MARKET PRICE





                                     HIGH               LOW
                                   ------            ------

April-June 1996                    50 1/4            37 7/8


July-September 1996                43 1/8            33


October-December 1996              40 5/8            28 1/4


January-March                      42 1/2            31 5/8


As of June 6, 1997 there were 2,453 stockholders of record of the Company's common stock.



SELECTED FINANCIAL DATA


                                          1997         1996        1995        1994        1993
                                     ---------     --------    --------    --------     -------

March 31, (IN THOUSANDS)
Financial Position:
Current Assets                        $359,630     $470,612    $348,969    $345,929    $314,636
Current Liabilities                     73,544       89,571      57,649      52,223      41,145
Net Current Assets                     286,086      381,041     291,320     293,706     273,491
Total Assets                           700,281      899,361     757,205     619,211     520,512
Long-Term Debt and Deferred
   Income Taxes                            338          273         222         206         191
Total Shareholders' Equity             626,399      809,517     699,334     566,782     479,176

Year Ended March 31, (IN THOUSANDS,
EXCEPT PER SHARE DATA)                    1997         1996        1995        1994        1993
                                      --------    ---------    --------    --------   ---------
Summary of Operations:
Net Sales                             $280,745     $446,883    $393,359    $351,641    $285,364
Non-recurring Income, net               19,149
Other Income                             9,167       13,061      11,470       9,680      11,070
Costs and Expenses                     348,060      297,569     248,683     235,843     195,748
Income (Loss) Before Income Taxes    (  38,999)     162,375     156,146     125,478     100,686
Income Taxes (Benefits)              (  15,458)      58,130      55,997      45,280      36,379
Net Income (Loss)                    (  23,541)     104,245     100,149      80,198      64,307
Net Income (Loss) Per Share:
   Primary                           ($   0.55)       $2.22       $2.15       $1.75       $1.42
   Fully Diluted                     ($   0.55)       $2.20       $2.14       $1.72       $1.41
Weighted Average Number of
   Common and Common
   Equivalent Shares
   Outstanding (Note A):
      Primary                           43,009       47,053      46,682      45,957      45,432
      Fully Diluted                     43,009       47,289      46,768      46,614      45,764


No dividends were paid on common shares in any period.


A. Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common and common equivalent shares during each year.  Common equivalent shares consist of unissued shares under options and warrants, and are included to the extent that they have a dilutive effect.  Fully diluted net income (loss) per share is presented because of an increase in the dilutive effect of stock options (using the treasury stock method) which resulted from the higher price of the Company's stock at the end of the year as compared with the average price during the year.


                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------

                     CONSOLIDATED FINANCIAL STATEMENTS
                     ---------------------------------

                 YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                 -----------------------------------------

PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------


Board of Directors and Shareholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                             BDO SEIDMAN, LLP

New York, New York
May 5, 1997

PAGE

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                 (IN THOUSANDS)
                                                          MARCH 31,
                                                  -------------------------
                                                        1997           1996
                                                  ----------     ----------

ASSETS
------

Current assets:
 Cash (including cash equivalent investments of     $162,842       $ 83,543
   $157,897 in 1997 and $78,818 in 1996)
 Marketable securities                                 9,401         40,164
 Accounts receivable, less allowances of $9,594
   in 1997 and $5,309 in 1996                         21,896        254,708
 Inventories                                          92,539         58,949
 Deferred income taxes                                34,896         20,411
 Refundable income taxes                              29,636
 Other current assets                                  8,420         12,837
                                                    --------       --------
   Total current assets                              359,630        470,612
                                                    --------       --------
Marketable securities                                 17,417         22,170
                                                    --------       --------
Property, plant and equipment:
 Land and buildings                                   64,994         61,160
 Machinery and equipment                              41,994         37,027
 Vehicles and other                                    8,592          7,977
                                                    --------       --------
                                                     115,580        106,164

 Less accumulated depreciation                        32,256         26,807
                                                    --------       --------
                                                      83,324         79,357
                                                    --------       --------
Other assets:
 Investment in unconsolidated affiliate                              75,902
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $7,491 in 1997 and $6,866
   in 1996                                            17,468         18,093
 License agreements, product rights and other
   intangible assets, net                            205,785        216,078
 Deferred income taxes                                 6,055          7,398
 Other                                                10,602          9,751
                                                    --------       --------
                                                     239,910        327,222
                                                    --------       --------

                                                    $700,281       $899,361
                                                    ========       ========




                                                                 -3-



PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                                          MARCH 31,
                                                  -----------------------
                                                       1997           1996
                                                   --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                  $ 22,311       $ 13,994
  Accrued expenses                                    36,976         50,332
  Income taxes payable                                14,257         25,245
                                                    --------       --------

    Total current liabilities                         73,544         89,571
                                                    --------       --------
Deferred income taxes                                    338            273
                                                    --------       --------
Commitments and contingencies

Shareholders' equity:
  Series A junior participating preferred stock,
    $1.00 par; shares authorized 1,000;
     no shares issued or outstanding
  Common stock $.10 par; shares authorized
    250,000; issued 48,336 shares in 1997 and
    48,133 shares in 1996                              4,834          4,813
  Capital in excess of par                           314,321        306,635
  Retained earnings                                  518,464        542,005
  Other                                            (     633)     (   2,985)
                                                    --------       --------

                                                     836,986        850,468
  Less common stock in treasury, at cost
    (7,171 shares in 1997 and 2,650 shares
    in 1996)                                         210,587         40,951
                                                    --------       --------

                                                     626,399        809,517
                                                    --------       --------

                                                    $700,281       $899,361
                                                    ========       ========



See accompanying notes to consolidated financial statements.



PAGE

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      ------------------------------------------
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     YEAR ENDED MARCH 31,
                                                 1997         1996          1995
                                             --------     --------      --------

Net sales                                    $280,745     $446,883      $393,359
Non-recurring income, net                      19,149
Other income                                    9,167       13,061        11,470
                                             ---------    --------      --------

                                              309,061      459,944       404,829
                                             --------     --------      --------
Costs and expenses:
  Cost of sales                                85,874       90,485        75,794
  Selling, general and administrative         221,497      172,887       140,879
  Research and development                     40,689       34,197        32,010
                                             --------     --------      --------
                                              348,060      297,569       248,683
                                             --------     --------      --------
Income (loss) before income tax
  expense (benefit)                         (  38,999)     162,375       156,146

Income tax expense (benefit)                (  15,458)      58,130        55,997
                                             --------     --------      --------
Net income (loss)                           ($ 23,541)    $104,245      $100,149
                                             ========     ========      ========
Earnings (loss) per common and common
  equivalent share:

  Primary                                      ($0.55)       $2.22         $2.15
                                                =====        =====         =====

  Fully diluted                                ($0.55)       $2.20         $2.14
                                                =====        =====         =====
Weighted average number of common
  and common equivalent shares outstanding:

  Primary                                      43,009       47,053        46,682
                                               ======       ======        ======

  Fully diluted                                43,009       47,289        46,768
                                               ======       ======        ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


PAGE


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                   -----------------------------------------



(IN THOUSANDS)

                                                                Capital in
                                              Common stock      Capital in                        Treasury stock
                                             ---------------     excess of   Retained            -----------------
                                             Shares   Amount          par    earnings   Other    Shares    Amount
                                             ------   ------     --------   ---------  ------    ------  --------

Balance, April 1, 1994                       46,276   $4,628     $266,233   $337,611   ($3,817)  2,587   $ 37,873

Shares issued for product acquisition           108       10        4,689
Shares issued upon exercise of stock
 options                                      1,440      144       15,694
Treasury stock acquired from employees
 upon exercise of stock options                                                             56   2,718
Tax benefit related to stock options
 exercised by employees                                            10,309
Other                                                                                    4,275
Net income                                                                   100,149
                                           -------   ------      --------   --------     -----   -----    -------
Balance, March 31, 1995                     47,824    4,782       296,925    437,760       458   2,643     40,591

Shares issued upon exercise of stock
 options                                       309       31         8,385
Treasury stock acquired from employees
 upon exercise of stock options                                                                      7        360
Tax benefit related to stock options
 exercised by employees                                             1,325
Other                                                                                  ( 3,443)
Net income                                                                   104,245
                                          -------    ------      --------   --------    ------   -----    -------
Balance, March 31, 1996                    48,133     4,813       306,635    542,005   ( 2,985)  2,650     40,951

Shares issued upon exercise of stock
 options                                      203        21         5,865
Treasury stock acquired from employees
 upon exercise of stock options                                                                      7        243
Purchase of treasury stock                                                                       4,514    169,393
Tax benefit related to stock options
 exercised by employees                                             1,821
Other                                                                                    2,352
Net loss                                                                   (  23,541)
                                         -------    -------      -------    --------    ------   -----   --------
Balance, March 31, 1997                   48,336     $4,834      $314,321   $518,464   ($  633)  7,171   $210,587
                                         =======    =======      ========   ========    ======   =====   ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (IN THOUSANDS)

                                                    YEAR ENDED MARCH 31,
                                             --------------------------------
                                                  1997       1996        1995
                                             ---------   --------     --------

Cash flows from operating activities:
  Net income (loss)                          ($ 23,541)  $104,245     $100,149
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Depreciation                              6,017      4,634        3,954
       Amortization                             13,168     11,885       10,097
       Gain on sale of investment in
         unconsolidated affiliate            (  26,399)
       Deferred income tax benefit           (  13,077) (   6,624)   (   5,157)
       Foreign currency translation
         (gain) loss                                57        329    (      53)
       Equity in income of unconsolidated
         affiliate                                      (     261)
       Net change in operating assets
         and liabilities:
         Decrease (increase) in:
           Accounts receivable, net           232,812   ( 105,053)   (  37,985)
           Inventories                      (  33,590)  (  19,986)   (   1,783)
           Refundable income taxes          (  29,636)
           Other current assets                 4,417   (   6,398)   (   2,626)
         Increase (decrease) in:
           Accounts payable                     8,317   (     240)       3,727
           Accrued expenses                     6,644       6,408    (   1,628)
           Income taxes payable             (  10,988)      5,754        3,327
         Increase in other assets           (     851)  (     455)   (   6,779)
                                             --------    --------     --------
              Net cash provided by (used in)
              operating activities            133,350   (   5,762)      65,243
                                             --------    --------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
    net                                    (   9,655)   (  11,645)   (  22,230)
  Purchase of investment in unconsolidated
    affiliate                                           (  76,328)
  Proceeds from sale of investment in
    unconsolidated affiliate                 102,301
  Purchase of marketable securities:
    Available-for-sale                     (  41,606)   (  64,529)
    Held-to-maturity                                                 ( 131,110)
  Redemption of marketable securities:
    Available-for-sale                        75,118      166,432
    Held-to-maturity                           2,004        4,504        8,877
  Purchase of license agreements, product
    rights and other intangibles           (  22,250)   (  44,476)   (  22,287)
                                            --------     --------      --------
             Net cash provided by (used in)
              investing activities           105,912   (  26,042)    ( 166,750)
                                            --------    --------      --------

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                  (IN THOUSANDS)


                                                      YEAR ENDED MARCH 31,
                                              ---------------------------------
                                                 1997        1996         1995
                                              -------     -------      -------
Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans                                5,643       8,056       15,119
  Tax benefit realized from the exercise
    of stock options by employees               1,821       1,325       10,309
  Purchase of treasury stock, net           ( 169,393)
                                             --------    --------     --------
             Net cash provided by (used in)
              financing activities          ( 161,929)      9,381       25,428
                                             --------    --------     --------
  Effect of exchange rate changes on cash       1,966   (   1,645)       2,596
                                             --------    --------     --------
Increase (decrease) in cash and cash
equivalents                                    79,299   (  24,068)   (  73,483)
Cash and cash equivalents, beginning
of year                                        83,543     107,611      181,094
                                             --------    --------     --------
Cash and cash equivalents, end of year       $162,842    $ 83,543     $107,611
                                             ========    ========     ========

Supplemental disclosures of cash flow
  information: (in thousands)

                                                1997          1996         1995
                                            --------     ---------     --------
Cash paid during the year for:
  Income taxes                               $35,036      $57,675      $47,519
                                             -------      -------      -------
Supplemental schedule of noncash
  financing activities:

  Accrued license fee                                     $20,000

  Issuance of common stock for the
    purchase of license agreements,
    product rights and other intangibles                                $2,700


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             -8-

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

MARKETABLE SECURITIES: Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of investments in municipal bonds maturing through 1999 and bonds of the Commonwealth of Puerto Rico maturing through 2002.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized using the straight line method over 35 to 40 years. The costs of obtaining license agreements, product rights and other intangible assets are being amortized using the straight line method over the estimated lives of the assets, 10 to 40 years.

REVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLAN: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible
(as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to $4,100,000, $3,145,000 and $3,320,000 for 1997, 1996 and 1995, respectively.

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares consist of the dilutive effect of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully diluted basis). At March 31, 1996 and 1995, the primary and fully diluted common equivalent shares amounted to 1,872,000 and 2,108,000, 2,206,000 and 2,287,000, respectively. There were no common equivalent shares for the 1997 fiscal year.

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

LONG-LIVED ASSETS: Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in the 1997 fiscal year. No impairment losses have been necessary through March 31, 1997.

STOCK BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation."

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the short maturity of these items.

RECLASSIFICATIONS: Certain amounts as previously reported have been reclassified to conform to current year classifications.

RECENT ACCOUNTING STANDARDS: In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

2.  ACQUISITIONS:

    (a) Biovail Corporation International: On November 1, 1995, the Company purchased approximately 22% of the total outstanding common shares of stock of Biovail Corporation International ("BCI") for $76,328,000. This investment was accounted for under the equity method of accounting. The purchase price exceeded the Company's share of BCI's underlying book value by $68,689,000 which was accounted for as goodwill. The goodwill was amortized, using the straight-line method, based on an estimated life of the investment of 25 years and charged against the equity in income of BCI. For the year ended March 31, 1996, the Company recorded its share of BCI's equity in income, as of BCI's year end of December 31. On May
    22, 1996, the Company sold its entire investment in BCI for net proceeds of $102,301,000 which resulted in a net non-recurring gain of $26,399,000 or $17,019,000 after taxes.

    (b) Product licenses: On November 1, 1995, the Company purchased an exclusive product license from Biovail Laboratories Inc., a wholly owned subsidiary of BCI, for $20,000,000. The exclusive license is for Tiazac, a once daily formulation of diltiazem. The cost of the acquisition is included in license agreements, product rights and other intangible assets and is being amortized, using the straight-line method, over the estimated life of the product of 25 years.

    (c) On September 8, 1995, the Company entered into a Development and Co-Promotion Agreement, with Berlex Laboratories, Inc., to co-promote the Climara Patch Product. The Company paid $44,500,000 in connection with the agreement, which is included in license agreements, product rights and other intangible assets and is being amortized, using the straight-line method, over the estimated life of the product of 20 years. The Company may be required to make additional payments of up to $50,000,000 based on the performance of the patch.

3.  BUSINESS OPERATIONS:

    The Company and its subsidiaries, which are located in the United States, Puerto Rico, the United Kingdom and Ireland, manufacture and market ethical and other pharmaceutical products. Information about the Company's sales and profitability by different geographic areas for the years ended
    March 31, 1997, 1996 and 1995 follows:


                                   Domestic operations
                              -----------------------------
                                                                     United
                               United States      Exports,          Kingdom
                                         and   principally      and Ireland
1997 (In thousands)             Puertro Rico        Europe       operations  Eliminations   Consolidated
-------------------             ------------   -----------      -----------  ------------   ------------

Net sales to unaffiliated
 customers                         $247,778         $1,540         $31,427                   $280,745
Sales between geographic areas                       1,200*                        $1,200
                                   --------         ------         -------         ------    --------
Net sales                          $247,778         $2,740         $31,427         $1,200    $280,745
                                   ========         ======         =======         ======    ========

Operating profit (loss)           ($ 62,585)        $  239         $ 4,534         $  448   ($ 58,260)
                                   ========         ======         =======         ======    =========
Other income                                                                                   28,316
Unallocated expenses                                                                        (   9,055)
                                                                                              =======
Income (loss) before income tax
 expense (benefit)                                                                          ($ 38,999)
                                                                                             ========
Identifiable assets                        $482,423                $31,507                    513,930
                                           ========                =======
Corporate assets                                                                              186,351
                                                                                             --------
Total assets                                                                                 $700,281

*At normal profit margins

                                                                             11

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------



3.  BUSINESS OPERATIONS: (continued)

                                    Domestic operations
                               -----------------------------
                                                                    United
                               United States        Exports,       Kingdom
                                         and     principally   and Ireland
1996 (In thousands)              Puerto Rico          Europe     operations    Eliminations   Consolidated
-------------------            -------------     -----------   ------------    ------------    -----------

Net sales to unaffiliated
 customers                          $413,794         $2,591         $30,498                       $446,883
Sales between geographic areas                        1,232*                         $1,232
                                    --------         ------         -------          ------       --------
 Net sales                          $413,794         $3,823         $30,498          $1,232       $446,883
                                    ========         ======         =======          ======       ========

Operating profit                    $152,494         $1,435         $ 2,755          $  448       $156,236
                                    ========         ======         =======          ======       ========
Other income                                                                                        13,061
Unallocated expenses                                                                             (   6,922)
                                                                                                   --------
Income before income taxes                                                                        $162,375
                                                                                                  ========

Identifiable assets                         $650,339                 $31,772                      $682,111
                                            ========                 =======
Corporate assets                                                                                   217,250
                                                                                                  --------
Total assets                                                                                      $899,361
                                                                                                  ========
*AT NORMAL PROFIT MARGINS


                                     Domestic operations
                                -----------------------------
                                                                      United
                                United States         Exports,       Kingdom
                                          and     principally    and Ireland
1995 (IN THOUSANDS)               Puerto Rico          Europe     operations    Eliminations   Consolidated
-------------------             -------------     -----------    -----------    ------------   ------------

Net sales to unaffiliated
 customers                           $360,014         $2,455         $30,890                      $393,359
Sales between geographic areas                         1,416*                           $1,416
                                     --------         ------         -------            ------    --------
Net sales                            $360,014         $3,871         $30,890            $1,416    $393,359
                                     ========         ======         =======            ======    ========

Operating profit                     $144,927         $1,457         $ 6,341            $  448    $152,277
                                     ========         ======         =======            ======    ========
Other income                                                                                        11,470
Unallocated expenses                                                                              (  7,601)
                                                                                                   --------
Income before income taxes                                                                         $156,146
                                                                                                   ========

Identifiable assets                         $450,015                 $32,079                       $482,094
                                            ========                 =======
Corporate assets                                                                                    275,111
                                                                                                   --------
Total assets                                                                                       $757,205
                                                                                                   ========
*AT NORMAL PROFIT MARGINS


The Company sells primarily in the United States and European markets. Operating profit (loss) is net sales less operating expenses, and does not include other income, unallocated expenses or income taxes (benefit).

Two customers accounted for 10% each of the Company's consolidated net sales for the year ended March 31, 1997. One customer accounted for 12% and 11% of the Company's consolidated net sales for the years ended March 31, 1996 and 1995, respectively.

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------------------

4.  INVENTORIES:

Inventories consist of the following:

March 31, (IN THOUSANDS)                                     1997        1996
                                                          -------     -------

Raw materials                                             $29,702     $19,500
Work in process                                             2,328       2,638
Finished goods                                             60,509      36,811
                                                          -------     -------
                                                          $92,539     $58,949
                                                          =======     =======


5.  MARKETABLE SECURITIES:

The composition of the investment portfolio at March 31, was:

                                                  Gross        Gross
                                             unrealized   unrealized   Market
                                      Cost        gains       losses    value
                                   -------   ----------   ----------   ------

1997
---
Available for sale:
------------------
State and local obligations        $23,074                  ($  463)  $22,611

Held-to-maturity:
----------------
Foreign government obligations       4,207         $210                 4,417
                                   -------         ----      ------    ------

                                   $27,281         $210     ($  463)  $27,028
                                   =======         ====      ======   =======

1996
----
Available-for-sale:
-------------------
State and local obligations        $57,568         $ 38     ($1,483)  $56,123

Held-to-maturity:
-----------------
Foreign government obligations       4,211          154                 4,365
Corporate debt securities            2,000           83                 2,083
                                   -------          ---       ------   ------
                                     6,211          237                 6,448
                                   =======          ===       ======    =====

                                   $63,779         $275      ($1,483)  $62,571
                                   =======         ====       ======   =======



                                                                 -13-
PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

5.  MARKETABLE SECURITIES: (continued)

The contractual maturities of debt securities at March 31, 1997, regardless of their balance sheet classification, consist of the following:

                                                        Amortized        Fair
                                                             cost       value
                                                        ---------       -----
Available-for-sale:
-------------------
Less than one year                                        $ 9,697     $ 9,401
One to three years                                         13,377      13,210
                                                          -------     -------
                                                           23,074      22,611
                                                          -------     -------
Held-to-maturity:
----------------
One to three years                                          2,207       2,292
Three to ten years                                          2,000       2,125
                                                          -------     -------
                                                            4,207       4,417
                                                          -------     -------
                                                          $27,281     $27,028
                                                          =======     =======


The net unrealized holding loss at March 31, 1997 and 1996 of $463 and $1,445, respectively, from available-for-sale securities is included in Shareholders' equity: Other.

6.  OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:


MARCH 31,
(IN THOUSANDS, EXCEPT FOR ESTIMATED LIVES
     WHICH ARE STATED IN YEARS)
-----------------------------------------   Estimated
                                                lives       1997         1996
                                            ---------   --------    ---------

License agreements (refer to note 2)            10-40   $141,810    $139,560
Product rights                                  10-14     33,738      33,738
Trade names                                     20-40     34,190      34,190
Goodwill                                        25-40     29,412      29,412
Non-compete agreements                          10-13     22,987      22,987
Customer lists                                  10         3,506       3,506
Other                                           10-40      3,561       3,561
                                                        --------    --------
                                                         269,204     266,954
Less accumulated amortization                          (  63,419)  (  50,876)
                                                        --------    --------
                                                        $205,785    $216,078
                                                        ========    ========

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

7.  ACCRUED EXPENSES:

Accrued expenses consist of the following:


MARCH 31, (IN THOUSANDS)                                    1997        1996
                                                         -------     -------

Employee compensation and other benefits                 $11,638     $ 8,029
Clinical research                                          5,677       4,832
Customer discounts                                         2,135       3,782
Royalties                                                    636       4,617
License fee                                                           20,000
Other                                                     16,890       9,072
                                                         -------     -------
                                                         $36,976     $50,332
                                                         =======     =======

8.  COMMITMENTS:

LEASES: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $7,115,000 for 1997, $4,158,000 for 1996 and $4,869,000
for 1995. Aggregate minimum rentals under noncancellable leases are as follows:

YEAR ENDING MARCH 31, (IN THOUSANDS)
1998                                                                  $ 6,604
1999                                                                    5,956
2000                                                                    4,026
2001                                                                    2,853
2002                                                                    2,628
Thereafter                                                             21,144
                                                                      -------
                                                                      $43,211
                                                                      =======

ROYALTY AGREEMENTS: In 1986, the Company entered into an agreement for research and development (the "1986 Prutech Agreement") with Prutech Research and Development Partnership ("Prutech"). In accordance with the provisions of this agreement, the Company granted Prutech a nonexclusive license to certain of the Company's controlled release technologies for the purpose of developing controlled release forms of physostigmine. Prutech contracted with the Company to perform research necessary to develop the product. In addition, Prutech granted the Company options to acquire exclusive manufacturing and marketing rights to the product if it is successfully developed. Under the agreement, the Company will pay to Prutech an initial royalty on sales of the product of 7%, decreasing to 2%, through December 31, 1999. No royalties have been incurred under this agreement.

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------
8.  COMMITMENTS: (Continued)

In connection with the acquisition of the product license of Tiazac (refer to Note 2), the Company entered into a license agreement. The license agreement provides for an 8% royalty on net sales, as defined. Royalties under this agreement amounted to $2,003,000 for 1997 and $1,043,000 for 1996. The license agreement also required the Company to spend $15,000,000 in advertising and on samples, as defined, in 1996 and 1997.

In connection with the acquisition of the Climara patch product (refer to Note 2), the Company will receive a co-promotion fee based on 50% of co-promotion income as defined. For fiscal years 1997 and 1996, co-promotion expenses incurred exceeded co-promotion income resulting in a loss of $1,902,000 and $1,076,000, respectively.

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

STOCK OPTIONS: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 7,500,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plan. The options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

PAGE

                       FOREST LABORATORIES, INC. AND SUBSIDIARIES
                       ------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

9. SHAREHOLDERS' EQUITY: (Continued)

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of zero for both years; expected volatility of 35.37% for both years;
risk-free interest rates of 6.5% for both years and expected lives of four to seven years, for both years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                 1997                   1996
                                             --------               --------
Net income (loss)
  As reported                                ($23,541)	             $104,245
  Pro forma                                  ( 27,911)               102,162

Net income (loss) per common share
  As reported                                   ($.55)                 $2.22
  Pro forma                                     ( .65)                  2.17



The following table summarizes information about stock options outstanding at March 31, 1997:


                                       Options Outstanding                               Options Exercisable
                      -----------------------------------------------------     --------------------------------
                           Number   Weighted-average                                 Number
       Range of       outstanding         remaining        Weighted-Average     exercisable    Weighted average
exercise prices       at 3/31/97    contractual life         exercise price      at 3/31/97      exercise price
---------------       ----------   ----------------        ----------------     -----------    -----------------

$ 8.500 to  $20.000      766,942                1.3                  $10.69         716,942              $10.81
 20.000 to   35.000    2,005,815                3.5                   24.39       1,855,265               23.95
 35.000 to   48.875    2,875,000                6.7                   39.63         792,951               43.57
                       ---------                ---                  ------       ---------              ------
                       5,647,757                4.8                  $30.03       3,365,158              $25.77




Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                              Weighted-average
                                                     Shares     exercise price
                                               ------------   -----------------

Shares under option at March 31, 1994
(at $6.59 to $44.50 per share)                   5,586,016             $23.54
Granted (at $42.81 to $48.19 per share)            707,500              46.87
Exercised (at $6.59 to $44.50 per share)        (1,440,614)             15.42
Cancelled                                       (  107,625)             42.55
                                                 ---------             ------
Shares under option at March 31, 1995
(at $8.50 to $48.19 per share)                   4,745,277              29.16
Granted (at $41.69 to $44.19 per share)          1,390,900              43.11
Exercised (at $9.91 to $46.63 per share)        (  308,706)             27.31
Cancelled                                       (  157,315)             43.57
                                                 ---------             ------


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

9. SHAREHOLDERS' EQUITY: (Continued)



Shares under option at March 31, 1996
(at $8.50 to $48.88 per share)                   5,670,156             32.23
Granted (at $29.69 to $46.56 per share)          2,046,922             36.42
Exercised (at $19.97 to $42.81 per share)       (  202,726)            28.95
Cancelled                                       (1,866,595)            43.85
                                                 ---------
Shares under option at March 31, 1997
(at $8.50 to $48.19 per share)                   5,647,757             30.03


Options exercisable at March 31:
  1995                                           3,380,967             22.41
  1996                                           3,619,858             26.37
  1997                                           3,365,158             25.77

Weighted average fair value
of options granted during:
  1995                                              $20.81
  1996                                               21.00
  1997                                               17.88


At March 31, 1997 and 1996, 926,222 and 1,028,845 shares, respectively, were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 280,000 warrants, which expire on July 7, 2004, at an exercise price of $45.71 per share which was equal to the then fair market value of the Company's common stock.

Included in the caption Shareholders' equity: Other are the cumulative effects of foreign currency translation adjustments and the unrealized holding loss from available-for-sale securities.

                                                                    -18-
PAGE

                            FOREST LABORATORIES, INC.
                            -------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              ------------------------------------------

10  CONTINGENCIES:

The Company is subject to product liability and other claims which management does not believe will have a material effect on the financial position, operations or liquidity of the Company.

The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." Similar actions alleging price discrmination claims under state law are pending against many pharmaceutical manufacturers, including the Company, in 12 state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. Certain manufacturer defendants
(but not the Company) reached a settlement of the Federal class action which received court approval in June 1996, pursuant to which they agreed to pay an aggregate of approximately $350 million and make certain commitments with regard to pricing practices. While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies. In March 1996, the Company was informed that the Federal Trade Commission has begun an investigation of the existence of concerted action among 22 pharmaceutical manfuacturers, including the Company, with respect to pricing practices. The Company believes that no such concerted activity has taken place involving the Company and intends to cooperate with the FTC's investigation.

11. OTHER INCOME

Other income consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)        1997        1996      1995
                                         ------     -------   -------
Interest and dividends                   $9,698     $12,921   $10,817
Other income (loss), net                (   531)        140       653
                                         ------     -------   -------
                                         $9,167     $13,061   $11,470
                                         ======     =======   =======

During the first quarter, the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 after taxes. The gain results from the sale of the Company's equity holding in BCI (refer to Note 2), which resulted in a gain of $26,399,000 or $17,019,000 after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 after taxes for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

12. INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

                              FOREST LABORATORIES, INC.
                              -------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 -------------------------------------------


12.  INCOME TAXES:  (continued)

Income (loss) before income tax expense (benefit) includes income from foreign operations of $5,982,000, $3,540,000 and $7,238,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

The Company has tax holidays in Puerto Rico and Ireland which expire primarily in 1997 and 2010, respectively. The net impact of these tax holidays was to decrease the net loss and net loss per share (primary) by approximately $1,149,000 and $.03 in 1997. In 1996 and 1995, net income and net income per share (primary) were increased by approximately $2,131,000 and $.05 and $2,794,000 and $.06, respectively.


The provision for income taxes (benefit) consists of the following:


YEAR ENDED MARCH 31, (IN THOUSANDS)         1997          1996        1995
-----------------------------------     --------       -------    --------

Current:
  U.S. federal                          ($ 3,352)      $53,147     $40,617
  State and local                       (  2,572)        8,809       7,729
  Foreign                                  1,722         1,473       2,499
                                         -------        ------     -------
                                        (  4,202)       63,429      50,845
                                         -------        ------     -------
Deferred:
  Domestic                              ( 12,521)     (  6,589)   (  4,964)
  Foreign                               (    556)     (     35)   (    193)
                                         -------       -------     -------
                                        ( 13,077)     (  6,624)   (  5,157)
                                         -------       -------     -------
Charge in lieu of income taxes,
  relating to the tax effect of
  stock option tax deduction               1,821         1,325       10,309
                                         -------       -------      -------
                                        ($15,458)      $58,130      $55,997
                                         =======       =======      =======


No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $47,952,000 at March 31, 1997, as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes (benefit) and expected federal income taxes at statutory rates are as follows:


Year ended March 31, (IN THOUSANDS)               1997         1996         1995
                                              --------      -------      -------

Expected federal income taxes (tax benefit)   ($13,650)     $56,831      $54,651
State and local income taxes (tax
  benefit), less federal income tax benefit   (  2,120)       5,396        5,876
Net benefit of tax-exempt earnings            (  3,020)    (  2,159)    (  3,234)
Tax effect of permanent differences              2,118     (  2,767)    (  2,117)
Other                                            1,214          829          821
                                               -------      -------      -------
                                              ($15,458)     $58,130      $55,997
                                               =======      =======      =======


                        FOREST LABORATORIES, INC.
                        -------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------

12.  INCOME TAXES: (Continued)

Net deferred income taxes consist of the following:


MARCH 31, (IN THOUSANDS):                        1997          1996
------------------------                      -------       -------
Inventory valuation                           $10,444       $ 2,298
Receivable reserves and other allowances       21,316        15,174
State and local net operating loss
  carryforwards                                 3,420         3,792
Depreciation                                 (  2,030)     (  1,785)
Amortization                                    4,214         4,327
Tax credits and other carryforwards               255           704
Accrued liabilities                             3,124         1,648
Other                                        (    130)        1,378
                                              -------       -------
                                              $40,613       $27,536
                                              =======       =======


13.   QUARTERLY FINANCIAL DATA (UNAUDITED):
      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Primary
                                                                   earnings
                                                            Net      (loss)
1997                      Net sales   Gross profit  income/loss   per share
----                      ---------   ------------  -----------   --------

First quarter               $90,316        $70,511     $21,866       $.47
Second quarter               90,182         67,499       5,573        .13
Third quarter                40,604         20,377    ( 32,313)     ( .76)
Fourth quarter               59,643         36,484    ( 18,667)     ( .45)

1996
----
First quarter              $106,943        $86,045     $26,555       $.57
Second quarter              109,685         87,963      29,189        .62
Third quarter               122,870         96,790      24,871        .53
Fourth quarter              107,385         85,599      23,630        .50


The first quarter of fiscal 1997 includes a net non-recurring gain of $19,149,000 ($12,687,000 after taxes or $.27 per share) from the sale of the Company's equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 partially offset by non-recurring charges of $7,250,000 for expenses relating to the closing of certain of the Company's facilities and for the estimated cost of settlement of certain litigations.

During the third fiscal quarter of 1997, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, and thus improve profit margins in future periods. As a result of this policy change, distributors deferred purchases of products in order to reduce their inventories to minimal levels. Lower sales resulting from this policy change, as well as lower sales of Lorcet due to generic competition and lower prices received for the Company's generic product line, were principally responsible for the losses reported during the last two quarters of this fiscal year.

Fully diluted earnings (loss) per share are not presented, as the results obtained are substantially the same as primary earnings (loss) per share.









                                                            -21-
PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                      -------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------




FINANCIAL CONIDITION AND LIQUIDITY  Net current assets decreased by $94,955,000
----------------------------------
during fiscal 1997. During the period, the Company modified its selling terms to the trade, as more fully discussed below in the Results of Operations section, which resulted in a substantial reduction in the Company's accounts receivable. The Company also sold its investment in Biovail Corporation International for $102,301,000, net of commissions and expenses. Cash generated as a result of reduced receivables and the sale of the Biovail stock, together with cash from maturing marketable securities, was used to pay the remaining $20,000,000 license fee for Climara, a seven day estrogen patch, and for the repurchase of the Company's common stock. At March 31, 1997, the Company had repurchased 4,514,000 of the 6,500,000 shares authorized for repurchase at a cost of $169,393,000. The increase in the allowance for doubtful accounts was the result of the Company establishing a provision for amounts owed the Company from Foxmeyer Drug, which is in bankruptcy. The increase in inventories reflects a continuing buildup of Tiazac inventory, a once daily calcium channel blocker for treating hypertension, a relatively new product that is growing rapidly, and above average levels of Aerobid, an inhaled steroid product for treating asthma, resulting from reduced sales as described below. The Company anticipates that inventory levels will return to normal levels as sales increase during fiscal 1998. Refundable income taxes includes previously paid income tax prepayments which are now in excess of the current period's tax liability and from the tax benefit generated by the current period's net operating loss. The decrease in income taxes payable is due to lower taxable income. Accrued expenses at March 31, 1996 included a $20,000,000 provision for the remainder of the Climara license fee due Berlex Laboratories, Inc. which was paid in the current fiscal year. The increase in deferred income taxes - current was caused by provisions for various sales and inventory allowances which are not currently deductible for tax purposes. Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

RESULTS OF OPERATIONS  In December 1996, the Company announced that it had
---------------------
decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, and thus improve profit margins in future periods. The result of this policy change is that distributors are deferring purchases of products until such time as they have reduced their inventories to minimal levels, thereby resulting in lower sales. Lower sales resulting from this policy change as well as lower sales of Lorcet due to generic competition and lower prices received for the Company's generic product line are principally responsible for the losses reported during the last two quarters of this fiscal year.


PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                      -------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd.)
             ---------------------------------------------


Net sales decreased $166,138,000 in fiscal 1997 due to the factors discussed above. $146,342,000 of the decrease was attributable to volume declines and $19,796,000 was due to price declines. The principal volume declines, amounting to $126,949,000, resulted from lower sales of Aerobid, Lorcet and the Company's generic products. Other unpromoted products accounted for the remaining net volume decline of $19,393,000, which was also due to distributors reducing inventory levels. Price decreases were the result of lower prices for the Company's generic products due to heightened competition and lower prices for Aerobid as a result of having a higher percentage of those sales made to managed care customers. The Company anticipates that high trade inventory levels may continue to impact Aerobid sales, through the Company's June 1997 fiscal quarter, that the generic substitution rate for Lorcet will continue to grow and that there will be further declines in the generic business as a result of continuing competition. Net sales increased $53,524,000 in fiscal 1996 as compared to fiscal 1995 as a result of the continued growth of the Company's branded promoted products, particularly Aerobid, which was heavily stocked by the trade, and the launch of Cervidil and Tiazac. Net volume growth of the Company's principal promoted products accounted for $51,530,000 of the increase. Sales of Cervidil and Tiazac amounted to $28,760,000. During this period, the Company experienced generic competition for Lorcet 10 and aggressive pricing competition for other generic products. As a result, sales of the Company's generic product lines decreased by $27,667,000, of which $15,229,000 was from volume declines and $12,438,000 was from price decreases. Sales declines of certain of the Company's unpromoted product lines amounted to $11,678,000. The remainder of the net sales change was due to net price increases on certain of the Company's principal promoted products amounting to $13,539,000. The impact of the reduction in foreign exchange translation rates was $960,000.

Non-recurring income represents a net non-recurring gain from the sale of the Company's equity holding in Biovail Corporation International of $26,399,000 partially offset by non-recurring charges of $7,250,000 for expenses relating to the closing of certain of the Company's facilities and for the estimated cost of settlement of certain litigations.

Other income decreased $3,894,000 during fiscal 1997. Interest income was lower, as funds were utilized for the share repurchase program, as discussed above. Co-promotion expenses incurred on the sales of Climara exceeded co-promotion income and accounted for $826,000 of the decrease in other income. Other income increased $1,591,000 during fiscal 1996. Interest income increased as a result of higher yields received on the Company's investments.

Cost of sales as a percentage of sales increased to 31% in fiscal 1997 from 20% in fiscal 1996 and 19% in fiscal 1995. The increase during fiscal 1997 was due to lower sales of high margin branded products which was a result of trade inventory reductions, a higher percentage of low margin generic product sales which were not affected by trade inventory reductions, lower prices received on generic products due to heightened competition, and under absorbed overhead which resulted from lower production levels needed to support lower sales. The increase during fiscal 1996 was due to increases in overhead costs related to the Company's facilities expansion and lower net prices received on certain products.

Selling, general and administrative expenses increased $48,610,000 during fiscal 1997. The increase reflects the full year's impact of the expansion of the Company's U.S. salesforce by 200 representatives which was completed in the prior year's last fiscal quarter, for costs incurred in conjunction with the launches of Tiazac and Monurol, a single dose antibiotic for treating urinary tract infection, and for a write-down of monies owed the Company by Foxmeyer Drug. The increase in selling, general and administrative expense during fiscal 1996 was principally the result of the initial launch costs for Tiazac and Climara and the cost of expanding the salesforce in order to support both current and planned new product introductions. The increase in selling, general and administrative expense during fiscal 1996 was principally the result of the initial launch costs for Tiazac and Climara and the cost of expanding the salesforce in order to support both current and planned new product introductions.

PAGE

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                      -------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd.)
                ---------------------------------------------



Research and development expense increased by $6,492,000 during fiscal 1997 due principally from costs associated with conducting clinical trials in order to obtain approval for new products and from staff increases and associated costs required to support an increased number of products under development and in various stages of submission. During the year, particular emphasis was placed on comparative clinical studies for Aerobid and Tiazac and for New Drug Applications (NDA) for Synapton, the Company's acetylcholinesterase inhibitor for use in the treatment of Alzheimer's Disease, and for Citalopram, a selective serotonin reuptake inhibitor used to treat depression, for which an NDA was filed with the FDA in May 1997. The increase in fiscal 1996 of $2,187,000 was principally a result of the cost of conducting clinical trials in order to gain approval of new products and the cost of developing products using the Company's controlled release technology. Particular emphasis was on Synapton, Methoxatone, AF102B, and Aerobid. Methoxatone is a novel anti-inflammatory compound being evaluated for treating various indications, including head trauma. Evaluation of AF102B, an M1 agonist for the treatment of Alzheimer's Disease, was discontinued in fiscal 1997. The Company anticipates a continued increase in research and development expense as these products and other potential products are developed and tested.

The income tax benefit reflects the consolidated net operating loss of the Company's U.S. operating companies, which can be carried back to prior fiscal periods to yield tax refunds, partially offset by taxes on the income of the Company's United Kingdom operating companies, on the income of partially tax-exempt operating companies and for various U.S. state and local taxes (which are not solely payable on taxable income).

The Company expects to return to profitability in fiscal 1998 as a result of sales returning to normal levels following the reduction of trade inventories. The continuing decline in generic prices and weakness in Aerobid sales, due to new competition, should be offset by increases in the sales of recently launched and rapidly growing products such as Cervidil, Tiazac and MONUROL, and from Climara sales achieving profitability.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

Inflation has not had a material effect on the Company's operations for the periods presented.

FORWARD LOOKING STATEMENTS Except for the historical information contained
-------------------------
herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1997.

                                   EXHIBIT 23

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Forest Laboratories, Inc.
New York, NY


We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990 and
October 28, 1994, and Form S-3, filed with the Securities and Exchange Commission on November 30, 1993 and August 8, 1994, of our reports dated May 5, 1997, on the consolidated financial statements and schedule of Forest Laboratories, Inc. Annual Report on Form 10-K for the year ended March 31, 1997.



/s/ BDO SEIDMAN, LLP
----------------------------
BDO SEIDMAN, LLP



New York, New York
June 26, 1997