Form 10-Q
period 1997-06-30
FOREST LABORATORIES INC
filed 1997-08-14
CIK 38074

FORM  10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                  __________________________________

(Mark One)

 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----           SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1997

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----           SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to  _______________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                             11-1798614
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

909 Third Avenue
----------------
  New York, New York                                               10022-4731
--------------------                                              -----------
(address of principal                                              (Zip Code)
  executive office)

Registrant's telephone number, including area code               212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of August 14, 1997: 40,862,855.

PAGE

Part I - Financial Information
------------------------------

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

                                                 June  30, 1997
(In thousands)                                     (Unaudited)       March 31, 1997
                                                 --------------      --------------

ASSETS
------

Current assets:
  Cash (including cash equivalent investments
    of $160,366 in June and $157,897 in March)       $165,133         $162,842

  Marketable securities                                 9,961            9,401

  Accounts receivable, less allowances of
    $11,669 in June and $9,594 in March                34,440           21,896

  Inventories                                          84,621           92,539

  Deferred income taxes                                34,248           34,896

  Refundable income tax                                 9,787           29,636

  Other current assets                                  9,295            8,420
                                                     --------         --------
    Total current assets                              347,485          359,630

Marketable securities                                  17,714           17,417
                                                     --------         --------

Property, plant and equipment                         114,246          115,580
  Less: accumulated depreciation                       32,090           32,256
                                                     --------         --------

                                                       82,156           83,324
                                                     --------         --------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $7,631 in June and $7,491
    in March                                           17,328           17,468
  License agreements, product rights
    and other intangible assets, less accumulated
    amortization of $66,616 in June and $63,419
    in March                                          204,203          205,785

  Deferred income taxes                                 6,333            6,055

  Other                                                10,904           10,602
                                                     --------         --------

   Total other assets                                 238,768          239,910
                                                     --------         --------

        TOTAL ASSETS                                 $686,123         $700,281
                                                     ========         ========



See notes to condensed consolidated financial statements.

                                         -2-

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                 June 30, 1997
(In thousands, except for par values)             (Unaudited)       March 31, 1997
                                                 -------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                                 $ 17,300          $ 22,311

  Accrued expenses                                   34,917            36,976

  Income taxes payable                               13,534            14,257
                                                   --------          --------

      Total current liabilities                      65,751            73,544
                                                   --------          --------

Deferred income taxes                                   338               338
                                                   --------          --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    250,000; issued 48,386 shares
    in June and 48,336 shares in March                4,839             4,834

  Capital in excess of par                          316,000           314,321

  Retained earnings                                 519,123           518,464

  Other                                           (   1,001)        (     633)
                                                   --------          --------

                                                    838,961           836,986
    Less common stock in treasury,
    at cost (7,405 shares in June
    and 7,171 shares in March)                      218,927           210,587
                                                   --------          --------

      Total shareholders' equity                    620,034           626,399
                                                   --------          --------

        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                       $686,123          $700,281
                                                   ========          ========

See notes to condensed consolidated financial statements.

                                -3-


PAGE

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES,
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                    Three Months Ended
(In thousands, except per share amounts)                  June 30,
                                                 ------------------------
                                                  1997             1996
                                                 ---------      ---------

Net sales                                          $86,366       $ 90,316

Non-recurring income, net (Note 2)                                 19,149

Other income                                         3,961          2,285
                                                   -------       --------

                                                    90,327        111,750
                                                   -------       --------
Costs and expenses:
  Cost of goods sold                                22,304         19,805

  Selling, general and administrative               56,704         53,150

  Research and development                          10,335          7,246
                                                   -------       --------

                                                    89,343         80,201
                                                   -------       --------

Income before income taxes                             984         31,549

Income tax expense                                     325          9,683
                                                   -------       --------

Net income                                         $   659       $ 21,866
                                                   =======       ========

Net income per common and
  common equivalent share:                            $.02           $.47
                                                      ====           ====
Weighted average number of
  common and common equivalent
  shares outstanding:                               41,795         46,656
                                                    ======         ======


See notes to condensed consolidated financial statements.


                FOREST LABORATORIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                        Three Months Ended
(In thousands)                                               June 30,
                                                     ------------------------
                                                       1997           1996
                                                     ---------      ---------

Cash flows from operating activities:
  Net income                                          $    659       $ 21,866
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                        1,670          1,374
     Amortization                                        3,337          3,139
     Gain on sale of investment in
       unconsolidated affiliate                                     (  26,399)
     Gain on sale of assets of closed
       facilities                                    (     564)
     Deferred income tax expense (benefit)                 370      (   1,414)
     Foreign currency transaction (gain) loss        (     258)            64
     Net change in operating assets and liabilities
        Decrease (increase) in:
         Accounts receivable, net                    (  12,544)       114,166
         Inventories                                     6,741      (  22,174)
         Refundable income taxes                        19,850
         Other current assets                        (     875)         1,908
       Increase (decrease) in:
         Accounts payable                            (   5,011)        13,887
         Accrued expenses                            (   1,526)     (  15,052)
         Income taxes payable                        (     723)         4,405
       Increase in other assets                      (     302)           665
                                                      --------        -------
         Net cash provided by operating
           activities                                  10,824          96,435
                                                      -------         -------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net    (   1,552)      (   2,565)
  Proceeds from sale of assets of
    closed facilities                                   1,875
  Proceeds from sale of investment in
    unconsolidated affiliate                                          102,301
  Purchase of marketable securities
    Available-for-sale                               (  2,747)      (  27,785)
  Redemption of marketable securities
    Available-for-sale                                  1,890          33,279
  Purchase of license agreements, product rights
    and intangible assets, net                      (   2,000)
                                                     --------        --------

        Net cash provided by (used in)
          investing activities                      (   2,534)        105,230
                                                     --------        --------

                                          - Continued -

                                                -5-


PAGE

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                      Three Months Ended
(In thousands)                                             June 30,
                                                    -----------------------
                                                      1997            1996
                                                    ---------      ---------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans            $  1,652       $  2,083

  Purchase of treasury stock, net                   (   8,308)     (  49,942)
                                                     --------       --------
         Net cash used in financing
           activities                               (   6,656)     (  47,859)
                                                     --------       --------

Effect of exchange rate changes on cash                   657      (     969)
                                                     --------       --------

Increase in cash and cash equivalents                   2,291        152,837
Cash and cash equivalents, beginning of period        162,842         83,543
                                                     --------       --------

Cash and cash equivalents, end of period             $165,133       $236,380
                                                     ========       ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                          $678         $6,067
















See notes to condensed consolidated financial statements.


PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
          March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2.        Non-recurring Income, net
          -------------------------
          During the June 1996 quarter the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 ($.27 per share) after taxes. The gain results from the sale of Forest's approximate 21% equity holding in Biovail Corporation International (AMEX:BVF) which resulted in a gain of $26,399,000 or $17,019,000 ($.36 per share) after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 ($.09 per share) after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

3.        Development and Marketing Agreement
          -----------------------------------
          On July 1, 1997, the Company completed financial arrangements to substantially increase its program for the launch, marketing and clinical development of Citalopram, the Company's selective serotonin reuptake inhibitor for depression presently pending at the FDA.
          The Company has arranged for a private investor group to reimburse Forest for up to $60,000,000 of expenses, over an approximate two-year period, in connection with the Citalopram development and marketing, including the addition of approximately 200 sales personnel to its existing 650 person salesforce.
          In exchange, the investors will receive royalties on Citalopram's sales commencing fifteen months after FDA approval at varying rates from twenty-five percent to five percent, depending on sales levels. The Company has an option to buy out all but a limited one percent royalty for $85,000,000. The Company has also issued five-year warrants to the investors to purchase an aggregate of 500,000 shares of Forest's common stock at $51.45 per share.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


4.        New Accounting Standards Not Yet Adopted
          ----------------------------------------
          In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

          Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, ("SFAS No. 131") "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS" of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

          Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, Management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "EARNINGS PER SHARE". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

PAGE

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY  Net current assets decreased by $4,352,000
---------------------------------
from March 31, 1997. During the quarter, cash generated from ongoing operations and the collection of $19,850,000 of refundable U.S. Federal income taxes was utilized to purchase an additional 234,000 shares of the Company's common stock at a cost of $8,308,000 and for normal operating activities. At June 30, 1997, the Company had repurchased 4,749,000 of the 6,500,000 shares authorized to date at a cost of $177,701,000. The reduction in inventory levels reflects sales returning to more normal levels somewhat offset by MONUROL-TM- inventory, the Company's unique single-dose antibiotic for the treatment of uncomplicated urinary tract infections, recently launched. The increase in accounts receivable reflects sales returning to more normal levels from the previous two quarters' levels which were adversely affected by high trade inventories. Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

RESULTS OF OPERATIONS  In December 1996, the Company announced that it had
---------------------
decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid-R- and thus improve profit margins in future periods. The result of this policy change was that distributors deferred purchases of products until such time as they had reduced their inventories to minimal levels, thereby resulting in lower sales. Lower sales resulting from this policy change were principally responsible for the losses reported during the last two quarters of the 1997 fiscal year. During the current quarter destocking by wholesalers continued to adversely impact sales, however the Company believes that trade inventories are now down to normal levels.

Net sales during the quarter decreased $3,950,000 from the same period last year due principally to the elimination of trade incentives as discussed above. The most significant impact of this program was on sales of Aerobid, which experienced a net decline of $20,547,000. Continuing competition for Lorcet-R-and the Company's generic products contributed $4,867,000 to the sales decrease, of which $3,942,000 was attributable to volume and $925,000 was attributable to price. Offsetting these declines were increased sales of Tiazac-R- and MONUROL amounting to $15,768,000. Also increasing during the quarter by $5,696,000 were sales of the Company's older unpromoted product lines of which $3,521,000 was due to volume and $2,175,000 was due to price. The Company expects increased competition in the inhaled steroid market for Aerobid, that the generic substitution rate for Lorcet may continue to grow and that there may be further declines in the generic business as a result of continuing competition.

Other income was $1,676,000 higher as compared with the prior year's quarter principally as a result of co-promotion income exceeding co-promotion expenses on Climara-R- sales. Lower interest income, which resulted from utilizing funds for the share repurchase program, was offset by a gain on the sale of a portion of the assets of one of the Company's Puerto Rican subsidiaries, which has been closed.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Cost of sales as a percentage of sales increased to 26% in the first quarter of fiscal 1998 from 22% in the similar period of fiscal 1997 due to lower sales of high margin branded products primarily resulting from trade inventory reductions, lower prices received on generic products due to heightened competition, and higher product unit costs as a result of lower production volumes which were required to support lower sales volumes.

Selling, general and administrative expenses were $3,554,000 higher during the first quarter of fiscal 1998 than the similar period of fiscal 1997. The increase was principally due to an increase in the Company's provision for uncollectible accounts receivable, continued growth of the Company's salesforce efforts and costs associated with the launch of MONUROL.

Research and development expenses were $3,089,000 higher during the first quarter of fiscal 1998 than the similar period of fiscal 1997 due principally from costs associated with conducting clinical trials in order to obtain approval for new products and from staff increases and associated costs required to support an increased number of products under development and in various stages of submission. During the quarter, particular emphasis was placed on comparative clinical studies and new formulations for Aerobid and for Citalopram, a selective serotonin reuptake inhibitor used to treat depression, for which an NDA was filed with the FDA during the quarter.

Income taxes as a percentage of income before taxes was 33% for the current quarter versus 31% in the similar period last year due principally to an increase in the proportion of the Company's operating profit derived from fully taxable operations as compared to tax exempt operations, tax free interest income and tax credits.

The Company expects to continue its profitability in the remainder of fiscal 1998 as a result of sales returning to normal levels following the reduction of trade inventories. The continuing decline in generic prices and weakness in Aerobid sales, due to new competition, should be offset by increases in the sales of recently launched and growing products such as Cervidil-TM-, Tiazac and MONUROL.

Inflation has not had a material effect on the Company's operations for the periods presented.

FORWARD LOOKING STATEMENTS Except for the historical information contained
--------------------------
herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

PAGE

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, for a description of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K
        (b) Reports on Form 8-K - None

        Exhibit 27.  Financial Data Schedule

PAGE

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997




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