Form 10-Q
period 1997-09-30
FOREST LABORATORIES INC
filed 1997-11-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                    __________________________________

(Mark One)
 -----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

 -----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ______________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                         11-1798614
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

909 Third Avenue
----------------

 New York, New York                                          10022-4731
-------------------                                       ---------------
(address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code         212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of November 13, 1997: 40,303,072.
PAGE

Part I - Financial Information
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                         September 30, 1997
(In thousands)                              (Unaudited)        March 31, 1997
                                         -------------------   --------------

ASSETS
------

Current assets:
 Cash (including cash equivalent investments
   of $158,188 in September and $157,897
   in March)                                      $165,509       $162,842

 Marketable securities                              14,109          9,401

 Accounts receivable, less allowances of
   $15,941 in September and $9,594 in March         37,225         21,896

 Inventories                                        82,945         92,539

 Deferred income taxes                              33,631         34,896

 Refundable income taxes                             9,432         29,636

 Other current assets                                8,470          8,420
                                                  --------       --------
     Total current assets                          351,321        359,630
                                                  --------       --------
Marketable securities                               15,161         17,417
                                                  --------       --------
Property, plant and equipment                      113,863        115,580
  Less: accumulated depreciation                    31,970         32,256
                                                  --------       --------
                                                    81,893         83,324

Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $7,844 in September and
    $7,491 in March                                 17,115         17,468

 License agreements, product rights
    and other intangible assets, less accumulated
    amortization of $69,808 in September and
    $63,419 in March                               204,445        205,785

 Deferred income taxes                               6,551          6,055

 Other                                              11,363         10,602
                                                  --------       --------
     Total other assets                            239,474        239,910
                                                  --------       --------
        TOTAL ASSETS                              $687,849       $700,281
                                                  ========       ========

See notes to condensed consolidated financial statements.

PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


                                         September 30, 1997
(In thousands, except for par values)       (Unaudited)        March 31, 1997
                                         ------------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                                $ 22,154       $ 22,311

  Accrued expenses                                  39,626         36,976

  Income taxes payable                              19,654         14,257
                                                  --------       --------
        Total current liabilities                   81,434         73,544
                                                  --------       --------
Deferred income taxes                                  397            338
                                                  --------       --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; authorized 1,000 shares;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    250,000; issued 48,441 shares in September
    and 48,336 shares in March                       4,844          4,834

  Capital in excess of par                         321,049        314,321

  Retained earnings                                534,639        518,464

  Other                                          (   2,829)     (     633)
                                                  --------       --------
                                                   857,703        836,986

  Less common stock in treasury,
     at cost (8,171 shares in September
     and 7,171 shares in March)                    251,685        210,587
                                                  --------       --------
         Total shareholders' equity                606,018        626,399
                                                  --------       --------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                  $687,849       $700,281
                                                  ========       ========



See notes to condensed consolidated financial statements


PAGE

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


(In thousands, except               Three Months Ended      Six Months Ended
per share amounts)                     September 30,          September 30,
                                    ------------------     ------------------
                                     1997        1996       1997        1996
                                    -------     -------    -------    -------

Net sales                          $104,461   $90,182     $190,827    $180,498

Contract revenue (expense)            4,080  (  1,065)       4,953   (   1,663)

Other income (Note 2)                 2,842     3,074        5,930      25,106
                                   --------   -------     --------    --------
                                    111,383    92,191      201,710     203,941
                                   --------   -------     --------    --------
Costs and expenses:
  Cost of goods sold                 25,048    22,683       47,352      42,488

  Selling, general and
    administrative                   53,063    53,206      109,767     106,356

  Research and development           10,114     8,180       20,449      15,426
                                   --------   -------     --------    --------
                                     88,225    84,069      177,568     164,270
                                   --------   -------     --------    --------

Income before income taxes           23,158     8,122       24,142      39,671

Income tax expense                    7,642     2,549        7,967      12,232
                                   --------   -------      -------    --------
Net income                         $ 15,516   $ 5,573     $ 16,175    $ 27,439
                                   ========   =======     ========    ========
Net income per common
  and common equivalent share          $.37      $.13         $.39        $.61
                                       ====      ====         ====        ====
Weighted average number of
  common and common equivalent
  shares outstanding                 41,821    44,401       41,871      45,238
                                     ======    ======       ======      ======












See notes to condensed consolidated financial statements

                                     -4-

PAGE

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                     Six Months Ended
(In thousands)                                         September 30,
                                                --------------------------
                                                   1997             1996
                                                ----------      ----------

Cash flows from operating activities:
  Net income                                       $16,175       $ 27,439
  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation                                     3,298          2,854
    Amortization                                     6,741          6,583
    Gain on sale of investment
      in unconsolidated affiliate                               (  26,399)
    Gain on sale of assets of closed facilities   (    564)
    Deferred income tax expense (benefit)              828      (   1,730)
    Foreign currency transactions (gain) loss     (    561)           143
    Net change in operating assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                ( 15,329)       101,682
        Inventories                                  8,418      (  35,252)
        Refundable income taxes                     20,204
        Other current assets                      (     50)         4,347
        Increase (decrease) in:
          Accounts payable                        (    157)         9,266
          Accrued expenses                           2,650      (  14,559)
          Income taxes payable                       5,397      (  16,590)
    Increase in other assets                      (    761)     (     275)
                                                   -------       --------
          Net cash provided by operating
            activities                              46,289         57,509
                                                   -------        -------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net  (  3,148)     (   5,010)
  Proceeds from sale of assets of closed
    facilities                                       1,875
  Proceeds from sale of investment in
    unconsolidated affiliate                                      102,301
  Purchase of marketable securities
    Available-for-sale                            ( 11,497)     (  27,785)
  Redemption of marketable securities
    Available-for-sale                               9,045         50,315
    Held-to-maturity                                                2,000
  Purchase of license agreements, product rights
    and intangible assets, net                    (  2,075)     (   1,000)
                                                   -------       --------
         Net cash provided by (used in) investing
           activities                             (  5,800)       120,821
                                                   -------       --------

                                   - Continued -

                                        -5-


PAGE

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                         Six Months Ended
(In thousands)                                             September 30,
                                                     -----------------------
                                                        1997          1996
                                                     --------       --------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans            $  2,577        $  3,132

  Tax benefit realized from the exercise of stock
    options by employees                                 400

  Purchase of treasury stock, net                  (  40,838)       ( 109,748)
                                                    --------         --------
          Net cash used in financing activities    (  37,861)       ( 106,616)
                                                    --------         --------
Effect of exchange rate changes on cash                  39            1,339
                                                   --------         --------
Increase in cash and cash equivalents                 2,667           73,053
Cash and cash equivalents, beginning of period      162,842           83,543
                                                   --------         --------
Cash and cash equivalents, end of period           $165,509         $156,596
                                                   ========         ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                         $525         $30,552

Issuance of warrants for the purchase of
  license agreements (Note 3)                        $3,500












See notes to condensed consolidated financial statements.



                                     -6-
PAGE

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
          In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

          Certain amounts as previously reported have been reclassified to conform to current quarter classifications.

2.        Other Income
          ------------
          During the June 1996 quarter the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 ($.27 per share) after taxes. The gain results from the sale of Forest's approximate 21% equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 or $17,019,000 ($.36 per share) after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 ($.09 per share) after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

3.        Development and Marketing Agreement
          -----------------------------------
          On July 1, 1997, the Company completed financial arrangements to substantially increase its program for the launch, marketing and clinical development of Citalopram, the Company's selective serotonin reuptake inhibitor for depression presently pending at the FDA. The Company has arranged for a private investor group to reimburse Forest for up to $60,000,000 of expenses, over an approximate two-year period, in connection with the Citalopram development and marketing, including the addition of approximately 200 sales personnel to its existing 650 person salesforce. In exchange, the investors will receive royalties on Citalopram's sales commencing fifteen months after FDA approval at varying rates from twenty-five percent to five percent, depending on sales levels. The Company has an option to buy out all but a limited one percent royalty for $85,000,000. The investor group bears all of the financial risks of any amounts so funded. The funded amounts are being recorded as contract revenue and are recorded as earned.

          In lieu of higher royalty rates, the Company has also issued five-year warrants to the investors to purchase an aggregate of 500,000 shares of the Company's common stock at $51.45 per share. The estimated fair value of the warrants ($3,500,000) is included in License agreements, product rights and other intangible assets.

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

          Statement of Financial Accounting Standards No. 130, ("SFAS NO.
          130") "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS NO. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS NO. 131, ("SFAS NO. 131") "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which supersedes SFAS NO. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.
          SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

          Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these statements is not expected to have a material effect on the consolidated financial statements.

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

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net current assets decreased by $16,199,000 from March 31, 1997. Cash generated from ongoing operations and the collection, during the first quarter, of $19,850,000 of refundable U.S. Federal income taxes was utilized to purchase an additional 994,000 shares of the Company's common stock at a cost of $40,837,000 and for normal operating activities. At September 30, 1997, the Company had repurchased 5,508,000 of the 6,500,000 shares authorized to date at a cost of $210,231,000. The reduction in inventory levels reflects sales returning to more normal levels (refer to Results of Operations below) somewhat offset by a buildup of MONUROL-TM- inventory, the Company's unique single-dose antibiotic for the treatment of uncomplicated urinary tract infections, recently launched. The increase in accounts receivable reflects sales returning to more normal levels from the prior year's last two quarters' levels which were adversely affected by high trade inventories. Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

RESULTS OF OPERATIONS
---------------------

In December 1996, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid-R- and thus improve profit margins in future periods. The result of this policy change was that distributors deferred purchases of products until such time as they had reduced their inventories to minimal levels, resulting in lower sales. Lower sales resulting from this policy change were principally responsible for the losses reported during the last two quarters of the 1997 fiscal year and the modest earnings reported in the first quarter of the current fiscal year. During the current quarter, sales were not affected by the destocking of wholesalers' inventories. The Company believes that trade inventories are down to normal levels and that sales will now more closely reflect prescription demand for our products.

Net sales for the three months ended September 30, 1997 increased $14,279,000 as compared to the three-month period ended September 30, 1996. Of significance was the contribution realized from higher average selling prices of the Company's branded products, which resulted from the Company's decision to eliminate trade incentives as discussed above. During the quarter, sales of Tiazac-R-
(launched February 1996) and MONUROL (launched May 1997) accounted for $13,815,000 of the increase principally all of which was due to volume.
Sales of the Company's older unpromoted product lines increased $3,913,000 resulting from $5,881,000 in higher realized average selling prices, offset by a net volume decline of $1,968,000. Continuing competition for Aerobid and the Company's generic products accounted for $7,322,000 of the change, though higher realized averaged selling prices for Aerobid ($3,873,000) somewhat offset the declines. The Company expects that sales volume for its principal promoted products, overall, will continue to improve in the coming quarters despite heightened competition in the inhaled steroid market for Aerobid. The Company believes that there may be further declines in the Company's generic business as a result of continuing competition.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Contd.)


Net sales for the six months ended September 30, 1997 increased $10,329,000 as compared to the six-month period ended September 30, 1996. During the period, sales of Tiazac and MONUROL accounted for $29,583,000 of the increase of which $30,758,000 was due to volume offset by price decreases amounting to $1,175,000. Sales of the Company's older unpromoted products increased $8,157,000 resulting from $9,037,000 in higher realized average selling prices, somewhat offset by a net volume decline of $880,000. The inventory destocking and continuing competition for Aerobid, and the increased competition for the Company's generic products accounted for a reduction in sales of $32,263,000, although higher realized averaged selling prices for Aerobid ($4,852,000) somewhat offset the declines.

Contract revenue (expense) was higher than in the prior periods presented due to co-promotion income exceeding co-promotion expenses on Climara-R- sales. In addition, the current quarter's amount includes $3,300,000 from the Company's arrangement with a private investor group to reimburse the Company for up to $60,000,000 of expenses, over an approximate two year period, in connection with Citalopram development and marketing, including the addition of approximately 200 sales personnel (Note 3).

Other income for each of the periods presented was lower from lower interest income, which resulted from utilizing funds for the share repurchase program, partially offset by a gain on the sale of a portion of the assets of one of the Company's Puerto Rican subsidiaries, which was closed during the first quarter of the current fiscal year. Other income for the prior years' six month period included a net non-recurring gain of $19,149,000 (Note 2).

Cost of sales as a percentage of sales decreased to 24% in the second quarter of fiscal 1998 from 25% in the similar period of fiscal 1997. The decrease reflects the effects of eliminating trade incentives on all of the Company's branded products, as discussed above, thus improving profit margins. On a year-to-date comparative basis, cost of sales as a percentage of sales was approximately 1% higher than the similar prior period. Lower sales of high margin branded products in the first fiscal quarter due to the wholesaler destocking, together with lower prices received on generic products, more than offset the benefit of higher average selling prices attained during the current quarter.

Selling, general and administrative expenses were $143,000 lower during the three-month period but $3,411,000 higher during the six-month period ended September 30, 1997 than those similar periods of fiscal 1997. The increase for the six-month period was principally due to an increase in the Company's provision for uncollectible accounts receivable, continued growth of the Company's salesforce efforts and costs associated with the launch of MONUROL and forthcoming launch of Citalopram.

Research and development expenses increased $1,934,000 and $5,023,000, respectively, during the three and six month periods ended September 30, 1997 due principally from costs associated with conducting clinical trials in order to obtain approval for new products and from staff increases and associated costs required to support an increased number of products under development and in various stages of submission. During the periods, particular emphasis was placed on clinical studies and new formulations for Aerobid and on clinical studies for Citalopram, a selective serotonin reuptake inhibitor used to treat depression, for which an NDA was filed with the FDA during the first quarter of the current fiscal year.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Contd.)



Income taxes as a percentage of income before taxes was 33% for the current quarter and six month periods versus 31% in the similar periods last year due principally to a decrease in the proportion of the Company's operating profit derived from fully taxable operations as compared to tax exempt operations, tax-free interest income and tax credits.

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

FORWARD LOOKING STATEMENTS Except for the historical information contained
--------------------------
herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number or risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

PAGE

Part II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

        The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judical Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "IN re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. Certain manufacturer defendants (but not the Company) reached a settlement of the federal class action which received court approval in June 1996, pursuant to which they agreed to pay an aggregate of approximately $350 million and make certain commitments with regard to pricing practices. A tentative trial date of September 1998 has been set for the federal retailer class action.

        Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in 15 state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists.

        A settlement agreement has been entered into on behalf of all defendants in actions pending in Minnesota and Wisconsin on behalf of retailers in those states. Forest's share of the combined settlement is not material to Forest's results of operations or financial condition.

        While the Company believes the pending actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The registrant held its annual meeting of stockholders on August 11, 1997.

        (b)  N/A

Part II - Other Information (Contd.)
---------------------------

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of five members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for the radification of BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 1998.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                         Withhold       Broker
              Matter              For          Against      Abstain      Authority      Non-Votes
   Election of Directors:
     Howard Solomon            35,402,121                                 555,732
     William J. Candee III     35,405,121                                 553,041
     Dan L. Goldwasser         35,410,162                                 548,000
     George S. Cohan           35,383,125                                 575,037
     Joseph M. Schor           35,407,625                                 550,537

   Ratification of
   Independent Public
   Accountants:                35,875,854         37,137       45,171                    -0-


Item 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K.  None


         Exhibit 27.  Financial Data Schedule

PAGE

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1997




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





















                                           -14-
PAGE