Form 10-Q
period 1997-12-31
FOREST LABORATORIES INC
filed 1998-02-13
CIK 38074

FORM  10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                        __________________________________

(Mark One)
 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1997

 ----
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----          SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to  ___________________________

                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

909 Third Avenue
----------------
  New York, New York                                            10022-4731
--------------------                                         -------------
(address of principal                                          (Zip Code)
  executive office)

Registrant's telephone number, including area code            212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of February 13, 1998: 40,164,121.


PAGE

Part I - Financial Information
------------------------------

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets

                                              December 31, 1997
(In thousands)                                   (Unaudited)      March 31, 1997
                                              -----------------   --------------

ASSETS
------
Current assets:
  Cash (including cash equivalent investments
    of $156,988 in December and $157,897 in
    March)                                         $159,472          $162,842


  Marketable securities                              11,857             9,401

  Accounts receivable, less allowance of
    $12,255 in December and $9,594 in March          42,813            21,896

  Inventories                                        82,756            92,539

  Deferred income taxes                              33,193            34,896

  Refundable income taxes                             9,432            29,636

  Other current assets                                9,266             8,420
                                                   --------          --------
    Total current assets                            348,789           359,630
                                                   --------          --------
Marketable securities                                22,832            17,417
                                                   --------          --------
Property, plant and equipment                       115,414           115,580
  Less: accumulated depreciation                     33,530            32,256
                                                   --------          --------
                                                     81,884            83,324
                                                   --------          --------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $7,960 in December and
    $7,491 in March                                  16,999            17,468

  License agreements, product rights
    and other intangible assets, less accumulated
    amortization of $72,999 in December and
    $63,419 in March                                200,448           205,785

  Deferred income taxes                               6,378             6,055

  Other                                               9,688            10,602
                                                   --------          --------

    Total other assets                              233,513           239,910
                                                   --------          --------
          TOTAL ASSETS                             $687,018          $700,281
                                                   ========          ========

See notes to condensed consolidated financial statements.

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets

                                              December 31, 1997
(In thousands, except for par values)            (Unaudited)      March 31, 1997
                                              -----------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                                 $ 27,063          $ 22,311

  Accrued expenses                                   39,623            36,976

  Income taxes payable                               20,059            14,257
                                                   --------          --------
    Total current liabilities                        86,745            73,544
                                                   --------          --------
Deferred income taxes                                   331               338
                                                   --------          --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; authorized 1,000
    shares; no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    250,000; issued 48,556 shares in
    December and 48,336 shares in March               4,856             4,834

  Capital in excess of par                          325,050           314,321

  Retained earnings                                 554,123           518,464

  Other                                           (   3,130)        (     633)
                                                   --------          --------
                                                    880,899           836,986
Less common stock in treasury,
  at cost (8,824 shares in December and
  7,171 shares in March)                            280,957           210,587
                                                   --------          --------
    Total shareholders' equity                      599,942           626,399
                                                   --------          --------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                        $687,018          $700,281
                                                   ========          ========

See notes to condensed consolidated financial statements.


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


(In thousands, except              Three Months Ended       Nine Months Ended
per share amounts)                    December 31,             December 31,
                                   ------------------       -----------------
                                     1997       1996          1997       1996
                                   -------    -------       -------    -------

Net sales                          $115,942   $40,604      $306,769   $221,102

Contract revenue (expense)            8,530  (    241)       13,483  (   1,904)

Other income                          5,600     2,299        11,530     27,405
                                   --------   -------      --------   --------
                                    130,072    42,662       331,782    246,603
                                   --------   -------      --------   --------
Costs and expenses:
 Cost of goods sold                  27,716    20,227        75,068     62,715

 Selling, general and
   administrative                    60,097    60,607       169,864    166,963

 Research and development            13,178    11,689        33,627     27,115
                                   --------   -------      --------   --------
                                    100,991    92,523       278,559    256,793
                                   --------   -------      --------   --------
Income (loss) before income
  taxes                              29,081  ( 49,861)       53,223  (  10,190)

Income taxes (benefit)                9,597  ( 17,548)       17,564  (   5,316)
                                   --------   -------      --------   --------
Net income (loss)                  $ 19,484  ($32,313)     $ 35,659  ($  4,874)
                                   ========   =======      ========   ========

Net income (loss) per share:
      Basic                            $.49    ($.77)         $.88      ($.11)
                                       ====     ====          ====       ====
      Diluted                          $.47    ($.77)         $.86      ($.11)
                                       ====     ====          ====       ====
Weighted average number of
 shares outstanding:
   Basic                              40,085   42,029        40,572     43,609
                                      ======   ======        ======     ======
   Diluted                            41,286   42,029        41,667     43,609
                                      ======   ======        ======     ======


See notes to condensed consolidated financial statements.

PAGE

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                     Nine Months Ended
(In thousands)                                          December 31,
                                                     --------------------
                                                     1997           1996
                                                    -------       -------

Cash flows from operating activities:
  Net income (loss)                                $ 35,659      ($  4,874)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:

     Depreciation                                      4,974          4,320
     Amortization                                     10,049          9,864
     Gain on sale of investment
       in unconsolidated affiliate                                (  26,399)
     Gain on sale of assets of closed facilities   (     564)
     Deferred income tax expense (benefit)             1,373      (    1,981)
     Foreign currency transactions (gain) loss     (     943)            114
     Net change in operating assets and
       liabilities:
         Decrease (increase) in:
           Accounts receivable, net                (  20,917)        163,508
           Inventories                                 8,608       (  34,983)
           Refundable income taxes                    20,204
           Other current assets                    (     846)      (  22,174)
         Increase (decrease) in:
           Accounts payable                            4,752           8,372
           Accrued expenses                            2,647       (  15,001)
           Income taxes payable                        5,802       (   9,774)
      Decrease (increase) in other assets                914       (     111)
                                                     -------        --------

         Net cash provided by operating activities    71,712          70,881
                                                     -------        --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net   (   5,038)      (   7,355)
  Proceeds from sale of assets of closed
     facilities                                        1,875
  Proceeds from sale of investment in
     unconsolidated affiliate                                        102,301
 Purchase of marketable securities
   Available-for-sale                              (  21,576)      (  27,785)
  Redemption of marketable securities
   Available-for-sale                                 13,705          70,997
   Held-to-maturity                                                    2,000
  Purchase of license agreements, product
    rights and intangible assets, net              (   1,352)      (   1,000)
                                                    --------        --------
       Net cash provided by (used in)
        investing activities                       (  12,386)         139,158
                                                    --------         --------

                                     - Continued -

PAGE

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)

                                     - Continued -

                                                      Nine Months Ended
(In thousands)                                          December 31,
                                                  ------------------------
                                                    1997            1996
                                                  -------         --------

Cash flows from financing activities:
 Net proceeds from common stock options
   exercised by employees under
   stock option plans                             $  5,641       $  4,255

 Tax benefit realized from the exercise of
   stock options by employees                        1,348          1,300

 Purchase of treasury stock, net                 (  70,109)     ( 168,729)
                                                  --------       --------

         Net cash used in financing
           activities                            (  63,120)     ( 163,174)
                                                  --------       --------
Effect of exchange rate changes on cash                424          3,207
                                                  --------        -------
Increase (Decrease) in cash and cash
  equivalents                                    (   3,370)        50,072
Cash and cash equivalents, beginning of period     162,842         83,543
                                                  --------       --------
Cash and cash equivalents, end of period          $159,472       $133,615
                                                  ========       ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                      $7,825        $33,388
Issuance of warrants for the purchase of license
 agreements                                         $3,500








See notes to condensed consolidated financial statements.

PAGE

                         FOREST LABORATORIES, INC. AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                         (Unaudited)

1.        Basis of Presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments
          (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

          Certain amounts as previously reported have been reclassified to conform to current quarter classifications.

2.        Other Income
          ------------
          During the December 1997 quarter, the Company received an initial payment from the settlement in its arbitration with Pharmacia & Upjohn, Inc. with respect to Forest's claimed option to negotiate for the rights to Detrusitol, Pharmacia & Upjohn, Inc.'s treatment for urinary incontinence. Pursuant to the terms of settlement, the Company may receive future payments which are dependant upon certain events, including product approvals and sales of Detrusitol with a maximum payment to the Company of $25,000,000. The amount received ($5,000,000) was included in other income, net of $2,240,000 of related expenses.

          During the June 1996 quarter, the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 ($.28 per diluted share) after taxes. The gain resulted from the sale of Forest's approximate 21% equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 or $17,019,000 ($.37 per diluted share) after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 ($.09 per diluted share) after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

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



                                    -7-
PAGE

                        FOREST LABORATORIES, INC. AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                        (Unaudited)

3.        Development and Marketing Agreement (Contd.)
          -----------------------------------
          In lieu of higher royalty rates, the Company has also issued five-year warrants to the investors to purchase an aggregate of 500,000 shares of the Company's common stock at $51.45 per share. The estimated fair value of the warrants ($3,500,000) is included in license agreements, product rights and other intangible assets.

4.        Income (Loss) Per Share
          -----------------------
          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128") "EARNINGS PER SHARE". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and was effective for all financial statements after December 15, 1997. Unlike primary earnings per share, basic earnings per share is arrived at by dividing net income (loss) by the weighted-average number of common shares outstanding for the period while diluted earnings per share includes the potential dilution that could occur if options and warrants outstanding were included in the weighted-average number of common shares outstanding for the period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

5.        New Accounting Standards Not Yet Adopted
          ----------------------------------------
          In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

          Statement of Financial Accounting Standards No. 130,("SFAS No. 130") "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, ("SFAS No. 131") "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

          Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

PAGE

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY Net current assets decreased by $24,042,000
---------------------------------
from March 31, 1997. Cash generated from operating activities was utilized to purchase an additional 1,647,000 shares of the Company's common stock at a cost of $70,109,000 and for normal operating activities. During the current quarter the Company announced that its Board of Directors had authorized the purchase, from time to time, of an additional 2,000,000 shares of outstanding common stock. At December 31, 1997, the Company had repurchased 6,161,000 of the total 8,500,000 shares authorized for repurchase. As a result of sales returning to more normal levels (refer to Results of Operations below), inventory declined $9,783,000, net of a buildup of MONUROL-TM- inventory, recently launched, while trade accounts receivable increased $13,413,000.
Other accounts receivable, which is included in accounts receivable, increased $7,504,000 primarily from the Company's arrangement with a private investor group to reimburse the Company for up to $60,000,000 of expenses, over an approximate two-year period, in connection with Citalopram development and marketing (Note 3).

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

RESULTS OF OPERATIONS In December 1996, the Company announced that it had
---------------------
decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid-R-, and thus improve profit margins in future periods. The result of this policy change was that distributors deferred purchases of products until such time as they had reduced their inventories to minimal levels, resulting in lower sales. Lower sales resulting from this policy change were principally responsible for the losses reported during the last two quarters of the 1997 fiscal year and the modest earnings reported in the first quarter of the current fiscal year. During the last two quarters, sales were not adversely affected by the destocking of wholesalers' inventories. The Company believes that sales now more closely reflect prescription demand for its products.

Net sales for the three and nine months ended December 31, 1997 were $75,338,000 and $85,667,000 higher than the three and nine-month periods ended December 31, 1996. Beginning with the third quarter of last year, sales were adversely effected by the destocking of wholesalers' inventories as discussed above. During the current quarter, as sales have returned to more normal levels, the Company's principal promoted products, particularly Aerobid and Tiazac-R-, experienced higher unit sales and accounted for most of the increase. Aerobid, which did not return to normal levels until the second quarter of this year and is under pressure from new entries in the inhaled steroid market, accounted for $32,402,000 of the increase for the current quarter and $10,228,000 for the nine-month period. Tiazac, Cervidil-TM- and the Company's other promoted products contributed $39,011,000 to the quarter's net sales increase and $78,905,000 for the year. The Company's older and less promoted products added $6,967,000 to the net sales increase for the quarter and $4,813,000 for the year. These increases were offset by a $3,042,000 and $8,279,000 decline in sales of the Company's generic products as a result of continuing competition, a trend which the Company expects will continue in future quarters.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Contd.)

Contract revenue (expense) for the current year's periods includes $6,230,000 for the quarter and $9,530,000 for the nine-month period from the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Citalopram (Note 3). This arrangement was not in effect during the prior year's periods. In addition, during the current year's periods, co-promotion income exceeded co-promotion expenses on Climara-R-sales.

Other income for each of the comparative periods presented reflects lower interest income, which resulted from utilizing funds for the share repurchase program. During the current quarter this decrease was partially offset by the net revenue realized from the initial payment received from Pharmacia & Upjohn, Inc. (Note 2). During the nine-month period, the decrease in interest income was offset by a gain on the sale of the assets of one of the Company's Puerto Rican subsidiaries and from the net revenue realized from Pharmacia & Upjohn, Inc. Other income for the prior years' nine-month period includes a net non-recurring gain of $19,149,000 (Note 2).

Cost of sales as a percentage of sales was 24% in the current quarter and for the nine-month period as compared to 50% and 28% in similar periods of fiscal 1997, respectively. As a result of sales returning to more normal levels during the current period, the proportion of high margin branded products to total product sales increased significantly and together with improved overhead absorption from higher production levels, resulted in improved profit margins.

Selling, general and administrative expense for the current quarter decreased as compared with the same period last year. Included in last year's third quarter as well as this year's first quarter were higher than normal charges for uncollectible accounts receivable. Excluding those charges, the Company's selling, general and administrative expenses were higher for both the three and nine-month periods ending December 31, 1997, principally due to costs associated with the upcoming launch of Citalopram, the Company's selective serotonin reuptake inhibitor used to treat depression, anticipated for the summer of 1998.

Research and development expenses increased $1,489,000 and $6,512,000, respectively, during the three and nine-month periods ended December 31, 1997. These increases were due principally from the costs associated with conducting clinical trials in order to obtain approval for new products and from staff increases and associated costs required to support an increased number of products under development and in various stages of submission. During the periods, particular emphasis was placed on clinical studies and new formulations for Aerobid and on clinical studies for Citalopram for which an NDA was filed with the FDA during the first quarter of the current fiscal year.

Income tax expense as a percentage of income before taxes was 33% for the current quarter and nine-month periods ended December 31, 1997 as compared to 31%, which was the Company's effective tax rate prior to last year's last two quarters which reflected net losses. The increase was due principally to a decrease in the proportion of the Company's operating profit derived from tax exempt operations as compared to fully taxable operations, tax-free interest income and tax credits.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Contd.)

The Company expects to continue its profitability in the remainder of fiscal 1998 as sales continue at normal levels following the reduction of trade inventories. The continuing decline in the generic market should be offset by increases in the sales of recently launched and growing products such as Cervidil and Tiazac.

At December 31, 1997, primarily all computer systems and software
( the "Systems") of the Company's U.S. operations are Year 2000 compliant. Presently, the Company's European subsidiaries are preparing to replace existing Systems that are not Year 2000 compliant. The Company anticipates that all Systems will be compliant by the end of 1999. Management believes that the cost to modify these Systems is immaterial.

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

Part II - Other Information
---------------------------

Item 1   Legal Proceedings
         Reference is hereby made to Part II Item 1 of the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 for a description of certain legal proceedings.


Item 6   Exhibits and Reports on Form 8-K
         (B) Reports on Form 8-K.  None.


         Exhibit 27.  Financial Data Schedule.

PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 13, 1998


                                             Forest Laboratories, Inc.
                                             ----------------------------
                                             (Registrant)



                                             /s/ Howard Solomon
                                             -----------------------------
                                             Howard Solomon
                                             President and Chief
                                             Executive Officer



                                             /s/ Kenneth E. Goodman
                                             -----------------------------
                                             Kenneth E. Goodman
                                             Vice President - Finance

PAGE