Form 10-K
period 1998-03-31
FOREST LABORATORIES INC
filed 1998-06-29
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
                ----------------------------------
                     WASHINGTON, D. C. 20549

                           -----------

                            FORM 10-K

(Mark One)
 ---
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                         ------------
For the Fiscal Year Ended March 31, 1998

 ---
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                         ---------------

For the transition period from _________ to _____________________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this
            ---
Form 10-K  /   /.
           ---
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1998 is $2,638,836,361.

Number of shares outstanding of registrant's Common Stock as of June 23, 1998: 80,540,076.

The following documents are incorporated by reference herein:

      Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
      Exchange Act of 1934 in connection with the 1998 Annual
      Meeting of Stockholders of registrant.

      Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998.


                              ---------------


PAGE

                                  PART I
                                  ------

ITEM 1.  BUSINESS
-------  --------
GENERAL

          Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's Forest Pharmaceuticals and Forest Therapeutics salesforces and its controlled release line of generic products sold to wholesalers, chain drug stores and generic distributors. In recent years the Company has emphasized increased detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the introduction of new products acquired from other companies or developed by the Company.

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

RECENT DEVELOPMENTS

          CELEXA-TM-: In May 1997, Forest filed a New Drug Application (an "NDA") with the United States Food and Drug Administration ("FDA") for Celexa (citalopram), Forest's selective serotonin reuptake inhibitor for the treatment of depression. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets. On May 12, 1998 the FDA found Celexa to be approvable and Forest expects to receive final approval to market Celexa following the determination of final labeling. Forest licenses the United States rights to Celexa from H. Lundbeck A/S, a privately held pharmaceutical company based in Copenhagen and the drug's originator.

          In March 1998, Forest entered into an agreement with the Parke-Davis division of the Warner-Lambert Company providing for the co-promotion of Celexa by Forest and the Parke-Davis salesforces for the three year period following the launch of the product. Parke-Davis will be paid a co-promotion fee during the co-promotion period and will receive a reduced fee for a three year period thereafter. Management believes that the additional promotional support by Parke-Davis, together with the efforts of Forest's recently expanded salesforces, will help assure the successful launch and marketing of Celexa in the United States.

          Pursuant to an agreement dated July 1, 1997 among Forest and a private investor group, the investors have agreed to fund up to $60 million of the development, pre-launch and costs of expanding Forest's salesforces to promote Celexa over an approximate two-year period. Pursuant to the agreement, Forest is obligated to pay the investors royalties on sales of Celexa commencing 15 months after FDA approval at varying rates from 25% to 5%, depending on sales levels. Forest has the option to buy out all but a limited one percent royalty for a lump sum payment of $85,000,000. The investors also received five-year warrants to purchase 1,000,000 shares of Forest's common stock at a price of $25.725 per share.

          STRATEGIC ALLIANCE WITH H. LUNDBECK A/S: On March 27, 1998, Forest entered into a strategic alliance with H. Lundbeck A/S ("Lundbeck")covering United States marketing rights to central nervous system products developed by Lundbeck. Lundbeck, founded in 1915, is a privately held pharmaceutical company based in Copenhagen specializing in the development of pharmaceutical compounds for the treatment of central nervous system disorders. Lundbeck is also the originator and Forest's licensor of Celexa.

          The strategic alliance specifically provides for the license to Forest of marketing rights in the United States to three products presently under active development by Lundbeck:
(1) an active enantiomer of Celexa, which will enter clinical trials later in 1998 and has patent protection in the United States until the year 2009; (2) Lu25-109, a selective muscarinic agonist for Alzheimer's Disease which is presently in Phase II/III clinical studies in the United States; and (3) Lu28-179, a new anxiolytic compound presently in a Phase I study. In addition, the alliance sets forth the terms for joint development of future products resulting from Lundbeck's research programs for marketing in the United States under the name of Forest-Lundbeck.

          Forest paid Lundbeck $32 million for the United States rights to the compounds presently under development, which, together with related expenses, was written off as special research and development expenses in the fourth quarter of the fiscal year ended March 31, 1998. Lundbeck will receive on-going license fees and product payments from the marketing of the strategic alliance products in the United States.

          AEROBID-R-: In February 1998, Forest filed two supplemental NDA's relating to Aerobid, Forest's metered dose inhaled steroid for the treatment of asthma. One filing was for a once daily dosing of Aerobid; the second was for Aeropak, a combination of Aerobid with Aerochamber-R-, Forest's aerosol holding chamber for use with metered dose inhaled products. Management believes that both supplemental NDA's address the recognized problem of poor patient compliance in asthma therapy, and by improving patient compliance with a once-daily dosing regimen and optimizing the drug delivery system, should enhance Aerobid's position in this market.

          TIAZAC-R-: In February 1998, the FDA approved the use of Tiazac for treating angina. Tiazac is Forest's once daily diltiazem (a calcium channel blocker) which received FDA approval in 1995 for the treatment of hypertension.

          SYNAPTON-TM-: In November 1997, Forest filed an NDA for Synapton, an extended release acetylcholinesterase inhibitor for the treatment of the dementia caused by Alzheimer's Disease. The filing included four clinical trials which demonstrated statistically significant efficacy under the two primary clinical endpoints presently used by the FDA to evaluate drugs of this class.

          MONUROL-R-: In April 1997, Forest commercially launched Monurol, Forest's single dose antibiotic for the treatment of uncomplicated urinary tract infections. Monurol is the only single dose antibiotic currently available in the United States for the treatment of urinary tract infections.

          INFASURF-R-: In June 1991, the Company entered into a licensing agreement with ONY, Inc. ("ONY") for the marketing by the Company in the United States, the United Kingdom and Canada of the product Infasurf for the treatment of respiratory distress syndrome in premature infants. Such licensing arrangements were expanded in May 1992 to include worldwide rights to the product.

          The FDA has approved the NDA for Infasurf, but has determined not to permit Forest to market the product until July 1998 as a result of the "orphan drug" status of Survanta-R-, a competing product marketed by Abbott Laboratories, within the meaning of the Orphan Drug Act. In addition, the Company has been notified by Abbott Laboratories that it considers that Infasurf infringes its Survanta patents. The Company believes, following consultation with its patent counsel, that such claim is without merit. In March 1996, the Company and ONY commenced an action against Abbott Laboratories in the Federal District Court for the Western District of New York seeking a declaration that Infasurf does not infringe the Survanta patents and that the Survanta patents are invalid.

          STOCK SPLIT; SHARE REPURCHASE PROGRAM: On March 25, 1998, Forest's common stock was split on a two-for-one basis by means of the payment of a 100% stock dividend. All share numbers set forth in this Report or in any financial statement or other document incorporated by reference herein have been restated to give effect to such stock split.

          In December 1997, Forest's Board of Directors authorized an increase in Forest's share repurchase program of 4,000,000 shares, bringing such total authorization to 17,000,000 shares. Pursuant to the program, Forest may repurchase shares on the open market at prices prevailing from time to time. As of June 23, 1998, Forest has purchased 12,321,000 shares pursuant to this program. No date for completing the share repurchase program has been established.

          NEW DIRECTORS: In February 1998, Forest's Board of Directors appointed Lester B. Salans, M.D. to serve on the Board of Directors. Dr. Salans was formerly Vice President Academic and Scientific Affairs and Vice President, Preclinical Research at Sandoz Pharmaceuticals. Dr. Salans also served as Director of the National Institute of Arthritis, Diabetes, Digestive and Kidney Diseases at the National Institutes of Health (NIH) and was Professor of Medicine and Dean of the Faculty of the Mount Sinai Medical School. Dr. Salans is currently Clinical Professor and member of the Clinical Attending Staff in Internal Medicine at Mount Sinai and a member of the Adjunct Faculty at Rockefeller University. Dr. Salans also serves as a consultant to the pharmaceutical industry.

          The Board of Directors also appointed Phillip M. Satow, Executive Vice President and Kenneth E. Goodman, Executive Vice President - Operations and Chief Financial Officer as new members of the Board. Joseph M. Schor, Ph.D., retired Vice President - Scientific Affairs of the Company, resigned from the Board of Directors in February 1998.

PRINCIPAL PRODUCTS

          The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include the respiratory products Aerobid, Aerochamber and Tessalon-R-, Tiazac, Forest's once-daily diltiazem for the treatment of hypertension and angina, the Climara-R- estrodiol transdermal system (which Forest co-markets with Berlex Laboratories, Inc.), Cervidil-R-, used for the initiation or continuation of cervical ripening and Monurol, a single-dose antibiotic for the treatment of uncomplicated urinary tract infections (See "Recent Developments").

          Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 24.5% of Forest's sales for the fiscal year ended March 31, 1998 as compared to 20.6% and 33% for the fiscal years ended March 31,
1997 and 1996, respectively.   Aerochamber is a spacer device
used to improve the delivery of products administered by aerosol delivery, including Aerobid.

          Sales of Lorcet-R-, a line of potent analgesics, accounted for 15.9% of sales for the fiscal year ended March 31, 1996.
Sales of Tiazac, launched in 1996, accounted for 19.7% and 9.0% of sales for the fiscal years ended March 31, 1998 and 1997, respectively.

          Forest's generic line emphasizes the Company's capability to produce difficult to formulate controlled release products which are sold in the United States by Forest's Inwood Laboratories, Inc. subsidiary. Inwood's most important products include Propranolol E.R., a controlled release beta blocker used in the treatment of hypertension, Indomethacin E.R., a controlled release non-steroidal anti-inflammatory drug used in the treatment of arthritis and Theochron-TM-, a controlled release theophylline tablet used in the treatment of asthma.

          The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem-R-, a topical preparation for the treatment of diaper rash, Colomycin-R-, an antibiotic used in the treatment of Cystic Fibrosis and Suscard-R- and Sustac-R-, sustained action nitroglyerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle.

MARKETING

          In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals and Forest Therapeutics, currently numbering 860 persons, which detail products directly to physicians, pharmacies and managed care organizations. Forest's salesforces were increased by approximately 32% during the fiscal year ended March 31, 1998 in anticipation of the launch of Celexa (see "Recent Developments"). Forest's salesforce was increased by approximately 45% during the fiscal year ended March 31, 1996 in connection with the launch of Tiazac and the acquisition of co-promotion rights to Climara. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 44 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

COMPETITION

          The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive controlled release technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind sold by Forest and drugs utilizing controlled release technologies. Many of these companies have substantially greater financial resources than Forest. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of the Company's principal promoted products. Failure to be included or to have a preferred position in a managed care organization's drug formulary could result in decreased prescriptions of a manufacturer's products.

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

PRINCIPAL CUSTOMERS

          McKesson Drug Company, Bergen Brunswig Corp. and Cardinal Distributors, Inc., national drug wholesalers, accounted for 13%, 12% and 11%, respectively, of Forest's consolidated net sales for the fiscal year ended March 31, 1998. For the year ended March 31, 1997, Bergen Brunswig Corp. and Cardinal Distributors, Inc. accounted for 10.4% and 10.2% of Forest's consolidated net sales. McKesson Drug Company accounted for 12% of Forest's consolidated net sales for the year ended March 31, 1996. No other customer accounted for 10% or more of Forest's consolidated net sales for those fiscal years.

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

PRODUCT LIABILITY INSURANCE

          Forest currently maintains $150 million of product liability coverage per "occurrence" and in the aggregate.

Although in the past there have been claims asserted against Forest, none for which Forest has been found liable, there can be no assurance that all potential claims which may be asserted against Forest in the future would be covered by Forest's present insurance.

RESEARCH AND DEVELOPMENT

          During the year ended March 31, 1998, Forest spent $79,150,000 for research and development, as compared to $40,689,000 and $34,197,000 in the fiscal years ended March 31, 1997 and 1996, respectively. Forest's research and development expense in the 1998 fiscal year included $32,250,000 for the license fee and related expenses of the license of the Lundbeck CNS products (see "Recent Developments") and otherwise consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products.

EMPLOYEES

          At March 31, 1998, Forest had a total of 1,854 employees.

PATENTS AND TRADEMARKS

          Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Celexa, Cervidil, Monurol, Synapton, Flumadine-R-, Forest's licensed oxycodone/ ibuprofen analgesic and Methoxatone (an anti-inflammatory compound being evaluated for use in head trauma and for other uses) and those products under development pursuant to the joint venture with Lundbeck (see "Recent Developments"), which patents expire through 2010. Forest believes these patents are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron-R- technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

          Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

          Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
-------  ----------
          Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. Forest also owns five buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 23,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility.

          Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 108,000 square feet. In St. Louis, Missouri, FPI owns facilities of 22,000 square feet and 87,000 square feet and leases a facility of 63,000 square feet. These facilities are used for manufacturing, warehousing and administration. FPI has recently purchased 26 acres of land and a 145,000 square foot building in St. Louis, Missouri and has contracted to expand the building by an additional 150,000 square feet. When complete, FPI will use this facility for warehousing, distribution and administration and intends to sell its 87,000 square foot facility and not renew its 63,000 square foot facility lease which expires in April 1999.

          Pharmax owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices. Approximately 15,000 square feet of such space is leased by Pharmax to other tenants.

          Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a newly-formed subsidiary of Forest, has recently completed the development, together with the Development Authority of the Republic of Ireland, of an approximately 86,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility will be used for the manufacture and distribution of products in the U.S. and Europe, including the manufacture of Celexa tablets.

          Forest presently leases approximately 90,000 square feet of executive office space at 909 Third Avenue, New York, New
York. The lease is for a sixteen (16) year term, subject to 2 five year renewal options.

          Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

          Net rentals for leased space for the fiscal year ended
March 31, 1998 aggregated approximately $2,977,000 and for the fiscal year ended March 31, 1997 aggregated approximately
$2,953,000.


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------
          The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. Certain manufacturer defendants (but not the Company) reached a settlement of the federal class action which received court approval in June 1996, pursuant to which they agreed to pay an aggregate of approximately $350 million and make certain commitments with regard to pricing practices. A trial of the federal class action is scheduled for September 1998.

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

          The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS
------    -------------------------------
          Not Applicable.

                             PART II
                              -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
-------    EQUITY AND RELATED STOCKHOLDER
           MATTERS
           ------------------------------
           The information required by this item is incorporated by reference to page 28 of the Annual Report.

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


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
          The information required by this item is incorporated by reference to page 14 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND
-------   ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          -------------------------------
          The information required by this item is incorporated by reference to pages 12 and 13 of the Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND
-------   SUPPLEMENTARY DATA
          ------------------------
          The information required by this item is incorporated by reference to pages 15 through 27 of the Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS
-------   WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
          ------------------------------
          Not Applicable.

                             PART III
                              --------

         In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 1998
 Annual Meeting of Stockholders.


PAGE

                              PART IV
                              -------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 --------  AND REPORTS ON FORM 8-K
           ---------------------------------------

         (a) 1. Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

                     Report of Independent Certified Public
                     Accountants

                     Consolidated balance sheets -
                     March 31, 1998 and 1997

                     Consolidated statements of operations -
                     years ended March 31, 1998, 1997 and 1996

                     Consolidated statements of shareholders' equity - years ended March 31, 1998, 1997 and 1996

                     Consolidated statements of cash flows -
                     years ended March 31, 1998, 1997 and 1996

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

      (3)(b) By-laws of Forest. Incorporated by reference to Forest's Current Report on Form 8-K dated October
                11, 1994.

        (10)    Material Contracts
                ------------------
                10.1 Benefit Continuation Agreement dated as of December 1, 1989 between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (the "1990 l0-K").

                10.2      Benefit Continuation Agreement dated as
                          of May 27, 1990 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1990 10-K.

                10.3 Benefit Continuation Agreement dated as of April 1, 1995 between Forest and Phillip M. Satow. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "1995 10-K").

                10.4 Option Agreement dated December 10, 1990 between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

                10.5 Option Agreement dated December 10, 1990 between Forest and Kenneth E. Goodman.
                          Incorporated by reference to the 1991
                          10-K.

                10.6      Option Agreement dated December 10,
                          1990 between Forest and Phillip M.
                          Satow.  Incorporated by reference
                          to the 1991 10-K.

                10.7 Split Dollar Life Insurance Agreement dated March 29, 1994 between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 10-K").

                10.8      Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Phillip M. Satow.  Incorporated by
                          reference to the 1994 10-K.

                10.9      Split Dollar Life Insurance Agreement
                          dated March 29, 1994 between Forest and
                          Kenneth E. Goodman.  Incorporated by
                          reference to the 1994 10-K.

                10.10     Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to 1995 10-K.

                10.11     Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Phillip M. Satow. Incorporated by reference to the 1995 10-K.

                10.12     Employment Agreement dated as of
                          September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

                10.13 Employment Agreement dated as of October 24, 1995 by and between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                10.14 Employment Agreement dated June 24, 1998 between Forest and Elaine Hochberg.

                10.15     Employment Agreement dated January 16,
                          1995 between Forest and Mary Prehn.

                10.16     Employment Agreement dated February 23,
                          1998 between Forest and Raymond Stafford.

                10.17 Development and Marketing Agreement dated July 1, 1997 by and among Forest
                          Laboratories, Inc. and FRXC Corp.

                13        Portions of the Registrant's Annual
                          Report to Stockholders.

                22        List of Subsidiaries.  Incorporated by
                          reference to Exhibit 22 to the 1988 10-K.

                23        Consent of BDO Seidman, LLP

                27        Financial Data Schedule.

PAGE

                            SIGNATURES
                            ----------

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  June 29, 1998

                                 FOREST LABORATORIES, INC.
                                 -------------------------


                                 By:   /s/Howard Solomon
                                    ---------------------------
                                     Howard Solomon,
                                     President, Chief Executive
                                     Officer and Director


         Pursuant to the requirements of the Securities Exchange
 Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

 PRINCIPAL EXECUTIVE
 -------------------
 OFFICER:
 -------

   /s/ Howard Solomon              President, Chief         June 29, 1998
 -------------------------         Executive Officer
       Howard Solomon              and Director


 PRINCIPAL FINANCIAL
 -------------------
 AND ACCOUNTING OFFICER:
 ----------------------

 /s/ Kenneth E. Goodman           Executive Vice            June 29, 1998
 -------------------------        President, Operations
     Kenneth E. Goodman           and Chief Financial
                                  Officer and Director

 DIRECTORS


  /s/ Phillip M. Satow            Executive Vice            June 29, 1998
  ----------------------------    President and Director
      Phillip M. Satow


  /s/ George S. Cohan             Director                  June 29, 1998
  ----------------------------
      George S. Cohan

 /s/William J. Candee, III        Director                  June 29, 1998
 ----------------------------
    William J. Candee, III


  /s/ Dan L. Goldwasser           Director                  June 29, 1998
 ----------------------------
      Dan L. Goldwasser



 /s/ Lester B. Salans             Director                  June 29, 1998
-----------------------------
     Lester B. Salans

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------


Board of Directors and Shareholders
Forest Laboratories, Inc.




The audits referred to in our report dated April 30, 1998, relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
---------------------------
BDO Seidman, LLP



New York, New York
April 30, 1998

                                                                                          SCHEDULE II
                            FOREST LABORATORIES, INC. AND SUBSIDIARIES

                                 VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------------------
   Column A                 Column B               Column C                           Column D        Column E
-------------------------------------------------------------------------------------------------------------------

                                                   Additions
-------------------------------------------------------------------------------------------------------------------
                          Balance at      (1)               (2)                                      Balance at
                           beginning   Charged to costs    Charged to other           Deductions-     end of
Description                of period   and expenses        accounts-describe(A)       describe(B)     period
-------------------------------------------------------------------------------------------------------------------


Year ended March 31, 1998:
 Allowance for doubtful
 accounts                  $9,594,000      $3,237,000           $5,640,000               $6,055,000     $12,416,000
                           ==========      ==========           ==========               ==========     ===========

Year ended March 31, 1997:
 Allowance for doubtful
 accounts                  $5,309,000      $4,371,000           $1,143,000               $1,229,000     $ 9,594,000
                           ==========      ==========           ==========               ==========     ===========

Year ended March 31, 1996:
 Allowance for doubtful
 accounts                  $5,016,000      $  514,000          ($  134,000)              $   87,000     $ 5,309,000
                           ==========      ==========           ==========               ==========     ===========





(A)  Includes allowances for wholesale chargebacks, medicaid rebates and cash discounts.
(B)  Includes adjustments for wholesale chargebacks, medicaid rebates, cash discounts and bad debt write-offs.


                                            EXHIBIT 13

                  QUARTERLY STOCK MARKET PRICES



                              HIGH               LOW
                              ----               ---


April-June 1996               25 1/8             18 15/16

July-September 1996           21 9/16            16 1/2

October-December 1996         20 5/16            14 1/8

January-March 1997            21 1/4             15 13/16

April-June 1997               22 9/16            16 1/16

July-September 1997           24 3/16            20 1/16

October-December 1997         24 11/16           20 15/16

January-March 1998            38                 24 5/16



As of June 5, 1998 there were 2,269 stockholders of record of the Company's common stock.


SELECTED FINANCIAL DATA
                                            1998             1997            1996            1995            1994
                                        --------        --------         --------        --------        --------

March 31, (In thousands)
Financial Position:
Current Assets                          $371,647        $359,630         $470,612        $348,969        $345,929
Current Liabilities                      129,889          73,544           89,571          57,649          52,223
Net Current Assets                       241,758         286,086          381,041         291,320         293,706
Total Assets                             744,323         700,281          899,361         757,205         619,211
Total Shareholders' Equity               614,161         626,399          809,517         699,334         566,782


YEAR ENDED MARCH 31, (IN
THOUSANDS, EXCEPT PER SHARE DATA)           1998            1997             1996            1995            1994
                                        --------        --------         --------        --------        --------
Summary of Operations:
Net Sales                               $427,086        $280,745         $446,883        $393,359        $351,641
Other Income                              47,618          28,316           13,061          11,470           9,680
Costs and Expenses                       419,932         348,060          297,569         248,683         235,843
Income (Loss) Before Income
  Taxes (Benefit)                         54,772       (  38,999)         162,375         156,146         125,478
Income Taxes (Benefit)                    18,075       (  15,458)          58,130          55,997          45,280
Net Income (Loss)                         36,697       (  23,541)         104,245         100,149          80,198
Net Income (Loss) Per Share:
   Basic                                   $0.45          ($0.27)           $1.15           $1.13           $0.93
   Diluted                                 $0.44          ($0.27)           $1.12           $1.09           $0.89
Weighted Average Number of
   Common and Common
   Equivalent Shares
   Outstanding (Note A):
      Basic                               80,906          86,018           90,628          88,798          86,544
      Diluted                             83,425          86,018           92,872          91,702          90,080


No dividends were paid on common shares in any period.

A. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share includes the potential dilution that could occur if options and warrants outstanding were included in the weighted average number of common shares outstanding for the period. All amounts give effect to the March 1998 100% stock dividend and the adoption in December 1997 of SFAS No. 128, "Earnings Per Share" (refer to Note 1 of the Company's notes to consolidated financial statements).

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                   -----------------------------------------

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
     --------------------------------------------------


     Board of Directors and Shareholders
     Forest Laboratories, Inc.
     New York, New York

     We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March
     31,   1998   in  conformity  with  generally  accepted   accounting
     principles.

     BDO SEIDMAN, LLP

     New York, New York
     April 30, 1998

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (IN THOUSANDS)

                                                            MARCH 31,
                                                     ----------------------
                                                         1998          1997
                                                     --------      --------

ASSETS
------
Current assets:
  Cash (including cash equivalent investments of     $149,653      $162,842
    $143,423 in 1998 and $157,897 in 1997)
  Marketable securities                                32,199         9,401
  Accounts receivable, less allowances of $12,416
    in 1998 and $9,594 in 1997                         41,464        21,896
  Inventories                                          82,718        92,539
  Deferred income taxes                                47,675        34,896
  Refundable income taxes                               9,432        29,636
  Other current assets                                  8,506         8,420
                                                     --------      --------
    Total current assets                              371,647       359,630
                                                     --------      --------
Marketable securities                                  47,748        17,417
                                                     --------      --------
Property, plant and equipment:
  Land and buildings                                   64,406        64,994
  Machinery and equipment                              43,282        41,994
  Vehicles and other                                    8,577         8,592
                                                     --------      --------
                                                      116,265       115,580

  Less accumulated depreciation                        34,815        32,256
                                                     --------      --------
                                                       81,450        83,324
                                                     --------      --------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $8,117 in 1998 and $7,491
    in 1997                                            16,842        17,468
  License agreements, product rights and other
    intangible assets, net                            197,095       205,785
  Deferred income taxes                                17,639         6,055
  Other                                                11,902        10,602
                                                     --------      --------
                                                      243,478       239,910
                                                     --------      --------

                                                     $744,323      $700,281
                                                     ========      ========


See accompanying notes to consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                                            MARCH 31,
                                                   ------------------------
                                                        1998           1997
                                                   ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                 $ 30,409        $ 22,311
  Accrued expenses                                   70,998          36,976
  Income taxes payable                               28,482          14,257
                                                   --------        --------
    Total current liabilities                       129,889          73,544
                                                   --------        --------
Deferred income taxes                                   273             338
                                                   --------        --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000;
    no shares issued or outstanding
 Common stock $.10 par; shares authorized
   250,000; issued 98,054 shares in 1998 and
   96,672 shares in 1997                              9,805           9,668
 Capital in excess of par                           334,781         309,487
 Retained earnings                                  555,161         518,464
 Other                                            (   4,530)      (     633)
                                                   --------        --------
                                                    895,217         836,986
 Less common stock in treasury, at cost
   (17,651 shares in 1998 and 14,342 shares
   in 1997)                                         281,056         210,587
                                                   --------        --------
                                                    614,161         626,399
                                                   --------        --------
                                                   $744,323        $700,281
                                                   ========        ========


See accompanying notes to consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                                      YEARS ENDED MARCH 31,
                                              ---------------------------------
                                                  1998        1997         1996
                                              --------    --------     --------

Net sales                                     $427,086     $280,745    $446,883
Contract revenue (expense)                      28,102    (   1,904)  (   1,076)
Other income                                    19,516       11,071      14,137
Non-recurring income, net                                    19,149
                                              --------     --------    --------
                                               474,704      309,061     459,944
                                              --------     --------    --------
Costs and expenses:
  Cost of sales                                104,412       85,874      90,485
  Selling, general and administrative          236,370      221,497     172,887
  Research and development                      46,900       40,689      34,197
  Purchased research and development            32,250
                                              --------     --------    --------
                                               419,932      348,060     297,569
                                              --------     --------    --------
Income (loss) before income tax
  expense (benefit)                             54,772    (  38,999)    162,375

Income tax expense (benefit)                    18,075    (  15,458)     58,130
                                              --------     --------    --------
Net income (loss)                             $ 36,697    ($ 23,541)   $104,245
                                              ========     ========    ========
Earnings (loss) per common and common
  equivalent share:

  Basic                                          $0.45       ($0.27)      $1.15
                                                 =====        =====       =====
  Diluted                                        $0.44       ($0.27)      $1.12

Weighted average number of common
  and common equivalent shares outstanding:

   Basic                                        80,906        86,018     90,628
                                                ======        ======     ======
   Diluted                                      83,425        86,018     92,872
                                                ======        ======     ======






See accompanying notes to consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                   -----------------------------------------



(In thousands)


                                                   Common stock   Capital in                     Treasury stock
                                                 ----------------  excess of  Retained           --------------
                                                 Shares    Amount       par   earnings  Other   Shares    Amount
                                                 ------    ------  --------   --------  -----   ------    ------

Balance, April 1, 1995                           95,648   $9,564   $292,143  $437,760  $   458    5,286    $40,591

Shares issued upon exercise of stock options        618       62      8,354
Treasury stock acquired from employees upon
 exercise of stock options                                                                           14        360
Tax benefit related to stock options exercised
 by employees                                                         1,325
Other                                                                                 (  3,443)
Net income                                                                    104,245
                                                  ------  ------   --------   -------   -------   -----    -------
Balance, March 31, 1996                           96,266   9,626    301,822   542,005 (  2,985)   5,300     40,951

Shares issued upon exercise of stock options         406      42      5,844
Treasury stock acquired from employees upon
 exercise of stock options                                                                           14        243
Purchase of treasury stock                                                                        9,028    169,393
Tax benefit related to stock options exercised
 by employees                                                         1,821
Other                                                                                    2,352
Net loss                                                                    (  23,541)
                                                 ------    -----    -------   -------  -------   ------    -------
Balance, March 31, 1997                          96,672    9,668    309,487   518,464 (    633)  14,342    210,587


Shares issued upon exercise of stock options      1,382      137     14,054
Treasury stock acquired from employees upon
 exercise of stock options                                                                            16       360
Purchase of treasury stock                                                                         3,293    70,109
Warrants issued, net of expenses                                      3,500
Tax benefit related to stock options exercised
 by employees                                                         7,740
Other                                                                                 ( 3,897)
Net income                                                                     36,697
                                                 ------   ------   --------  --------  ------    ------   --------
Balance, March 31, 1998                          98,054   $9,805   $334,781  $555,161 ($4,530)   17,651   $281,056
                                                 ======   ======   ========  ========  ======    ======   ========


See accompanying notes to consolidated financial statements.



                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                  YEARS ENDED MARCH 31,
                                           --------------------------------
                                               1998        1997        1996
                                           --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                        $ 36,697   ($ 23,541)   $104,245
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation                           6,660       6,017       4,634
       Amortization                          13,396      13,168      11,885
       Gain on sale of investment in
         unconsolidated affiliate                     (  26,399)
       Gain on sale of assets of
         closed facilities                (     564)
       Deferred income tax benefit        (  24,427)  (  13,077)   (   6,624)
       Foreign currency translation
         (gain) loss                      (   1,036)         57          329
       Equity in income of unconsolidated
         affiliate                                                 (     261)
       Net change in operating assets
         and liabilities:
         Decrease (increase) in:
           Accounts receivable, net       (  19,568)    232,812    ( 105,053)
           Inventories                        8,646   (  33,590)   (  19,986)
           Refundable income taxes           20,204   (  29,636)
           Other current assets           (      86)      4,417    (   6,398)
         Increase (decrease) in:
           Accounts payable                   8,098       8,317    (     240)
           Accrued expenses                  34,022       6,644        6,408
           Income taxes payable              14,225   (  10,988)       5,754
         Increase in other assets         (   1,300)  (     851)   (     455)
                                           --------    --------     --------
             Net cash provided by
               (used in) operating
               activities                    94,967     133,350    (   5,762)
                                            -------    --------     --------
Cash flows from investing activities:
   Purchase of property, plant and
   equipment, net                         (   6,899)  (   9,655)   (  11,645)
  Purchase of investment in
    unconsolidated affiliate                                       (  76,328)
  Proceeds from sale of assets of closed
    facilities                                1,875
  Proceeds from sale of investment in
    unconsolidated affiliate                            102,301
  Purchase of marketable securities:
    Available-for-sale                     ( 75,010)  (  41,606)   (  64,529)
  Redemption of marketable securities:
    Available-for-sale                       19,674      75,118      166,432
    Held-to-maturity                          2,207       2,004        4,504
  Purchase of license agreements, product
    rights and other intangible assets,
    net                                    (  1,352) (  22,250)    (  44,476)
                                            -------   --------      --------
             Net cash provided by
               (used in) investing
               activities                  ( 59,505)   105,912     (  26,042)
                                            -------    -------      --------



See accompanying notes to consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                   YEARS ENDED MARCH 31,
                                            -------------------------------
                                               1998        1997        1996
                                            -------     -------     -------
Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans                              13,830       5,643       8,056
  Tax benefit realized from the exercise
    of stock options by employees              7,740       1,821       1,325
  Purchase of treasury stock, net          (  70,109)  ( 169,393)
                                            --------    --------    --------
           Net cash provided by (used in)
             financing activities          (  48,539)  ( 161,929)      9,381
                                            --------    --------    --------
Effect of exchange rate changes on cash    (     112)      1,966   (   1,645)
                                            --------    --------    --------
Increase (decrease)in cash and cash
  equivalents                              (  13,189)     79,299   (  24,068)
Cash and cash equivalents, beginning
  of year                                    162,842      83,543     107,611
                                            --------    --------    --------
Cash and cash equivalents, end of year      $149,653    $162,842    $ 83,543
                                            ========    ========    ========

Supplemental disclosures of cash flow
 information: (In thousands)

                                               1998        1997        1996
                                            -------     -------     -------
Cash paid during the year for:
  Income taxes                              $20,538     $35,036     $57,675
                                            =======     =======     =======
Supplemental schedule of noncash
  financing activities:

  Accrued license fee                                               $20,000
                                                                    =======
  Issuance of warrants in
    connection with development
    and marketing agreements                 $3,500
                                             ======

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

MARKETABLE SECURITIES: Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of investments in municipal bonds maturing through 2000 and a bond of the Commonwealth of Puerto Rico maturing in 2002.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized using the straight-line method over 25 to 40 years. The costs of obtaining license agreements, product rights and other intangible assets are being amortized using the straight-line method over the estimated lives of the assets, 10 to 40 years.

REVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLAN: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to $5,600,000, $4,100,000 and $3,145,000 for 1998, 1997 and 1996, respectively.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (ASFAS No. 128"), "Earnings Per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by this statement, all periods presented have been restated to comply with the provisions of SFAS
No. 128. The two-for-one stock split effected as a 100% stock dividend in March 1998 has been reflected retroactively for all outstanding common stock.

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

LONG-LIVED ASSETS: Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through March 31, 1998.

STOCK-BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.
The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    ------------------------------------------

1.     SUMMARY SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RECENT ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by the implementation of these new standards.

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, AFinancial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. These standards are not expected to materially impact the Company's disclosures when they are adopted.

2.   EARNINGS PER SHARE:

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                 1998      1997      1996
                               ------    ------    ------

Basic                          80,906    86,018    90,628
Effect of assumed conversion
 of employee stock options
 and warrants                   2,519               2,244
                               ------    ------    ------

Diluted                        83,425    86,018    92,872

Options and warrants to purchase approximately 1,021,000 and 2,608,000 shares of common stock at exercise prices ranging from $24.09 to $30.75 per share were outstanding during a portion of 1998 and 1996, but were not included in the computation of diluted earnings per share because they are anti-dilutive.
For fiscal year 1997 all options and warrants outstanding were anti-dilutive.
These options and warrants expire through 2008.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

3.     ACQUISITIONS:

(A) PRODUCT LICENSES: (i) On March 27, 1998, the Company entered into an agreement with H. Lundbeck A/S ("Lundbeck"), obtaining the U.S. marketing rights to certain products which are in the early stages of development by Lundbeck. The cost to the Company was $32,250,000 which was charged during the fourth quarter of fiscal 1998 to purchased research and development expense.
Royalties are payable to Lundbeck from the future sales, if any, of the products.

(ii) On November 1, 1995, the Company purchased an exclusive product license from Biovail Laboratories, Inc., a wholly owned subsidiary of Biovail
Corporation International ("BCI"), for $20,000,000. The exclusive license is for Tiazac, a once daily formulation of diltiazem. The cost of the acquisition is included in license agreements, product rights and other intangible assets, net and is being amortized, using the straight-line method, over the estimated life of the product of 25 years.

(iii) On September 8, 1995, the Company entered into a Development and Co-
Promotion Agreement, with Berlex Laboratories, Inc., to co-promote the Climara
Patch Product. The Company paid $44,500,000 in connection with the agreement, which is included in license agreements, product rights and other intangible assets, net and is being amortized, using the straight-line method, over the estimated life of the product of 20 years. The Company may be required to make additional payments of up to $50,000,000 based on the performance of the product.


(B) BIOVAIL CORPORATION INTERNATIONAL: On November 1, 1995, the Company purchased approximately 22% of the total outstanding common shares of stock of BCI for $76,328,000. This investment was accounted for under the equity method of accounting. The purchase price exceeded the Company's share of BCI's underlying book value by $68,689,000 which was accounted for as goodwill. The goodwill was amortized, using the straight-line method, based on an estimated life of the investment of 25 years and charged against the equity in income of BCI. For the year ended March 31, 1996, the Company recorded its share of BCI's equity in income, as of BCI's year end of December 31. On May 22, 1996, the Company sold its entire investment in BCI for net proceeds of $102,301,000 which resulted in a net non-recurring gain of $26,399,000 or $17,019,000 after taxes.








                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           ------------------------------------------

4.  BUSINESS OPERATION:

The Company and its subsidiaries, which are located in the United States, the United Kingdom and Ireland, manufacture and market ethical and other pharmaceutical products. Information about the Company's sales and profitability by different geographic areas for the years ended March 31, 1998, 1997 and 1996 follows:


                                Domestic operations
                           ---------------------------
                                                               United
                                              Exports,        Kingdom
                                           principally    and Ireland
1998 (IN THOUSANDS)        United States        Europe     operations    Eliminations  Consolidated
-------------------        -------------   -----------    -----------    ------------  ------------

Net sales to unaffiliated
 customers                      $390,530        $  596       $35,960                      $427,086
Sales between geographic
 areas                                           1,952*                        $1,952
                                --------        ------       -------           -----      --------
Net sales                       $390,530        $2,548       $35,960           $1,952     $427,086
                                ========        ======       =======           ======     ========
Operating profit                $ 14,281        $  127       $ 2,420           $  448     $ 16,380
                                ========        ======       =======           ======
Other income and contract
 revenue, net                                                                               47,618
Unallocated expenses                                                                      (  9,226)
                                                                                            -------
Income before income taxes                                                                 $ 54,772
Identifiable assets                     $476,572             $42,272         $518,843
                                        ========             =======
Corporate assets                                                              225,480
                                                                             --------
Total assets                                                                 $744,323

*AT NORMAL PROFIT MARGINS


                               Domestic operations
                           --------------------------
                                                               United
                                              Exports,        Kingdom
                                           principally    and Ireland
1997 (IN THOUSANDS)        United States        Europe     operations     Eliminations   Consolidated
-------------------        -------------   -----------    -----------     ------------   ------------

Net sales to unaffiliated
 customers                      $247,778        $1,540        $31,427                       $280,745
Sales between geographic areas                   1,200*                         $1,200
                                --------        ------        -------           ------      --------
Net sales                       $247,778        $2,740        $31,427           $1,200      $280,745
                                ========        ======        =======           ======      ========
Operating profit (loss)        ($ 62,585)       $  239        $ 4,534           $  448     ($ 58,260)
Other income and contract
 revenue, net                                                                   28,316
Unallocated expenses                                                         (   9,055)
                                                                               -------
Income (loss) before income tax
 expense (benefit)                                                           ($ 38,999)

Identifiable assets                    $482,423               $31,507         $513,930
Corporate assets                                                               186,351
                                                                              --------
Total assets                                                                  $700,281
                                                                              ========

*AT NORMAL PROFIT MARGINS


                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------

4.  BUSINESS OPERATIONS: (CONTINUED)

                               Domestic operations
                           ---------------------------
                                                                United
                                              Exports,         Kingdom
                                          principally      and Ireland
1996 (IN THOUSANDS)        United States        Europe      operations      Eliminations    Consolidated
-------------------        -------------  ------------     -----------      ------------

Net sales to unaffiliated
 customers                      $413,794        $2,591         $30,498                          $446,883
Sales between geographic areas                  $1,232*                           $1,232
                                --------        ------         -------            ------        --------
Net sales                       $413,794        $3,823         $30,498            $1,232        $446,883
                                ========        ======         =======            ======        ========

Operating profit                $152,494        $1,435         $ 2,755            $  448        $156,236
                                ========        ======         =======            ======
Other income and contract
 revenue, net                                                                                     13,061
Unallocated expenses                                                                            (  6,922)
                                                                                                  ------
Income before income taxes                                                      $162,375
                                                                                ========

Identifiable assets                       $650,339             $31,772          $682,111
                                          ========             =======
Corporate assets                                                                 217,250
                                                                                --------
Total assets                                                                    $899,361
                                                                                ========
*AT NORMAL PROFIT MARGINS


The Company sells primarily in the United States and European markets. Operating profit (loss) is net sales less operating expenses, and does not include contract revenue, other income, unallocated expenses or income taxes (benefit).

Three customers accounted for 13%, 12% and 11%, respectively, of the Company's consolidated net sales for the year ended March 31, 1998. Two customers each accounted for 10% of the Company=s consolidated net sales for the year ended March 31, 1997 and one customer accounted for 12% of the Company=s consolidated net sales for the year ended March 31, 1996.

5.  INVENTORIES:

Inventories consist of the following:


March 31, (IN THOUSANS)                                    1998        1997
                                                         ------      ------

Raw materials                                            $34,723     $29,702
Work in process                                            4,320       2,328
Finished goods                                            43,675      60,509
                                                         -------     -------
                                                         $82,718     $92,539
                                                         =======     =======

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              ------------------------------------------

6.   MARKETABLE SECURITIES:

The composition of the investment portfolio at March 31, was:

                                                Gross       Gross
                                           unrealized  unrealized    Market
                                    Cost        gains      losses     value
                                  ------   ----------  ----------   -------

1998
----

Available-for-sale:
------------------
State and local obligations       $78,247                   ($300)  $77,947


Held-to-maturity:
----------------
Foreign government obligations     2,000         $138                 2,138
                                 -------         ----        ----   -------
                                 $80,247         $138       ($300)  $80,085
                                 =======         ====        ====   =======


1997
----

Available-for-sale:
------------------
State and local obligations       $23,074                  ($463)   $22,611


Held-to-maturity:
-----------------
Foreign government obligations      4,207         $210                 4,417
                                  -------         ----      ----     -------

                                  $27,281         $210     ($463)    $27,028
                                  =======         ====      ====     =======


The contractual maturities of debt securities at March 31, 1998, regardless of their balance sheet classification, consist of the following:

                                                      Amortized        Fair
                                                           cost       value
                                                      ---------       -----

Available-for-sale:
------------------
Less than one year                                       $32,419     $32,199
One to three years                                        45,828      45,748
                                                         -------     -------
                                                          78,247      77,947
                                                         -------     -------
Held-to-maturity:
----------------
Three to ten years                                         2,000       2,138
                                                         -------     -------
                                                         $80,247     $80,085
                                                         =======     =======

The net unrealized holding loss at March 31, 1998, 1997 and 1996 of $300, $463 and $1,445, respectively, from available-for-sale securities is included in Shareholders' equity: Other.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------

7.   OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:


MARCH 31,
(IN THOUSANDS, EXCEPT FOR ESTIMATED LIVES
     WHICH ARE STATED IN YEARS)
-----------------------------------------

                                           Estimated
                                               lives        1998       1997
                                           ---------    --------   --------
License agreements (refer to Note 3)           10-40    $143,162   $141,810
Product rights                                 10-14      37,238     33,738
Trade names                                    20-40      34,190     34,190
Goodwill                                       25-40      29,412     29,412
Non-compete agreements                         10-13      22,987     22,987
Customer lists                                    10       3,506      3,506
Other                                          10-40       2,790      3,561
                                                         -------   --------
                                                         273,285    269,204
Less accumulated amortization                          (  76,190) (  63,419)
                                                        --------    --------
                                                        $197,095    $205,785
                                                        ========    ========

8.   ACCRUED EXPENSES:


Accrued expenses consist of the following:


MARCH 31, (IN THOUSANDS)                                   1998        1997
                                                        -------     -------

Employee compensation and other benefits                $13,867     $11,638
Clinical research                                         7,884       5,677
Royalties                                                 5,933         636
Purchased research and development (refer to Note 3)     32,250
Other                                                    11,064      19,025
                                                        -------     -------
                                                        $70,998     $36,976
                                                        =======     =======

9.   COMMITMENTS:

LEASES: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $7,196,000 for 1998, $7,115,000 for 1997 and $4,158,000
for 1996. Aggregate minimum rentals under noncancellable leases are as follows:

YEAR ENDING MARCH 31, (IN THOUSANDS)
1999                                                              $ 7,657
2000                                                                6,273
2001                                                                5,039
2002                                                                3,352
2003                                                                3,134
Thereafter                                                         24,285
                                                                  -------
                                                                  $49,740
                                                                  =======

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   COMMITMENTS: (CONTINUED)
     -----------

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

In connection with the acquisition of the product license of Tiazac (refer to Note 3), the Company entered into a license agreement. The license agreement provides for an 8% royalty on net sales, as defined. Royalties under this agreement amounted to $7,530,000 for 1998, $2,003,000 for 1997 and $1,043,000
for 1996. The license agreement also required the Company to spend $15,000,000 in advertising and on samples, as defined, in 1996 and 1997.

In connection with the acquisition of the Climara Patch Product (refer to Note
3), the Company will receive a co-promotion fee based on 50% of co-promotion income, as defined. For fiscal year 1998, co-promotion income exceeded co-promotion expense resulting in income of $6,489,000. For fiscal years 1997 and 1996, co-promotion expenses incurred exceeded co-promotion income resulting in a loss of $1,904,000 and $1,076,000, respectively. These amounts have been included in contract revenue (expense).

10.  SHAREHOLDERS' EQUITY:

PREFFERRED STOCK PURCHASE RIGHTS: On September 30, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $.10 per share. Each Right will entitle the holder to buy one one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") at an exercise price of $250 per Right, subject to adjustment. Prior to becoming exercisable, the Rights are evidenced by the certificates representing the common stock and may not be traded apart from the common stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  SHAREHOLDERS EQUITY: (CONTINUED)

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

STOCK OPTIONS: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 15,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three years; expected volatility of 29.61% in 1998, 35.37% in 1997 and 35.37% in 1996; risk-free interest rates between 5.75% and 6.5% in 1998, 6.5% in 1997 and 6.5% in 1996; and expected lives of four to seven years for all three years.

Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                     1998             1997             1996
                                 --------         --------         --------

Net income (loss)
 As reported                     $36,697          ($23,541)        $104,245
 Pro forma                        24,953          ( 27,911)         102,162

Net income (loss) per common
 share - diluted
 As reported                       $0.44            ($0.27)           $1.12
 Pro forma                          0.30            ( 0.32)            1.10


                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------

10.  SHAREHOLDERS' EQUITY: (CONTINUED)

The following table summarizes information about stock options outstanding at March 31, 1998:

                               Options outstanding                            Options exercisable
                  -------------------------------------------------   -------------------------------
                       Number   Weighted-average                           Number
       Range of   outstanding          remaining   Weighted-average   exercisable    Weighted average
exercise prices    at 3/31/98   contractual life     exercise price    at 3/31/98   exercisable price
---------------   -----------   ----------------   ----------------   -----------   -----------------
$ 4.95 to $10.00     732,748                 0.6             $ 5.82       732,748              $ 5.82
 10.01 to  20.00   6,804,390                 4.1              14.92     3,851,283               12.61
 20.01 to  30.75   3,591,276                 6.2              22.16     1,938,514               22.22
                  ----------                 ---             ------     ---------              ------
                  11,128,414                 4.5             $16.66     6,522,545              $14.70

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                            Weighted average
                                                  Shares      exercise price
                                               ---------    ----------------

Shares under option at March 31, 1995
(at $4.25 to $24.09 per share)                  9,490,554         $14.58
Granted (at $20.84 to $22.09 per share)         2,781,800          21.56
Exercised (at $4.96 to $23.31 per share)      (   617,412)         13.66
Cancelled                                     (   314,630)         21.79
                                                ----------         -----
Shares under option at March 31, 1996
(at $4.25 to $24.44 per share)                 11,340,312          16.12
Granted (at $14.84 to $23.28 per share)         4,093,844          18.21
Exercised (at $9.98 to $21.41 per share)      (   405,452)         14.48
Cancelled                                     ( 3,733,190)         21.93
                                               -----------         -----
Shares under option at March 31, 1997
(at $4.25 to $24.09 per share)                 11,295,514          15.02
Granted (at $21.25 to $30.75 per share)         1,763,500          22.20
Exercised (at $4.25 to $23.31 per share)      ( 1,382,342)         10.27
Cancelled                                     (   548,258)         16.37
                                               -----------         -----
Shares under option at March 31, 1998
(at $4.95 to $30.75 per share)                 11,128,414          16.66

Options exercisable at March 31:
 1996                                           7,239,716          13.19
 1997                                           6,730,316          12.89
 1998                                           6,522,545          14.70

Weighted average fair value
of options granted during:
 1996                                              $10.50
 1997                                                8.94
 1998                                                8.86


At March 31, 1998, 1997 and 1996, 422,494, 1,852,444 and 2,057,690 shares, respectively, were available for grant.

                           FOREST LABORATORIES, INC.
                           -------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------
10.  SHAREHOLDERS' EQUITY: (CONTINUED)

In connection with the private investors group arrangement (refer to Note 12), the Company issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company=s common stock at $25.73 per share.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 560,000 warrants, which expire on July 7, 2004, at an exercise price of $22.86 per share which was equal to the then fair market value of the Company's common stock.

Included in the caption Shareholders' equity: Other are the cumulative effects of foreign currency translation adjustments and the unrealized holding loss from available-for-sale securities (net of taxes).

11.  CONTINGENCIES:

The Company is subject to product liability and other claims which management does not believe will have a material effect on the financial position, operations or liquidity of the Company.

The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." Similar actions alleging price discrimination claims under state law are pending against many pharmaceutical manufacturers, including the Company, in 12 state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. Certain manufacturer defendants (but not the Company) reached a settlement of the Federal class action which received court approval in June 1996, pursuant to which they agreed to pay an aggregate of approximately $350 million and make certain commitments with regard to pricing practices. A trial of the Federal class action is scheduled for September 1998. While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies. In March 1996, the Company was informed that the Federal Trade Commission has begun an investigation of the existence of concerted action among 22 pharmaceutical manufacturers, including the Company, with respect to pricing practices. The Company believes that no such concerted activity has taken place involving the Company and intends to cooperate with the FTC's investigation.

                           FOREST LABORATORIES, INC.
                           -------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------

11.  CONTINGENCIES:  (CONTINUED)

Abbott Laboratories ("Abbott") notified the Company that it considers that Infasurf, a lung surfactant licensed by the Company from ONY, Inc. ("ONY"), infringes on the patents on Abbott's Survanta-R-surfactant product. In response, the Company and ONY commenced an action against Abbott seeking a declaration that Infasurf does not infringe the Survanta patents and that the Survanta patents are invalid. The Company believes, following consultation with its patent counsel, that Abbott's claim is without merit.

12.  DEVELOPMENT AND MARKETING AGREEMENT:

On March 27, 1998, the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa, a selective serotonin reuptake inhibitor for the treatment of depression. The term of the agreement is three years upon commencement of physician detailing by the salesforces of Parke-Davis and the Company followed by a residual period for an additional three years. The Company shall pay to Parke-Davis each contract year a co-promotion fee (as defined).

On July 1, 1997, the Company arranged for a private investor group to reimburse the Company for up to $60,000,000 of expenses, over an approximate two-year period, in connection with Celexa's development and marketing. At the date of the agreement, the Company had only recently submitted the product for FDA approval and there could be no assurances as to the approval and/or marketing success of the product. In exchange for the investment, the investors will receive royalties on Celexa's sales commencing fifteen months after FDA approval at varying rates from twenty-five percent to five percent, depending on sales levels. The Company has an option to buy out all but a limited one percent royalty for $85,000,000. The investor group bears all of the financial risks of any amounts so funded. The funded amounts which totaled approximately $21,600,000 in fiscal 1998 are being recorded as contract revenue as they are earned, of which $11,738,000 is included in accounts receivable at March 31, 1998.

In lieu of higher royalty rates, the Company has also issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company's common stock at $25.73 per share (refer to Note 10).

13.  OTHER INCOME:

Other income consists of the following:

YEAR ENDED MARCH 31, (IN THOUSANDS)       1998       1997       1996
                                       -------    -------    -------

Interest and dividends                 $ 9,542    $ 9,698    $12,921
Other income, net                        9,974      1,373      1,216
                                       -------    -------    -------
                                       $19,516    $11,071    $14,137
                                       =======    =======    =======



                           FOREST LABORATORIES, INC.
                           -------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------

13.    OTHER INCOME:  (CONTINUED)

During the last two quarters of fiscal 1998, the Company received payments amounting to $10,000,000 from the settlement in its arbitration with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol, Pharmacia & Upjohn, Inc.'s treatment for urinary incontinence. Pursuant to the terms of settlement, the Company may receive future payments which are dependent upon certain events, including product approvals and sales of Detrol with a maximum payment to the Company of $25,000,000. The payments received were included in other income, net of $2,306,000 of related expenses.

14.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income (loss) before income tax expense (benefit) includes income from foreign operations of $4,451,000, $5,982,000 and $3,540,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

The Company has tax holidays in Ireland which expire in 2010, and Puerto Rico which expired primarily in 1997. The net impact of these tax holidays in 1998 and 1996, was to increase net income and net income per share (diluted) by approximately $2,343,000 and $.03 and $2,131,000 and $.02, respectively. In 1997 the effect was to decrease the net loss and net loss per share (diluted) by approximately $1,149,000 and $.01 per share.

The provision for income taxes (benefit) consists of the following:


YEAR ENDED MARCH 31, (IN THOUSANDS)         1998         1997        1996
----------------------------------       -------      -------     -------

Current:
 U.S. federal                            $34,058     ($ 3,352)    $53,147
 State and local                           5,025     (  2,572)      8,809
 Foreign                                   2,083        1,722       1,473
                                         -------      -------     -------
                                          41,166     (  4,202)     63,429
                                         -------      -------     -------
Deferred:
 Domestic                               ( 24,754)    ( 12,521)   (  6,589)
 Foreign                                     327     (    556)   (     35)
                                         -------      -------     -------
                                        ( 24,427)    ( 13,077)   (  6,624)
                                         -------      -------     -------
Charge in lieu of income taxes,
 relating to the tax effect of
 stock option tax deduction                1,336        1,821       1,325
                                         -------      -------     -------

                                         $18,075     ($15,458)    $58,130
                                         =======      =======     =======

                           FOREST LABORATORIES, INC.
                           -------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------

14.  INCOME TAXES: (CONTINUED)

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $49,666,000 at March 31,1998 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes (benefit) and expected federal income taxes at statutory rates are as follows:


Year ended March 31, (In thousands)                1998        1997         1996
-----------------------------------              -------    -------      -------

Expected federal income taxes (tax benefit)      $19,170   ($13,650)     $56,831
State and local income taxes (tax benefit),
 less federal income tax benefit                   2,740   (  2,120)       5,396
Net benefit of tax-exempt earnings              (  2,316)  (  3,020)    (  2,159)
Tax effect of permanent differences             (  3,532)     2,118     (  2,767)
Other                                              2,013      1,214          829
                                                 -------    -------      -------
                                                 $18,075   ($15,458)     $58,130


Net deferred income taxes consist of the following:


March 31, (IN THOUSANDS)                           1998        1997
                                                -------     -------

Inventory valuation                              $10,921    $10,444
Receivable reserves and other allowances          25,934     21,316
State and local net operating loss
  carryforwards                                    3,841      3,420
Depreciation                                    (  2,430) (   2,030)
Amortization                                       3,226      4,214
Tax credits and other carryforwards                  255        255
Accrued liabilities                                4,434      3,124
Purchased research and development                12,917
Employee stock option tax benefits                 6,404
Other                                           (    461) (     130)
                                                 -------    -------
                                                 $65,041    $40,613
                                                 =======    =======


                           FOREST LABORATORIES, INC.
                           -------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------


15.  QUARTERLY FINANCIAL DATA (UNAUDITED):
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Diluted
                                                        earnings
                                        Net income/       (loss)
              Net sales   Gross profit        (loss)   per share
              ---------   ------------  -----------    ---------

1998
----
First quarter  $ 86,366        $64,062      $   659        $.01
Second quarter  104,461         79,413       15,516         .19
Third quarter   115,942         88,226       19,484         .24
Fourth quarter  120,317         90,973        1,038         .01

1997
----
First quarter   $90,316        $70,511      $21,866        $.24
Second quarter   90,182         67,499        5,573         .06
Third quarter    40,604         20,377     ( 32,313)      ( .38)
Fourth quarter   59,643         36,484     ( 18,667)      ( .23)


During the last two quarters of fiscal 1998, the Company received payments amounting to $10,000,000 from the settlement in its arbitration with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol, Pharmacia & Upjohn, Inc.'s treatment for urinary incontinence (refer to Note 13.) The payments received were recorded in other income, net of $2,306,000 of related expenses.

During the fourth quarter of fiscal 1998, the Company entered into an agreement with Lundbeck, for the United States marketing rights to certain products under development by Lundbeck. The Company recognized a $32,250,000 charge for the agreement and has recorded the charge as purchased research and development expense in the last quarter of fiscal 1998 (refer to Note 3.)

During the first quarter of fiscal 1997, the Company reported a net non-recurring gain of $19,149,000 or $12,687,000 ($.14 per diluted share) after taxes. The gain resulted from the sale of the Company's approximate 22% equity holding in Biovail Corporation International which resulted in a gain of $26,399,000 or $17,019,000 ($.18 per diluted share) after taxes partially offset by non-recurring charges of $7,250,000 or $4,332,000 ($.05 per diluted share) after tax for expenses relating to the closing of certain of the Company's facilities and for a reserve for the estimated cost of settlement of certain litigations.

During the third fiscal quarter of 1997, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, and thus improve profit margins in future periods. As a result of this policy change, distributors deferred purchases of products in order to reduce their inventories to minimal levels. Lower sales resulting from this policy change, as well as lower sales of Lorcet due to generic competition and lower prices received for the Company's generic product line, were principally responsible for the losses reported during the last two quarters of fiscal 1997.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------



    FINANCIAL CONDITION AND LIQUIDITY
    ---------------------------------

    Net current assets decreased by $44,328,000 during fiscal 1998. During the year the Company purchased an additional 3,293,000 shares of the Company's common stock at a cost of $70,109,000. During the third quarter, the Company announced that its Board of Directors had authorized the purchase, from time to time, of an additional 4,000,000 shares of outstanding common stock bringing the total authorization to 17,000,000 shares. At March 31, 1998, the Company had repurchased a total of 12,321,000 shares at a cost of $239,502,000. As a result of sales returning to more normal levels (refer to Results of Operations below), inventories declined $9,821,000, net of a buildup of Celexa inventory, the Company's selective serotonin reuptake inhibitor for depression, which the Company anticipates will be launched during the second quarter of fiscal 1999, and trade accounts receivable increased $6,020,000. Other accounts receivable increased $13,548,000 primarily from the Company's arrangement with a private investor group to reimburse the Company for up to $60,000,000 of expenses, over an approximate two-year period, in connection with development and marketing costs for Celexa. The increase in deferred income taxes - current was due to various sales allowances that are not currently deductible for tax purposes. Accrued expenses at March 31, 1998 include $32,250,000 for an arrangement the Company entered into with
    H. Lundbeck A/S of Denmark for the United States marketing rights to certain products under development by Lundbeck. The amount was charged to purchased research and development but is not currently deductible for tax purposes, resulting in the increases in deferred income taxes
    - noncurrent and income taxes payable.

    Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.

    RESULTS OF OPERATIONS
    ---------------------

    In December 1996, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, and thus improve profit margins in future periods. The result of this policy change was that distributors deferred purchases of products until such time as they had reduced their inventories to minimal levels, resulting in lower sales. Lower sales resulting from this policy change were principally responsible for the losses reported during the last two quarters of the 1997 fiscal year and the modest earnings reported in the first quarter of the current fiscal year. During the last three quarters of the current fiscal year, sales were not adversely affected by the destocking of wholesalers' inventories. The Company believes that sales now more closely reflect prescription demand for its products.

    Net sales for fiscal 1998 increased $146,341,000 from fiscal 1997 which was adversely affected by the destocking of wholesalers' inventories as discussed above. During the year, as sales returned to more normal levels, the Company's principal promoted products, particularly Aerobid and Tiazac, experienced higher unit sales and accounted for most of the increase. Aerobid, which returned to normal

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
                     ------------------------------------------

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

    levels during the second quarter of the current fiscal year, accounted for $47,142,000 of the increase in fiscal 1998, despite a decline in prescriptions for the product as a result of new competitive products in the inhaled steroid market. Tiazac, Cervidil and the Company's other promoted products contributed $70,541,000, principally all of which was due to volume increases. The Company's older and less promoted products added $41,152,000 to the net sales increase, also due principally to volume increases following fiscal 1997's reduced sales levels. These increases were offset by a $12,494,000 decline in sales of the Company's generic products as a result of continuing price and volume competition, a trend which the Company expects will continue in future years. Net sales for fiscal 1997 decreased $166,138,000 from fiscal 1996 due principally to the Company's decision to eliminate trade incentives on all of its branded products, as discussed above. $146,342,000 of the decrease was attributable to volume declines and $19,796,000 was due to price declines. The principal volume declines, amounting to $126,949,000, resulted from lower sales of Aerobid, Lorcet-R- and the Company's generic products. Other unpromoted products accounted for the remaining net volume decline of $19,393,000, which was also due to distributors reducing inventory levels. The principal price declines resulted from heightened pricing competition in the Company's generic business.

    Contract revenue (expense) for fiscal 1998 includes $21,613,000 from the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa. This arrangement was not in effect in prior years. The remainder of the increase was a result of co-promotion income on sales of Climara, now exceeding co-promotion expenses as compared to losses in prior years.

    Non-recurring income in fiscal 1997 represents a net non-recurring gain from the sale of the Company's equity holding in Biovail Corporation International of $26,399,000 partially offset by non-recurring charges of $7,250,000 for expenses relating to the closing of certain of the Company's facilities and for the estimated cost of settlement of certain litigation.

    Other income for fiscal 1998 includes $10,000,000 less $2,306,000 of related expenses from the settlement with Pharmacia & Upjohn, Inc.
    with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The Company may receive the remaining $15,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol, over the next five quarters.

    Cost of sales as a percentage of sales was 24% in fiscal 1998, 31% in fiscal 1997 and 20% in fiscal 1996. As a result of sales returning to more normal levels during the current period, the proportion of high margin branded products to total product sales increased significantly and together with improved overhead absorption from higher production levels, resulted in improved profit margins. The increase during fiscal 1997 was due primarily to lower sales of high margin branded products which was a result of trade inventory reductions, a higher percentage of low margin generic product sales which were not affected by trade inventory reductions, lower prices received on generic products due to heightened competition, and under absorbed overhead which resulted from lower production levels needed to support lower sales.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    ------------------------------------------

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -----------------------------------------------------------

                            AND RESULTS OF OPERATIONS
                            -------------------------

    Selling, general and administrative expense increased $14,873,000 during fiscal 1998. The increase was principally due to costs incurred in conjunction with the upcoming launch of Celexa, including a further expansion during the current fiscal year of the Company's salesforce by approximately 200 representatives. These increased expenses, together with the research and development expenses related to Celexa, were reimbursed by the private investor group as discussed above. The increase during fiscal 1997 reflected the full year's impact of the expansion of the Company's U.S. salesforce by 200 representatives during that fiscal year and for costs incurred in conjunction with the launches of Tiazac and Monurol and for a write-down of accounts receivable owed to the Company by Foxmeyer Drug.

    The increases in research and development expense during the periods presented were due to costs associated with conducting clinical trials in order to obtain approval for new products and from staff increases and associated costs required to support an increased number of products under development and submitted to the FDA. During the 1998 fiscal year, particular emphasis was placed on clinical studies and new formulations for Aerobid and on clinical studies for Celexa.

    Purchased research and development of $32,250,000 resulted from the Company's license of three products from H. Lundbeck A/S which are in early stages of development.

    Income tax expense as a percentage of income before taxes was 33% in fiscal 1998, as compared to 36%, which was the Company's effective tax rate prior to last year's net loss. The lower effective rate was due principally to a decrease in proportion of the Company's profit derived from fully taxable operations, as compared to tax-exempt operations, and tax-free interest income and from increases in the amounts of tax credits.

    The Company expects to continue its profitability into fiscal 1999 as sales of current products continue at normal levels following the reduction of trade inventories. The continuing decline in the generic market should be offset by increases in the sales of recently launched and growing products, such as Cervidil and Tiazac, as well as from new products, such as Celexa, when they are brought to market.

    At March 31, 1998, primarily all computer systems and software (the "Systems") of the Company's U.S. operations are Year 2000 compliant. Presently, the Company=s European subsidiaries are preparing to replace existing Systems that are not Year 2000 compliant. The Company anticipates that all Systems will be compliant by the end of 1999. Management believes that the cost to modify these Systems is immaterial.

    Inflation has not had a material effect on the Company's operations for the periods presented.


                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------

    FORWARD LOOKING STATEMENTS  Except for the historical information
    --------------------------
    contained herein, the Management Discussion and other portions of this annual report contain forward looking statements that involve a number or risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                                               EXHIBIT 10.14

                         EMPLOYMENT AGREEMENT
                         --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and ELAINE HOCKBERG (the "Executive"), dated as of the 24th day of June 1997.

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

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

          1.   Certain Definitions:
               -------------------
                 (a)  The "Effective Date" shall mean the first date
                      during the Change of  Control Period (as defined
                      in Section  1(b) on  which  a  Change of Control
                      (as  defined  in Section  2) occurs.  Anything in
                      this  Agreement to  the contrary notwithstanding,
                      if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with  or  anticipation of a Change  of  Control,
                      then for all purposes of this Agreement the "Effective Date" shall mean the date immediately
                      prior  to  the  date  of  such  termination   of
                      employment.

                (b)   The  "Change of Control Period" shall  mean
                      the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.


          2.   Change of Control. For the purpose of this Agreement,
               -----------------
               a "Change of  Control" shall mean:

               (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the
                    Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

               (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such Iindividual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

               (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Consolidation"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing such Business Combination; or

               (d)  Approval by the shareholders of the Company of a
                    complete  liquidation  or  dissolution  of   the
                    Company.

          3.   Employment  Period.   The Company  hereby  agrees  to
               ------------------
               continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.
               -------------------
               (a)  Position and Duties.
                    -------------------
                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties, and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

                    (ii) During the Employment Period, and excluding
                         any  periods of vacation and sick leave  to
                         which   the  Executive  is  entitled,   the
                         Executive   agrees  to  devote   reasonable
                         attention  and time during normal  business
                         hours  to the business and affairs of   the
                         Company  and,  to the extent  necessary  to
                         discharge the responsibilities assigned  to
                         the   Executive  thereunder,  to  use   the
                         Executive's  reasonable  best  efforts   to
                         perform  faithfully  and  efficiently  such
                         responsibilities.   During  the  Employment
                         Period it shall not be a violation of  this
                         Agreement for the Executive to (A) serve on
                         corporate,  civic or charitable  boards  or
                         committees,  (B) deliver lectures,  fulfill
                         speaking    engagements   or    teach    at
                         educational  institutions  and  (C)  manage
                         personal  investments,  so  long  as   such
                         activities  do not significantly  interfere
                         with  the  performance of  the  Executive's
                         responsibilities  as  an  employee  of  the
                         Company  in accordance with this Agreement.
                         It  is expressly understood and agreed that
                         to   the  extent  that any such  activities
                         have  been conducted by the Executive prior
                         to   the   Effective  Date,  the  continued
                         conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

               (b)  Compensation.
                    ------------
                    (i)  Base  Salary. During the Employment Period,
                         ------------
                         the  Executive shall receive an annual base
                         salary ("Annual Base Salary"), which  shall
                         be  paid at a Monthly rate, at least  equal
                         to  twelve  times the highest monthly  base
                         salary paid or payable, including any  base
                         salary  which has been earned but deferred,
                         to  the  Executive by the Company  and  its
                         affiliated  companies  in  respect  of  the
                         twelve-month  period immediately  preceding
                         the  month  in  which  the  Effective  Date
                         occurs.  During the Employment Period,  the
                         Annual  Base  Salary shall be  reviewed  no
                         more  than 12 months after the last  salary
                         increase awarded to the Executive prior  to
                         the  Effective Date and thereafter at least
                         annually.   Any  increase  in  Annual  Base
                         Salary   shall  not  serve  to   limit   or
                         reduce   any   other  obligation   to   the
                         Executive  under  this  Agreement.   Annual
                         Base Salary shall not be reduced after  any
                         such  increase  and the  term  Annual  Base
                         Salary as utilized in this Agreement  shall
                         refer   to   Annual  Base  Salary   as   so
                         increased.   As  used in   this  Agreement,
                         the   term,  "affiliated  companies"  shall
                         include   any   company   controlled    by,
                         controlling or under common control with the Company.

                    (ii) Annual  Bonus.  In addition to Annual  Base
                         -------------
                         Salary, the Executive shall be awarded, for
                         each   fiscal   year  ending   during   the
                         Employment  Period, an  annual  bonus  (the
                         "Annual  Bonus") in cash at least equal  to
                         the highest aggregate amount awarded to the
                         Executive under all annual bonus, incentive
                         and other similar plans of the Company with
                         respect  to  any  of the  last  three  full
                         fiscal  years  prior to the Effective  Date
                         (annualized in the event that the Executive
                         was  not  employed by the Company  for  the
                         whole  of  such fiscal year)  (the  "Recent
                         Annual  Bonus").   Each such  Annual  Bonus
                         shall be paid no later than the end of  the
                         third   month  of  the  fiscal  year   next
                         following  the  fiscal year for  which  the
                         Annual   Bonus  is  awarded,   unless   the
                         Executive shall elect to defer the receipt of such Annual Bonus.

                   (iii) Incentive, Savings and Retirement Plans.
                         ---------------------------------------
                         During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices and policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                    (iv) Welfare   Benefit   Plans.    During    the
                         -------------------------
                         Employment     Period, the Executive and/or
                         the Executive's family, as the case may be,
                         shall be eligible for participation in  and
                         shall  receive  all benefits under  welfare
                         benefit  plans,  practices,  policies   and
                         programs  provided by the Company  and  its
                         affiliated  companies  (including,  without
                         limitation, medical, prescription,  dental,
                         disability,  employee  life,  group   life,
                         accidental   death  and   travel   accident
                         insurance plans and programs) to the extent
                         applicable   generally   to   other    peer
                         executives   of   the   Company   and   its
                         affiliated companies, but in no event shall
                         such   plans,   practices,   policies   and
                         programs   provide   the   Executive   with
                         benefits  which are less favorable  in  the
                         aggregate, than the most favorable of  such
                         plans, practices, policies and programs  in
                         effect for the Executive at any time during
                         the  120-day  period immediately  preceding
                         the    Effective   Date   or,    if    more
                         favorable to the Executive, those  provided
                         generally  at any time after the  Effective
                         Date  to  other  peer  executives  of   the
                         Company and its affiliated companies.

                    (v)  Expenses.   During  the Employment  Period,
                         --------
                         the  Executive shall be entitled to receive
                         prompt  reimbursement  for  all  reasonable
                         expenses  incurred  by  the  Executive   in
                         accordance   with   the   most    favorable
                         policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as is effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (vi) Fringe  Benefits.   During  the  Employment
                         -----------------
                         Period, the Executive shall be entitled  to
                         fringe    benefits,   including,    without
                         limitation,  tax  and  financial   planning
                         services,  payment of club  dues,  and,  if
                         applicable,   use  of  an  automobile   and
                         payment  of related expenses, in accordance
                         with  the  most favorable plans, practices,
                         programs  and policies of the  Company  and
                         its  affiliated companies in effect for the
                         Executive  at any time during  the  120-day
                         period  immediately preceding the Effective
                         Date   or,   if  more  favorable   to   the
                         Executive,  as in effect generally  at  any
                         time  thereafter with respect to other peer
                         executives   of   the   Company   and   its
                         affiliated companies.

                   (vii) Office and Support Staff.  During the
                         ------------------------
                         Employment Period, the Executive  shall  be
                         entitled to an office or offices of a  size
                         and     with    furnishings    and    other
                         appointments,  and  to  exclusive  personal
                         secretarial and other assistance, at  least
                         equal   to  the  most  favorable   of   the
                         foregoing provided to the Executive by  the
                         Company and its affiliated companies at any
                         time  during the 120-day period immediately
                         preceding  the Effective Date or,  if  more
                         favorable  to  the Executive,  as  provided
                         generally  at  any  time  thereafter   with
                         respect to other peer executives of the Company and its affiliated companies.

                 (viii)  Vacation.   During  the   Employment
                         --------
                         Period, the Executive shall be entitled  to
                         paid  vacation in accordance with the  most
                         favorable  plans,  policies,  programs  and
                         practices of the Company and its affiliated
                         companies as in effect for the Executive at
                         any   time   during  the   120-day   period
                         immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.


          5.   Termination of Employment.
               -------------------------

               (a)  Death or Disability.  The Executive's employment
                    -------------------
                    shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

               (b)  Cause.    The   Company   may   terminate    the
                    -----
                    Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:


                    (i) the willful and continues failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

                    (ii) the  willful  engaging by the Executive  in
                         illegal conduct or gross misconduct which is naturally and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or
(ii) above, and specifying the particulars thereof in detail.

               (c)  Good Reason.  The Executive's employment may  be
                    -----------
                    terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                    (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                    (ii) any  failure by the Company to comply  with
                         any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is

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

                    (iv) any purported termination by the Company of
                         the Executive's employment otherwise than as expressly permitted by this Agreement; or

                    (v)  any  failure by the Company to comply  with
                         and   satisfy   Section   11(c)   of   this
                         Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

               (d)  Notice  of Termination.  Any termination by  the
                    ----------------------
                    Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and
                    (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

               (e)  Date  of  Termination.   "Date  of  Termination"
                    ---------------------
                    means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.   Obligations of the Company upon Termination.
               -------------------------------------------
               (a)  Good  Reason:   Other Than for Cause,  Death  or
                    ------------------------------------------------
                    Disability.   If, during the Employment  Period,
                    ----------
                    the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

                    (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         A.   the  sum of (1) the Executive's Annual
                              Base   Salary  through  the  Date   of
                              Termination   to   the   extent    not
                              theretofore paid, (2) the  product  of
                              (x)  the  higher  of  (i)  the  Recent
                              Annual Bonus and (II) the Annual Bonus
                              paid  or payable, including any  bonus
                              or  portion  thereof  which  has  been
                              earned  but  deferred (and  annualized
                              for any fiscal year consisting of less
                              than  twelve  full  months  or  during
                              which  the Executive was employed  for
                              less than twelve full months), for the
                              most  recently completed  fiscal  year
                              during  the Employment Period, if  any
                              (such higher amount being referred  to
                              as the "Highest Annual Bonus") and (y)
                              a  fraction, the numerator of which is
                              the  number  of  days in  the  current
                              fiscal   year  through  the  Date   of
                              Termination,  and the  denominator  of
                              which  is 365 and (3) any compensation
                              previously  deferred by the  Executive
                              (together with any accrued interest of
                              earnings  thereon)  and  any   accrued
                              vacation  pay,  in each  case  to  the
                              extent  not theretofore paid (the  sum
                              of  the  amounts described in  clauses
                              (1),   (2)   and   (3)      shall   be
                              hereinafter   referred   to   as   the
                              "Accrued Obligations); and


                         B.   the amount equal to the product of (1)
                              three  and  (2)  the sum  of  (x)  the
                              Executive's Annual Base Salary and (y)
                              the Highest Annual Bonus; and

                         C.   an  amount equal to the excess of  (a)
                              the   actuarial  equivalent   of   the
                              benefit  under the Company's qualified
                              defined   benefit   retirement    plan
                              (the"Retirement   Plan")    (utilizing
                              actuarial    assumptions    no    less
                              favorable to the Executive than  those
                              in    effect   under   the   Company's
                              Retirement Plan immediately  prior  to
                              the Effective Date), and any excess or
                              supplemental retirement plan in  which
                              the  Executive participates (together,
                              the  "SERP") which the Executive would
                              receive  if the Executive's employment
                              continued  for three years  after  the
                              Date  of Termination assuming for this
                              purpose that all accrued benefits  are
                              fully  vested, and, assuming that  the
                              Executive's compensation  in  each  of
                              the  three  years is that required  by
                              Section  4(b)(i) and Section 4(b)(ii),
                              over  (b) the actuarial equivalent  of
                              the  Executive's actual benefit  (paid
                              or   payable),  if  any,   under   the
                              Retirement Plan and the SERP as of the
                              Date of Termination.

                    (ii) for  three years after the Executive's Date
                         of  Termination, or such longer  period  as
                         may   be  provided  by  the  terms  of  the
                         appropriate  plan,  program,  practice   or
                         policy, the Company shall continue benefits
                         to  the  Executive and/or  the  Executive's
                         family at least equal to those which  would
                         have  been  provided to them in  accordance
                         with the plans,     programs, practices and
                         policies  described in Section 4(b)(iv)  of
                         this    Agreement   if   the    Executive's
                         employment had not been terminated  or,  if
                         more  favorable  to the  Executive,  as  in
                         effect  generally  at any  time  thereafter
                         with  respect  to other peer executives  of
                         the  Company  and its affiliated  companies
                         and their families, provided, however, that
                         if  the  Executive becomes reemployed  with
                         another employer provided plan, the medical
                         and other welfare benefits described herein
                         shall  be secondary to those provided under
                         such  other  plan  during  such  applicable
                         period  of  eligibility.  For  purposes  of
                         determining eligibility (but not  the  time
                         of   commencement  of  benefits)   of   the
                         Executive for retiree benefits pursuant  to
                         such   plans,   practices,   programs   and
                         policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

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

               b)   Death.    If   the  Executive's  employment   is
                    -----
                    terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

               (c)  Disability.   If the Executive's  employment  is
                    ----------
                    terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (d)  Cause:  Other  than  for Good  Reason.   If  the
                    -------------------------------------
                    Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z)

                    Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment of provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash
                    within 30 days of the Date of      Termination.

          7.   Non-exclusivity of Rights.  Nothing in this Agreement
               -------------------------
               shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8.   Full  Settlement.  The Company's obligation  to  make
               ----------------
               the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.   Certain Reductions of Payments.
               -------------------------------
               (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
                    Section 280G of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 280G of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 280G(d)(4) of the Code.

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

               (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under
                    Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in
                    Section 7872(f)(2) of the Code.

          10.  Confidential Information.  The Executive  shall  hold
               ------------------------
               in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the
               Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement), After termination of the Executive's employment with the Company, the Executive shall not, without prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          11.  Successors.
               ----------
               (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assigned by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representative.

               (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

               (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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

               (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                         If to the Executive:

                         Elaine Hochberg
                         73 Christopher Street
                         Montclair, N.J.  07042

                         If to the Company:

                         Forest Laboratories, Inc.
                         Attention:  President
                         909 Third Avenue
                         New York, New York 10022


                    or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by addressee.

               (c)  The invalidity  or  unenforceability  of   any
                    provision of this Agreement shall not affect the
                    validity   or   enforceability  of   any   other
                    provision of this Agreement.

                    i. The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                    ii. The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                    iii. The  Executive and the Company  acknowledge
                         that,  except as may otherwise be  provided
                         under  any  written agreement  between  the
                         Executive  and the Company, the  employment
                         of  the  Executive by the  Company  is  "at
                         will"  and, subject to Section i(a) hereof,
                         prior   to   the   Effective   Date,    the
                         Executive's    employment    and/or    this
                         Agreement  may be terminated by either  the
                         Executive or the Company at any time  prior
                         to  the  Effective Date, in which case  the
                         Executive  shall  have  no  further  rights
                         under  this Agreement.  From and after  the
                         Effective   Date   this   Agreement   shall
                         supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                         ---------------------------
                                         ELAINE HOCHBERG




                                        FOREST LABORATORIES, INC.
                                        By:





                                        -----------------------------
                                        KENNETH E GOODMAN
                                        Vice President-Finance

                                        EXHIBIT 10.15

                         EMPLOYMENT AGREEMENT
                         --------------------


AGREEMENT  by  and  between  FOREST LABORATORIES,  INC.  Company,  a
Delaware  corporation  (the  "Company") and  MARY PREHN  (the
"Executive"), dated as of the 16th day of January 1995.

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

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

          1.   Certain Definitions:
               -------------------
                 (a)  The "Effective Date" shall mean the first date
                      during the Change of  Control Period (as defined
                      in Section  1(b) on  which  a  Change of Control
                      (as  defined  in Section  2) occurs.  Anything in
                      this  Agreement to  the contrary notwithstanding,
                      if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with  or  anticipation of a Change  of  Control,
                      then for all purposes of this Agreement the "Effective Date" shall mean the date immediately
                      prior  to  the  date  of  such  termination   of
                      employment.

                (b)   The  "Change of Control Period" shall  mean
                      the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.


          2.   Change of Control. For the purpose of this Agreement,
               -----------------
               a "Change of  Control" shall mean:

               (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the
                    Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

               (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such Iindividual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

               (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Consolidation"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing such Business Combination; or

               (d)  Approval by the shareholders of the Company of a
                    complete  liquidation  or  dissolution  of   the
                    Company.

          3.   Employment  Period.   The Company  hereby  agrees  to
               ------------------
               continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.
               -------------------
               (a)  Position and Duties.
                    -------------------
                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties, and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

                    (ii) During the Employment Period, and excluding
                         any  periods of vacation and sick leave  to
                         which   the  Executive  is  entitled,   the
                         Executive   agrees  to  devote   reasonable
                         attention  and time during normal  business
                         hours  to the business and affairs of   the
                         Company  and,  to the extent  necessary  to
                         discharge the responsibilities assigned  to
                         the   Executive  thereunder,  to  use   the
                         Executive's  reasonable  best  efforts   to
                         perform  faithfully  and  efficiently  such
                         responsibilities.   During  the  Employment
                         Period it shall not be a violation of  this
                         Agreement for the Executive to (A) serve on
                         corporate,  civic or charitable  boards  or
                         committees,  (B) deliver lectures,  fulfill
                         speaking    engagements   or    teach    at
                         educational  institutions  and  (C)  manage
                         personal  investments,  so  long  as   such
                         activities  do not significantly  interfere
                         with  the  performance of  the  Executive's
                         responsibilities  as  an  employee  of  the
                         Company  in accordance with this Agreement.
                         It  is expressly understood and agreed that
                         to   the  extent  that any such  activities
                         have  been conducted by the Executive prior
                         to   the   Effective  Date,  the  continued
                         conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

               (b)  Compensation.
                    ------------
                    (i)  Base  Salary. During the Employment Period,
                         ------------
                         the  Executive shall receive an annual base
                         salary ("Annual Base Salary"), which  shall
                         be  paid at a Monthly rate, at least  equal
                         to  twelve  times the highest monthly  base
                         salary paid or payable, including any  base
                         salary  which has been earned but deferred,
                         to  the  Executive by the Company  and  its
                         affiliated  companies  in  respect  of  the
                         twelve-month  period immediately  preceding
                         the  month  in  which  the  Effective  Date
                         occurs.  During the Employment Period,  the
                         Annual  Base  Salary shall be  reviewed  no
                         more  than 12 months after the last  salary
                         increase awarded to the Executive prior  to
                         the  Effective Date and thereafter at least
                         annually.   Any  increase  in  Annual  Base
                         Salary   shall  not  serve  to   limit   or
                         reduce   any   other  obligation   to   the
                         Executive  under  this  Agreement.   Annual
                         Base Salary shall not be reduced after  any
                         such  increase  and the  term  Annual  Base
                         Salary as utilized in this Agreement  shall
                         refer   to   Annual  Base  Salary   as   so
                         increased.   As  used in   this  Agreement,
                         the   term,  "affiliated  companies"  shall
                         include   any   company   controlled    by,
                         controlling or under common control with the Company.

                    (ii) Annual  Bonus.  In addition to Annual  Base
                         -------------
                         Salary, the Executive shall be awarded, for
                         each   fiscal   year  ending   during   the
                         Employment  Period, an  annual  bonus  (the
                         "Annual  Bonus") in cash at least equal  to
                         the highest aggregate amount awarded to the
                         Executive under all annual bonus, incentive
                         and other similar plans of the Company with
                         respect  to  any  of the  last  three  full
                         fiscal  years  prior to the Effective  Date
                         (annualized in the event that the Executive
                         was  not  employed by the Company  for  the
                         whole  of  such fiscal year)  (the  "Recent
                         Annual  Bonus").   Each such  Annual  Bonus
                         shall be paid no later than the end of  the
                         third   month  of  the  fiscal  year   next
                         following  the  fiscal year for  which  the
                         Annual   Bonus  is  awarded,   unless   the
                         Executive shall elect to defer the receipt of such Annual Bonus.

                   (iii) Incentive, Savings and Retirement Plans.
                         ---------------------------------------
                         During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices and policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                    (iv) Welfare   Benefit   Plans.    During    the
                         -------------------------
                         Employment     Period, the Executive and/or
                         the Executive's family, as the case may be,
                         shall be eligible for participation in  and
                         shall  receive  all benefits under  welfare
                         benefit  plans,  practices,  policies   and
                         programs  provided by the Company  and  its
                         affiliated  companies  (including,  without
                         limitation, medical, prescription,  dental,
                         disability,  employee  life,  group   life,
                         accidental   death  and   travel   accident
                         insurance plans and programs) to the extent
                         applicable   generally   to   other    peer
                         executives   of   the   Company   and   its
                         affiliated companies, but in no event shall
                         such   plans,   practices,   policies   and
                         programs   provide   the   Executive   with
                         benefits  which are less favorable  in  the
                         aggregate, than the most favorable of  such
                         plans, practices, policies and programs  in
                         effect for the Executive at any time during
                         the  120-day  period immediately  preceding
                         the    Effective   Date   or,    if    more
                         favorable to the Executive, those  provided
                         generally  at any time after the  Effective
                         Date  to  other  peer  executives  of   the
                         Company and its affiliated companies.

                    (v)  Expenses.   During  the Employment  Period,
                         --------
                         the  Executive shall be entitled to receive
                         prompt  reimbursement  for  all  reasonable
                         expenses  incurred  by  the  Executive   in
                         accordance   with   the   most    favorable
                         policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as is effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (vi) Fringe  Benefits.   During  the  Employment
                         -----------------
                         Period, the Executive shall be entitled  to
                         fringe    benefits,   including,    without
                         limitation,  tax  and  financial   planning
                         services,  payment of club  dues,  and,  if
                         applicable,   use  of  an  automobile   and
                         payment  of related expenses, in accordance
                         with  the  most favorable plans, practices,
                         programs  and policies of the  Company  and
                         its  affiliated companies in effect for the
                         Executive  at any time during  the  120-day
                         period  immediately preceding the Effective
                         Date   or,   if  more  favorable   to   the
                         Executive,  as in effect generally  at  any
                         time  thereafter with respect to other peer
                         executives   of   the   Company   and   its
                         affiliated companies.

                   (vii) Office and Support Staff.  During the
                         ------------------------
                         Employment Period, the Executive  shall  be
                         entitled to an office or offices of a  size
                         and     with    furnishings    and    other
                         appointments,  and  to  exclusive  personal
                         secretarial and other assistance, at  least
                         equal   to  the  most  favorable   of   the
                         foregoing provided to the Executive by  the
                         Company and its affiliated companies at any
                         time  during the 120-day period immediately
                         preceding  the Effective Date or,  if  more
                         favorable  to  the Executive,  as  provided
                         generally  at  any  time  thereafter   with
                         respect to other peer executives of the Company and its affiliated companies.

                 (viii)  Vacation.   During  the   Employment
                         --------
                         Period, the Executive shall be entitled  to
                         paid  vacation in accordance with the  most
                         favorable  plans,  policies,  programs  and
                         practices of the Company and its affiliated
                         companies as in effect for the Executive at
                         any   time   during  the   120-day   period
                         immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.


          5.   Termination of Employment.
               -------------------------

               (a)  Death or Disability.  The Executive's employment
                    -------------------
                    shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

               (b)  Cause.    The   Company   may   terminate    the
                    -----
                    Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:


                    (i) the willful and continues failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

                    (ii) the  willful  engaging by the Executive  in
                         illegal conduct or gross misconduct which is naturally and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or
(ii) above, and specifying the particulars thereof in detail.

               (c)  Good Reason.  The Executive's employment may  be
                    -----------
                    terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                    (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                    (ii) any  failure by the Company to comply  with
                         any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is

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

                    (iv) any purported termination by the Company of
                         the Executive's employment otherwise than as expressly permitted by this Agreement; or

                    (v)  any  failure by the Company to comply  with
                         and   satisfy   Section   11(c)   of   this
                         Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

               (d)  Notice  of Termination.  Any termination by  the
                    ----------------------
                    Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and
                    (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

               (e)  Date  of  Termination.   "Date  of  Termination"
                    ---------------------
                    means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.   Obligations of the Company upon Termination.
               -------------------------------------------
               (a)  Good  Reason:   Other Than for Cause,  Death  or
                    ------------------------------------------------
                    Disability.   If, during the Employment  Period,
                    ----------
                    the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

                    (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         A.   the  sum of (1) the Executive's Annual
                              Base   Salary  through  the  Date   of
                              Termination   to   the   extent    not
                              theretofore paid, (2) the  product  of
                              (x)  the  higher  of  (i)  the  Recent
                              Annual Bonus and (II) the Annual Bonus
                              paid  or payable, including any  bonus
                              or  portion  thereof  which  has  been
                              earned  but  deferred (and  annualized
                              for any fiscal year consisting of less
                              than  twelve  full  months  or  during
                              which  the Executive was employed  for
                              less than twelve full months), for the
                              most  recently completed  fiscal  year
                              during  the Employment Period, if  any
                              (such higher amount being referred  to
                              as the "Highest Annual Bonus") and (y)
                              a  fraction, the numerator of which is
                              the  number  of  days in  the  current
                              fiscal   year  through  the  Date   of
                              Termination,  and the  denominator  of
                              which  is 365 and (3) any compensation
                              previously  deferred by the  Executive
                              (together with any accrued interest of
                              earnings  thereon)  and  any   accrued
                              vacation  pay,  in each  case  to  the
                              extent  not theretofore paid (the  sum
                              of  the  amounts described in  clauses
                              (1),   (2)   and   (3)      shall   be
                              hereinafter   referred   to   as   the
                              "Accrued Obligations); and


                         B.   the amount equal to the product of (1)
                              three  and  (2)  the sum  of  (x)  the
                              Executive's Annual Base Salary and (y)
                              the Highest Annual Bonus; and

                         C.   an  amount equal to the excess of  (a)
                              the   actuarial  equivalent   of   the
                              benefit  under the Company's qualified
                              defined   benefit   retirement    plan
                              (the"Retirement   Plan")    (utilizing
                              actuarial    assumptions    no    less
                              favorable to the Executive than  those
                              in    effect   under   the   Company's
                              Retirement Plan immediately  prior  to
                              the Effective Date), and any excess or
                              supplemental retirement plan in  which
                              the  Executive participates (together,
                              the  "SERP") which the Executive would
                              receive  if the Executive's employment
                              continued  for three years  after  the
                              Date  of Termination assuming for this
                              purpose that all accrued benefits  are
                              fully  vested, and, assuming that  the
                              Executive's compensation  in  each  of
                              the  three  years is that required  by
                              Section  4(b)(i) and Section 4(b)(ii),
                              over  (b) the actuarial equivalent  of
                              the  Executive's actual benefit  (paid
                              or   payable),  if  any,   under   the
                              Retirement Plan and the SERP as of the
                              Date of Termination.

                    (ii) for  three years after the Executive's Date
                         of  Termination, or such longer  period  as
                         may   be  provided  by  the  terms  of  the
                         appropriate  plan,  program,  practice   or
                         policy, the Company shall continue benefits
                         to  the  Executive and/or  the  Executive's
                         family at least equal to those which  would
                         have  been  provided to them in  accordance
                         with the plans,     programs, practices and
                         policies  described in Section 4(b)(iv)  of
                         this    Agreement   if   the    Executive's
                         employment had not been terminated  or,  if
                         more  favorable  to the  Executive,  as  in
                         effect  generally  at any  time  thereafter
                         with  respect  to other peer executives  of
                         the  Company  and its affiliated  companies
                         and their families, provided, however, that
                         if  the  Executive becomes reemployed  with
                         another employer provided plan, the medical
                         and other welfare benefits described herein
                         shall  be secondary to those provided under
                         such  other  plan  during  such  applicable
                         period  of  eligibility.  For  purposes  of
                         determining eligibility (but not  the  time
                         of   commencement  of  benefits)   of   the
                         Executive for retiree benefits pursuant  to
                         such   plans,   practices,   programs   and
                         policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

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

               b)   Death.    If   the  Executive's  employment   is
                    -----
                    terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

               (c)  Disability.   If the Executive's  employment  is
                    ----------
                    terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (d)  Cause:  Other  than  for Good  Reason.   If  the
                    -------------------------------------
                    Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z)

                    Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment of provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash
                    within 30 days of the Date of      Termination.

          7.   Non-exclusivity of Rights.  Nothing in this Agreement
               -------------------------
               shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8.   Full  Settlement.  The Company's obligation  to  make
               ----------------
               the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.   Certain Reductions of Payments.
               -------------------------------
               (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
                    Section 280G of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 280G of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 280G(d)(4) of the Code.

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

               (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under
                    Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in
                    Section 7872(f)(2) of the Code.

          10.  Confidential Information.  The Executive  shall  hold
               ------------------------
               in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the
               Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement), After termination of the Executive's employment with the Company, the Executive shall not, without prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          11.  Successors.
               ----------
               (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assigned by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representative.

               (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

               (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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

               (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                         If to the Executive:

                         Mary Prehn
                         4 McGuire Lane
                         Croton-on-Hudson, NY  10520

                         If to the Company:

                         Forest Laboratories, Inc.
                         Attention:  President
                         909 Third Avenue
                         New York, New York 10022


                    or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by addressee.

               (c)  The invalidity  or  unenforceability  of   any
                    provision of this Agreement shall not affect the
                    validity   or   enforceability  of   any   other
                    provision of this Agreement.

                    i. The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                    ii. The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                    iii. The  Executive and the Company  acknowledge
                         that,  except as may otherwise be  provided
                         under  any  written agreement  between  the
                         Executive  and the Company, the  employment
                         of  the  Executive by the  Company  is  "at
                         will"  and, subject to Section i(a) hereof,
                         prior   to   the   Effective   Date,    the
                         Executive's    employment    and/or    this
                         Agreement  may be terminated by either  the
                         Executive or the Company at any time  prior
                         to  the  Effective Date, in which case  the
                         Executive  shall  have  no  further  rights
                         under  this Agreement.  From and after  the
                         Effective   Date   this   Agreement   shall
                         supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                         ---------------------------
                                         MARY PREHN




                                        FOREST LABORATORIES, INC.
                                        By:





                                        -----------------------------
                                        KENNETH E GOODMAN
                                        Vice President-Finance

                                                EXHIBIT 10.16

                         EMPLOYMENT AGREEMENT
                         --------------------


AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and RAYMOND STAFFORD (the "Executive"), dated as of the 23rd day of February 1998.

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

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

          1.   Certain Definitions:
               -------------------
                 (a)  The "Effective Date" shall mean the first date
                      during the Change of  Control Period (as defined
                      in Section  1(b) on  which  a  Change of Control
                      (as  defined  in Section  2) occurs.  Anything in
                      this  Agreement to  the contrary notwithstanding,
                      if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with  or  anticipation of a Change  of  Control,
                      then for all purposes of this Agreement the "Effective Date" shall mean the date immediately
                      prior  to  the  date  of  such  termination   of
                      employment.

                (b)   The  "Change of Control Period" shall  mean
                      the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.


          2.   Change of Control. For the purpose of this Agreement,
               -----------------
               a "Change of  Control" shall mean:

               (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the
                    Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

               (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such Iindividual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

               (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Consolidation"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing such Business Combination; or

               (d)  Approval by the shareholders of the Company of a
                    complete  liquidation  or  dissolution  of   the
                    Company.

          3.   Employment  Period.   The Company  hereby  agrees  to
               ------------------
               continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.
               -------------------
               (a)  Position and Duties.
                    -------------------
                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties, and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

                    (ii) During the Employment Period, and excluding
                         any  periods of vacation and sick leave  to
                         which   the  Executive  is  entitled,   the
                         Executive   agrees  to  devote   reasonable
                         attention  and time during normal  business
                         hours  to the business and affairs of   the
                         Company  and,  to the extent  necessary  to
                         discharge the responsibilities assigned  to
                         the   Executive  thereunder,  to  use   the
                         Executive's  reasonable  best  efforts   to
                         perform  faithfully  and  efficiently  such
                         responsibilities.   During  the  Employment
                         Period it shall not be a violation of  this
                         Agreement for the Executive to (A) serve on
                         corporate,  civic or charitable  boards  or
                         committees,  (B) deliver lectures,  fulfill
                         speaking    engagements   or    teach    at
                         educational  institutions  and  (C)  manage
                         personal  investments,  so  long  as   such
                         activities  do not significantly  interfere
                         with  the  performance of  the  Executive's
                         responsibilities  as  an  employee  of  the
                         Company  in accordance with this Agreement.
                         It  is expressly understood and agreed that
                         to   the  extent  that any such  activities
                         have  been conducted by the Executive prior
                         to   the   Effective  Date,  the  continued
                         conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executives responsibilities to the Company.

               (b)  Compensation.
                    ------------
                    (i)  Base  Salary. During the Employment Period,
                         ------------
                         the  Executive shall receive an annual base
                         salary ("Annual Base Salary"), which  shall
                         be  paid at a Monthly rate, at least  equal
                         to  twelve  times the highest monthly  base
                         salary paid or payable, including any  base
                         salary  which has been earned but deferred,
                         to  the  Executive by the Company  and  its
                         affiliated  companies  in  respect  of  the
                         twelve-month  period immediately  preceding
                         the  month  in  which  the  Effective  Date
                         occurs.  During the Employment Period,  the
                         Annual  Base  Salary shall be  reviewed  no
                         more  than 12 months after the last  salary
                         increase awarded to the Executive prior  to
                         the  Effective Date and thereafter at least
                         annually.   Any  increase  in  Annual  Base
                         Salary   shall  not  serve  to   limit   or
                         reduce   any   other  obligation   to   the
                         Executive  under  this  Agreement.   Annual
                         Base Salary shall not be reduced after  any
                         such  increase  and the  term  Annual  Base
                         Salary as utilized in this Agreement  shall
                         refer   to   Annual  Base  Salary   as   so
                         increased.   As  used in   this  Agreement,
                         the   term,  "affiliated  companies"  shall
                         include   any   company   controlled    by,
                         controlling or under common control with the Company.

                    (ii) Annual  Bonus.  In addition to Annual  Base
                         -------------
                         Salary, the Executive shall be awarded, for
                         each   fiscal   year  ending   during   the
                         Employment  Period, an  annual  bonus  (the
                         "Annual  Bonus") in cash at least equal  to
                         the highest aggregate amount awarded to the
                         Executive under all annual bonus, incentive
                         and other similar plans of the Company with
                         respect  to  any  of the  last  three  full
                         fiscal  years  prior to the Effective  Date
                         (annualized in the event that the Executive
                         was  not  employed by the Company  for  the
                         whole  of  such fiscal year)  (the  "Recent
                         Annual  Bonus").   Each such  Annual  Bonus
                         shall be paid no later than the end of  the
                         third   month  of  the  fiscal  year   next
                         following  the  fiscal year for  which  the
                         Annual   Bonus  is  awarded,   unless   the
                         Executive shall elect to defer the receipt of such Annual Bonus.

                   (iii) Incentive, Savings and Retirement Plans.
                         ---------------------------------------
                         During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices and policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                    (iv) Welfare   Benefit   Plans.    During    the
                         -------------------------
                         Employment     Period, the Executive and/or
                         the Executive's family, as the case may be,
                         shall be eligible for participation in  and
                         shall  receive  all benefits under  welfare
                         benefit  plans,  practices,  policies   and
                         programs  provided by the Company  and  its
                         affiliated  companies  (including,  without
                         limitation, medical, prescription,  dental,
                         disability,  employee  life,  group   life,
                         accidental   death  and   travel   accident
                         insurance plans and programs) to the extent
                         applicable   generally   to   other    peer
                         executives   of   the   Company   and   its
                         affiliated companies, but in no event shall
                         such   plans,   practices,   policies   and
                         programs   provide   the   Executive   with
                         benefits  which are less favorable  in  the
                         aggregate, than the most favorable of  such
                         plans, practices, policies and programs  in
                         effect for the Executive at any time during
                         the  120-day  period immediately  preceding
                         the    Effective   Date   or,    if    more
                         favorable to the Executive, those  provided
                         generally  at any time after the  Effective
                         Date  to  other  peer  executives  of   the
                         Company and its affiliated companies.

                    (v)  Expenses.   During  the Employment  Period,
                         --------
                         the  Executive shall be entitled to receive
                         prompt  reimbursement  for  all  reasonable
                         expenses  incurred  by  the  Executive   in
                         accordance   with   the   most    favorable
                         policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as is effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (vi) Fringe  Benefits.   During  the  Employment
                         -----------------
                         Period, the Executive shall be entitled  to
                         fringe    benefits,   including,    without
                         limitation,  tax  and  financial   planning
                         services,  payment of club  dues,  and,  if
                         applicable,   use  of  an  automobile   and
                         payment  of related expenses, in accordance
                         with  the  most favorable plans, practices,
                         programs  and policies of the  Company  and
                         its  affiliated companies in effect for the
                         Executive  at any time during  the  120-day
                         period  immediately preceding the Effective
                         Date   or,   if  more  favorable   to   the
                         Executive,  as in effect generally  at  any
                         time  thereafter with respect to other peer
                         executives   of   the   Company   and   its
                         affiliated companies.

                   (vii) Office and Support Staff.  During the
                         ------------------------
                         Employment Period, the Executive  shall  be
                         entitled to an office or offices of a  size
                         and     with    furnishings    and    other
                         appointments,  and  to  exclusive  personal
                         secretarial and other assistance, at  least
                         equal   to  the  most  favorable   of   the
                         foregoing provided to the Executive by  the
                         Company and its affiliated companies at any
                         time  during the 120-day period immediately
                         preceding  the Effective Date or,  if  more
                         favorable  to  the Executive,  as  provided
                         generally  at  any  time  thereafter   with
                         respect to other peer executives of the Company and its affiliated companies.

                 (viii)  Vacation.   During  the   Employment
                         --------
                         Period, the Executive shall be entitled  to
                         paid  vacation in accordance with the  most
                         favorable  plans,  policies,  programs  and
                         practices of the Company and its affiliated
                         companies as in effect for the Executive at
                         any   time   during  the   120-day   period
                         immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.


          5.   Termination of Employment.
               -------------------------

               (a)  Death or Disability.  The Executive's employment
                    -------------------
                    shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

               (b)  Cause.    The   Company   may   terminate    the
                    -----
                    Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:


                    (i) the willful and continues failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

                    (ii) the  willful  engaging by the Executive  in
                         illegal conduct or gross misconduct which is naturally and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful, unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or
(ii) above, and specifying the particulars thereof in detail.

               (c)  Good Reason.  The Executive's employment may  be
                    -----------
                    terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                    (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                    (ii) any  failure by the Company to comply  with
                         any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is

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

                    (iv) any purported termination by the Company of
                         the Executive's employment otherwise than as expressly permitted by this Agreement; or

                    (v)  any  failure by the Company to comply  with
                         and   satisfy   Section   11(c)   of   this
                         Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

               (d)  Notice  of Termination.  Any termination by  the
                    ----------------------
                    Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and
                    (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

               (e)  Date  of  Termination.   "Date  of  Termination"
                    ---------------------
                    means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.   Obligations of the Company upon Termination.
               -------------------------------------------
               (a)  Good  Reason:   Other Than for Cause,  Death  or
                    ------------------------------------------------
                    Disability.   If, during the Employment  Period,
                    ----------
                    the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

                    (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         A.   the  sum of (1) the Executive's Annual
                              Base   Salary  through  the  Date   of
                              Termination   to   the   extent    not
                              theretofore paid, (2) the  product  of
                              (x)  the  higher  of  (i)  the  Recent
                              Annual Bonus and (II) the Annual Bonus
                              paid  or payable, including any  bonus
                              or  portion  thereof  which  has  been
                              earned  but  deferred (and  annualized
                              for any fiscal year consisting of less
                              than  twelve  full  months  or  during
                              which  the Executive was employed  for
                              less than twelve full months), for the
                              most  recently completed  fiscal  year
                              during  the Employment Period, if  any
                              (such higher amount being referred  to
                              as the "Highest Annual Bonus") and (y)
                              a  fraction, the numerator of which is
                              the  number  of  days in  the  current
                              fiscal   year  through  the  Date   of
                              Termination,  and the  denominator  of
                              which  is 365 and (3) any compensation
                              previously  deferred by the  Executive
                              (together with any accrued interest of
                              earnings  thereon)  and  any   accrued
                              vacation  pay,  in each  case  to  the
                              extent  not theretofore paid (the  sum
                              of  the  amounts described in  clauses
                              (1),   (2)   and   (3)      shall   be
                              hereinafter   referred   to   as   the
                              "Accrued Obligations); and


                         B.   the amount equal to the product of (1)
                              three  and  (2)  the sum  of  (x)  the
                              Executive's Annual Base Salary and (y)
                              the Highest Annual Bonus; and

                         C.   an  amount equal to the excess of  (a)
                              the   actuarial  equivalent   of   the
                              benefit  under the Company's qualified
                              defined   benefit   retirement    plan
                              (the"Retirement   Plan")    (utilizing
                              actuarial    assumptions    no    less
                              favorable to the Executive than  those
                              in    effect   under   the   Company's
                              Retirement Plan immediately  prior  to
                              the Effective Date), and any excess or
                              supplemental retirement plan in  which
                              the  Executive participates (together,
                              the  "SERP") which the Executive would
                              receive  if the Executive's employment
                              continued  for three years  after  the
                              Date  of Termination assuming for this
                              purpose that all accrued benefits  are
                              fully  vested, and, assuming that  the
                              Executive's compensation  in  each  of
                              the  three  years is that required  by
                              Section  4(b)(i) and Section 4(b)(ii),
                              over  (b) the actuarial equivalent  of
                              the  Executive's actual benefit  (paid
                              or   payable),  if  any,   under   the
                              Retirement Plan and the SERP as of the
                              Date of Termination.

                    (ii) for  three years after the Executive's Date
                         of  Termination, or such longer  period  as
                         may   be  provided  by  the  terms  of  the
                         appropriate  plan,  program,  practice   or
                         policy, the Company shall continue benefits
                         to  the  Executive and/or  the  Executive's
                         family at least equal to those which  would
                         have  been  provided to them in  accordance
                         with the plans,     programs, practices and
                         policies  described in Section 4(b)(iv)  of
                         this    Agreement   if   the    Executive's
                         employment had not been terminated  or,  if
                         more  favorable  to the  Executive,  as  in
                         effect  generally  at any  time  thereafter
                         with  respect  to other peer executives  of
                         the  Company  and its affiliated  companies
                         and their families, provided, however, that
                         if  the  Executive becomes reemployed  with
                         another employer provided plan, the medical
                         and other welfare benefits described herein
                         shall  be secondary to those provided under
                         such  other  plan  during  such  applicable
                         period  of  eligibility.  For  purposes  of
                         determining eligibility (but not  the  time
                         of   commencement  of  benefits)   of   the
                         Executive for retiree benefits pursuant  to
                         such   plans,   practices,   programs   and
                         policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

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

               b)   Death.    If   the  Executive's  employment   is
                    -----
                    terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

               (c)  Disability.   If the Executive's  employment  is
                    ----------
                    terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (d)  Cause:  Other  than  for Good  Reason.   If  the
                    -------------------------------------
                    Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z)

                    Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment of provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash
                    within 30 days of the Date of      Termination.

          7.   Non-exclusivity of Rights.  Nothing in this Agreement
               -------------------------
               shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8.   Full  Settlement.  The Company's obligation  to  make
               ----------------
               the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.   Certain Reductions of Payments.
               -------------------------------
               (a) Anything in this Agreement to the contrary not-withstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of
                    Section 280G of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 280G of the Code. For purposes of this Section 9 present value shall be determined in accordance with Section 280G(d)(4) of the Code.

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

               (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Agreement Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under
                    Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in
                    Section 7872(f)(2) of the Code.

          10.  Confidential Information.  The Executive  shall  hold
               ------------------------
               in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the
               Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement), After termination of the Executive's employment with the Company, the Executive shall not, without prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          11.  Successors.
               ----------
               (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assigned by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representative.

               (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

               (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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

                         If to the Executive:

                         Raymond Stafford
                         Tosara Products Limited
                         Baldoyle Industrial Estate
                         Grange Road
                         Dublin 13
                         Ireland

                         If to the Company:

                         Forest Laboratories, Inc.
                         Attention:  President
                         909 Third Avenue
                         New York, New York 10022


                    or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by addressee.

               (c)  The invalidity  or  unenforceability  of   any
                    provision of this Agreement shall not affect the
                    validity   or   enforceability  of   any   other
                    provision of this Agreement.

                    i. The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                    ii. The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                    iii. The  Executive and the Company  acknowledge
                         that,  except as may otherwise be  provided
                         under  any  written agreement  between  the
                         Executive  and the Company, the  employment
                         of  the  Executive by the  Company  is  "at
                         will"  and, subject to Section i(a) hereof,
                         prior   to   the   Effective   Date,    the
                         Executive's    employment    and/or    this
                         Agreement  may be terminated by either  the
                         Executive or the Company at any time  prior
                         to  the  Effective Date, in which case  the
                         Executive  shall  have  no  further  rights
                         under  this Agreement.  From and after  the
                         Effective   Date   this   Agreement   shall
                         supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                         ---------------------------
                                         RAYMOND STAFFORD




                                        FOREST LABORATORIES, INC.
                                        By:





                                        -----------------------------
                                        KENNETH E GOODMAN
                                        Vice President-Finance

                                EXHIBIT 10.17

     DEVELOPMENT AND MARKETING AGREEMENT dated this 1st day of
     -----------------------------------
July, 1997 by and between FRXC COMPANY, INC.,  a corporation
                          ------------------
organized under the laws of the State of Delaware having its principal executive offices c/o Princes Gate Investors II, LP,

1585 Broadway, New York, New York 10036 ("Newco") and FOREST

LABORATORIES, INC., a corporation organized under the laws of the

State of Delaware having its principal executive offices at 909

Third Avenue, New York, New York 10022 ("Forest").



                        R E C I T A L S :


     A.   Forest develops, manufactures and markets

pharmaceutical products.  Pursuant to a License and Supply

Agreement (the "Lundbeck License") dated October 3, 1995 between

Forest Laboratories (Ireland) Limited, a wholly-owned subsidiary of Forest, and H. Lundbeck A/S, Forest, through its wholly-owned subsidiary, has been granted the exclusive right and license under the patents and technology referred to therein to develop,

market, use and distribute finished pharmaceutical products

containing the compound Citalopram as their only active

ingredient in the United States of America and its territories,

for use in the treatment of depression and certain other

disorders.  Pursuant to the Lundbeck License, Forest is obligated to use its best efforts to obtain regulatory approval to market

Citalopram in the United States and to market Citalopram, including the undertaking of all required research, development and marketing activities.


     B.   Newco has been formed to fund a portion of the

research, development and pre- and post-launch marketing efforts of Forest with respect to Citalopram, in consideration of which

Forest has agreed to pay certain royalties to Newco in respect of the net sales of the Product (as hereinafter defined) following the receipt of necessary regulatory approval to market

Citalopram, and to provide other consideration to Newco, all in accordance with the terms and conditions hereinafter set forth.


     NOW, THEREFORE, in consideration of the foregoing and of the mutual terms and conditions hereinafter set forth, the parties hereto do hereby agree as follows:


     1.   Definitions.
          -----------

     As used herein, the following terms shall have the

respective meanings set forth below:


          1.1  "Act" shall mean the Federal Food and Drug Act and

regulations promulgated thereunder.

          1.2  "Affiliate" shall mean any person or entity

controlling, controlled by or under common control with the

person with respect to whom such status is at issue.


          1.3  "Commencement Date" shall mean the first to occur

of (i) the first day of the first month which is at least fifteen months after the FDA approves the NDA or (ii) April 1, 2000, if such FDA approval has been received by such date, or the first day of the first month following the date of receipt of such FDA approval if thereafter.


          1.4  "Contract Year" means the 12 month period

beginning on the Commencement Date and each successive 12 month period thereafter.


          1.5  "FDA" shall mean the United States Food and Drug

Administration or any successor agency having comparable

jurisdiction.


          1.6  "Net Sales" of the Product shall mean the proceeds

from sales of the Product (but, for purposes of Section 4.4, only sales of Licensed Product) by Forest, its Affiliates or sub-licensees and their

Affiliates to persons other than Affiliates of Forest or its sublicensees, and recorded in accordance with generally

accepted accounting principles, less (i) allowances for

returns, rebates, chargebacks and discounts actually given to customers in the ordinary course of business and (ii) taxes and duties (other than income taxes) collected on such sales,

including, without limitation, taxes or charges under the Medical

Prescription Drug Rebate and Improved Access to Medicines

requirements of the Omnibus Budget Reconciliation Act of 1990 and

comparable federal and state requirements, as now or hereafter in effect.


          1.7  "NDA" shall mean a New Drug Application filed with

the FDA in respect of the Licensed Product, and all amendments or supplements thereto.


          1.8  "Product" shall mean any product that contains

Citalopram or an enantiomer of Citalopram as an active ingredient

(alone or together with one or more other active ingredients),

any product produced in reliance upon the Lundbeck License, or,

during the first five Contract Years, any product which is a selective serotonin reuptake inhibitor approved for the treatment of depression.  "Licensed Product" shall mean a Product marketed pursuant to the Lundbeck License as in effect as of the date hereof.


          1.9  "quarter" shall refer to each calendar quarter

during the term hereof.

          1.10 "Territory" shall mean the United States of

America and its permanent territorial possessions as at the date of the Lundbeck License.


     2.   Development Activities.
          ----------------------

          2.1  Forest agrees to use its best efforts to obtain

all approvals (including an approved NDA) necessary or desirable to commercialize the Product in the Territory and to market,

promote and distribute the Product in the Territory and to engage in a program of pre-launch and post-launch marketing and

promotional programs designed to maximize the commercial

potential for the Product in the Territory.  As used herein,

"best efforts" includes all financial commitments and capital expenditures necessary to fund any and all development and

marketing costs not covered by the Contract Price.  A budget and timetable for development, marketing and promotional programs currently believed to be required to obtain approval of the NDA and to successfully launch and market the Product in light of current market conditions is annexed hereto as Schedule A (the

"Development and Marketing Plan").  The Development and Marketing

Plan will be subject to change by Forest from time to time in light of the progress and results of the development work and

Forest's assessment of market conditions; provided that no such change shall increase the Contract Price (as defined below)

without the prior written approval of Newco. Forest will make available the services of its scientific, regulatory, marketing and other personnel as may reasonably be required to perform

Forest's obligations hereunder and shall be entitled to use sub-contractors in Forest's reasonable discretion.


          2.2  Newco agrees to fund Forest's costs incurred in

the performance of the Development and Marketing Plan on a

quarterly basis to a maximum aggregate cumulative amount of US

$60,000,000 (the "Contract Price"), subject to the further terms and conditions hereof.  The Contract Price shall be paid in

quarterly installments in arrears commencing with the quarter ending September 30, 1997 up to the amounts for each quarter set forth on Schedule 2.2 hereto.  Within 30 days following the end of each quarter, Newco shall receive a statement of the costs incurred (the "Development Costs") and work performed, specified in reasonable detail, under the Development and Marketing Plan for the immediately preceding quarter, together with a

certificate of the Chief Financial Officer of Forest which

certifies the incurrence of the costs and performance of the work described therein.  Development Costs shall include only Forest's direct costs incurred in connection with the Development and

Marketing Plan together with an allowance for overheads of 25% of such direct costs.  Payments of the Contract Price shall be made within 10 business days after receipt of such statement to which such payment relates by wire transfer to a bank account

designated by Forest. Payments of the Contract Price made later than 20 business days following such due date will accrue interest at an annual rate equal to the Prime Rate as published in The Wall Street Journal, Eastern Edition, in effect from time
   -----------------------
to time during the period from the due date to the date of

payment.  Such interest shall be payable at the same time as the payment to which it relates and shall be calculated daily on the basis of a year of 365 days and the actual number of days

elapsed.


          2.3  In the event that the Development Costs for any

quarter are less than as set forth on Schedule 2.2 for such

quarter, the amount by which such costs are less than the

scheduled costs shall be added to the scheduled payments for the immediately following quarter.  In addition, Forest shall have the right to defer payments required by Schedule 2.2 to quarters beyond such schedule in light of the progress of work under the

Development and Marketing Plan, but may not defer such payments beyond April 1, 2000.


          2.4  The parties acknowledge that the research and

development activities necessary to obtain an approved NDA and the launch and successful marketing of new pharmaceutical

products are subject to many risks and uncertainties and there can be no assurance that any of the objectives contemplated by this Agreement or by the Development and Marketing Plan can be

successfully achieved. Newco agrees that, subject to Newco's rights under Section 2.5, payment of the Contract Price in the manner set forth herein is not contingent upon the successful achievement of such objectives and shall be deemed earned by

Forest and non-refundable as each installment is required to be paid hereunder and the failure by Forest to achieve such

objectives shall not be deemed a breach of any term or condition of this Agreement.


          2.5  Newco shall have the option, but shall not be

required, to terminate its obligations to pay any installment of the Contract Price in the event that Newco shall reasonably

determine at any time, in light of developments in the review of the NDA by the FDA, that it is unlikely that the FDA will approve the NDA in a reasonable period of time, giving due regard to customary time periods for FDA review and for preparation of responses to matters raised by the FDA.  Newco may exercise this option by providing written notice to Forest which sets forth the basis for Newco's determination with reasonable specificity.  In the event that Newco exercises the option set forth in this

Section, Newco shall remain entitled, following the Commencement

Date, to the royalty payments provided by Section 3 (or, in the event Forest exercises the Purchase Option (as hereinafter

defined), the Interest Holders shall remain entitled to the

royalty payments provided by Section 4), but in each such case only to the extent vested based upon the percentage of the

Contract Price paid or required to be paid to Forest as of the date of exercise of such option by Newco as set forth on Schedule

2.5.


          2.6  Forest agrees to maintain a cost accounting system

and books, records and files to enable Forest to provide Newco with complete and accurate information regarding all aspects of the Development and Marketing Plan and expenditures of the

Development Costs.  Newco shall have the right, upon reasonable advance notice during normal business hours to request an audit

(with auditors reasonably acceptable to Forest) of the financial and technical books and records of Forest relating to the

Development and Marketing Plan, the work performed thereunder and the Development Costs incurred.  Newco shall hold such

information in the strictest confidence and shall use such

information solely for the purpose of verifying Forest's

compliance with its obligations hereunder.


          2.7  Notwithstanding any other provision to the

contrary, Newco shall not be obligated to pay any portion of the

Contract Price until Forest has received notification from the

FDA that the NDA for Licensed Product has been filed by the FDA,

pursuant to the provisions of 21 C.F.R. Section 314.101(a)(2), or provides other assurances reasonably satisfactory to Newco that such NDA has been filed by the FDA.

     3.   Royalty Obligations; Warrant.
          ----------------------------

          3.1  In consideration of the payment of the Contract

Price, Forest agrees to pay Newco a royalty equal to that

percentage of Net Sales set forth and determined in accordance with Schedule 3.1 (the "Royalty Rate"), subject to adjustment as set forth in Section 2.5.  Such royalty obligation shall commence with respect to sales of the Product made from and after the

Commencement Date and shall continue until the expiration of the tenth Contract Year.  Royalty payments shall be made quarterly with respect to Net Sales for the immediately preceding quarter within 30 days from the end of the quarter to which such payment relates, and shall be accompanied by an officer's certificate which sets forth the Net Sales and the calculation of the royalty payment accompanying such certificate.  Royalty payments made later than 45 days following the end of the quarter to which they relate will accrue interest at an annual rate equal to the Prime

Rate as published in The Wall Street Journal, Eastern Edition, in
                     -----------------------
effect from time to time during the period from the due date to the date of payment.  Such interest shall be payable at the same time as the payment to which it relates and shall be calculated daily on the basis of a year of 365 days and the actual number of days elapsed.  Forest agrees that it will not accelerate or delay the recognition of sales or sales related charges with the

intention or effect of altering the calculation of Net Sales, and that all sales comprising Net Sales will be made and recorded in the ordinary course of business.


          3.2  Forest shall maintain complete and accurate books

and records of Net Sales, which shall be made available for audit by Newco and its representatives, no more than once per Contract

Year, on the same basis as set forth in Section 2.6, solely for the purpose of verifying the royalties payable by Forest

hereunder.  In the event that the auditor retained by Newco

discovers any variations in the calculation of Net Sales and the accompanying royalties which affect the calculation of royalties by five (5%) percent or more for any quarter, Forest shall be responsible for all reasonable fees and expenses incurred by such auditor during the audit in question and shall reimburse Newco for such fees and expenses.


          3.3  In the event Newco has exercised its option

provided by Section 2.5 hereof to terminate Newco's obligation to pay installments of the Contract Price, the Royalty Rate shall be reduced from and after the date of such exercise to the vested portion of the Royalty Rate as determined in accordance with

Section 2.5 and  Schedule 2.5.


          3.4  Simultaneously herewith, Forest has issued to the

Interest Holders warrants (the "Warrants") to purchase an

aggregate of 500,000 shares (the "Shares") of Forest's common stock, par value $.10 per share, in substantially the form and substance as annexed hereto as Schedule 3.4.


     4.   Purchase Option.
          ---------------

          4.1  Forest shall have the right, but not the

obligation, to purchase all (but not less than all) of the debt and equity interests (however denominated and of whatever nature,

the "Interests") in Newco (the "Purchase Option") in accordance with the terms and conditions set forth in this Section.  Forest may exercise the Purchase Option by providing written notice of its election to exercise the Purchase Option to the Interest

Holders, which notice shall specify a date for a closing of the purchase and sale of the Interests no sooner than 10 nor later than  60 days from the date of the exercise notice.  At the

closing, Forest shall pay to the Interest Holders the Option

Price (as defined below) in immediately available funds against delivery to Forest of certificates and all other instruments or documents which evidence the Interests, free and clear of all liens, claims, encumbrances, royalty obligations or any other restriction of any nature whatsoever.


          4.2  The aggregate purchase price (the "Option Price")

to be paid by Forest upon exercise of the Purchase Option shall be US $85,000,000 in the event the closing of the Purchase Option occurs prior to July 1, 1999.  In the event the closing of the

Purchase Option does not occur prior to such date, the Option

Price shall be as set forth on Schedule 4.2.  In the event Newco has exercised its option pursuant to Section 2.5, the Option

Price determined in accordance with the preceding provisions shall, from and after the date of such exercise, be determined by multiplying the applicable Option Price as then determined in accordance with the preceding provisions of this Section by the applicable vesting percentage determined in accordance with

Section 2.5.


          4.3  The Purchase Option shall expire unless notice of

exercise is delivered prior to 5:00 p.m. New York City time on the earlier of (i) the Commencement Date or (ii) April 1, 2000.


          4.4  As additional consideration for the purchase of

the Interests pursuant to the Purchase Option, Forest agrees to pay an aggregate royalty of 1% of Net Sales following the closing of the Purchase Option to the Interest Holders, subject to

adjustment as set forth in Section 2.5.  Such royalty payments shall be made quarterly to each Interest Holder in the respective percentages for each Interest Holder set forth on Schedule 5.2(c)

hereto.  Such royalty obligation shall terminate with respect to all Net Sales made on or after the fifth anniversary of the date of FDA approval of the NDA.

          4.5  In order to effectuate the terms of the Purchase

Option, including the provisions of Section 4.7, Newco has caused each holder of an Interest (the "Interest Holders") to execute and deliver to Forest on the date hereof its agreement to perform the Purchase Option (each an "Interest Holder Agreement") in form and substance as annexed hereto as Schedule 4.5.


          4.6  Newco shall use its best efforts to ensure that,

except as otherwise permitted by this Agreement, the

representation and warranty made by Newco in Section 5.2(d) shall remain true throughout the period from the date hereof until the exercise (and related closing) or expiration of the Purchase

Option.  Newco shall maintain complete and accurate books and records which fairly and accurately reflect all of its assets and liabilities in accordance with United States generally accepted accounting principles.  Forest shall be entitled to inspect and audit such books and records with auditors reasonably acceptable to Newco to confirm the continuing accuracy of such

representation.


     4.7  (a)  Within 60 days of the closing of a purchase of the

Interests pursuant to the Purchase Option, the Interest Holders will cause to be prepared and delivered to Forest a balance sheet for Newco (the "Closing Balance Sheet"), together with an

unqualified certification and report of Newco's accountants

thereon, and a calculation of the adjustment to the Option Price paid by Forest for Newco required by any variation between the assets and liabilities appearing on the Closing Balance Sheet and

Newco's representation and warranty contained in Section 5.2(d)

(respectively, the "Calculation of Purchase Price Adjustment" and

the "Purchase Price Adjustment").  The Closing Balance Sheet

shall fairly present the consolidated financial position of Newco at the close of business on the date of such closing on a basis consistent with the books and records maintained by Newco in accordance with Section 4.6.  If Forest disagrees with the

Closing Balance Sheet and the Calculation of Purchase Price

Adjustment, Forest may, within 20 days after delivery of the

Closing Balance Sheet and Calculation of Purchase Price

Adjustment, deliver a notice to the Interest Holders disagreeing with such calculation and setting forth Forest's basis for such disagreement.  Any such notice of disagreement shall specify those items or amounts as to which Forest disagrees, and Forest shall be deemed to have agreed with all other items and amounts contained in the Closing Balance Sheet and the Calculation of

Purchase Price Adjustment.


          (b)  If a notice of disagreement shall be duly

delivered, Forest and the Interest Holders shall, during the 15 days following such delivery, use their best efforts to reach agreement on the disputed items or amounts in order to determine,

as may be required, the appropriate Purchase Price Adjustment.

If, during such period, Forest and Interest Holders are unable to reach such agreement, they shall promptly thereafter cause independent accountants of nationally recognized standing

reasonably satisfactory to Forest and the Interest Holders (who shall not, unless otherwise agreed, have any material

relationship with Forest or the Interest Holders), promptly to review this Agreement and the disputed items or amounts for the purpose of calculating the Purchase Price Adjustment.  In making such calculation, such independent accountants shall consider only those items or amounts in the Closing Balance Sheet or the

Calculation of Purchase Price Adjustment to which Forest has disagreed.  Such independent accountants shall deliver to Forest and the Interest Holders, as promptly as practicable, a report setting forth such calculation.  Such report shall be final and binding upon Forest and the Interest Holders.  The cost of such review and report shall be borne equally by the parties.  Forest and the Interest Holders agree that they will, and agree to cause their respective independent accountants to, cooperate and assist in the preparation of the Closing Balance Sheet and the

Calculation of Purchase Price Adjustment, including without

limitation, the making available to the extent necessary of

books, records, work papers and personnel.


          (c)  If the Purchase Price Adjustment is positive,

Forest shall remit such excess to the Interest Holders, within 10 days after the Purchase Price Adjustment has been finally

determined (either by agreement or the procedure set forth above), by delivery of a certified or official bank check payable in immediately available funds, but only to the extent such

excess is comprised of cash or cash equivalents.  If the Purchase

Price Adjustment is negative, upon final determination of the

Purchase Price Adjustment (either by agreement or the procedure set forth above), the Interest Holders shall pay to Forest the amount by which such adjustment is negative by delivery of a certified check or official bank check payable in immediately available funds.  In addition, the Interest Holders shall,

jointly and severally, hold Forest harmless from, and defend and indemnify Forest against, any cost, loss, damage, claim,

litigation or action (including, without limitation, the fees and expenses of counsel) to which Forest  or Newco or any of their respective assets, properties or businesses may become subject as a result of the failure of the representation set forth in

Section 5.2(d) to be true and correct as at the time of closing of the Purchase Option to the extent such cost, loss, damage or claim is not reflected or reserved for in the Closing Balance

Sheet.  Such obligation of indemnification shall expire on the sixth anniversary of the closing of the Purchase Option, except that in the case of matters relating to taxation, such

indemnification obligation shall not expire until the expiration of the applicable statute of limitations with respect to any such matter.  The amount of any Purchase Price Adjustments to be made pursuant to this Section 4.7 shall bear interest from (and

including) the date of the closing of the Purchase Option to (but excluding) the date of payment at a rate per annum equal to the

Prime Rate as published in The Wall Street Journal, Eastern
                           -----------------------
Edition, in effect from time to time during the period from the date of closing to the date of payment.  Such interest shall be payable at the same time as the payment to which it relates and shall be calculated daily on the basis of a year of 365 days and the actual number of days elapsed.


          4.8  Notwithstanding anything to the contrary herein

contained, in the event that the purchase of the Interests

pursuant to the Purchase Option requires the filing of

Notification and Report Forms pursuant to the Hart-Scott-Rodino

Antitrust Improvements Act of 1976 and the rules promulgated thereunder (collectively, the "HSR Act") and the expiration or termination of the "waiting period" provided thereunder, each of

Forest and Newco shall take, and shall cause their respective

Affiliates to take, all necessary and appropriate steps to make the required filings under the HSR Act as promptly as possible following exercise of the Purchase Option and to cooperate as may be reasonably required to achieve as early a termination of the

"waiting period" as possible.  In the event filing under the HSR

Act is required, the closing of the purchase and sale of

Interests pursuant to the Purchase Option shall take place on the third business day following expiration or termination of the

"waiting period."

     5.   Representations and Warranties.
          ------------------------------


          5.1  Forest hereby represents and warrants to Newco as

follows:

               (a)  Forest is a corporation duly organized,

validly existing and in good standing under the laws of the State of Delaware and has all requisite power and authority to own,

lease and operate its properties and to carry on its business as currently conducted.


               (b)  Each of this Agreement, the Warrant and the

registration rights agreement of even date herewith among Forest and the Interest Holders (the "Registration Rights Agreement")

have been duly and validly authorized by all necessary corporate action on the part of Forest and constitutes the legally valid and binding obligations of Forest, enforceable in accordance with its respective terms.


               (c)  The execution and performance by Forest of

its obligations under this Agreement, the Warrant and the

Registration Rights Agreement do not conflict with, or constitute a breach under, the terms and conditions of any contract,

agreement or arrangement to which Forest is a party or by which any of Forest's assets or properties are bound.  Except for

filings under the HSR Act in the event the Purchase Option is exercised and filings under the Securities Act of 1933, as amended, and compliance with any applicable state blue sky laws in connection with any registration of securities pursuant to the

Registration Rights Agreement, no consent or approval of any governmental entity or other third party is required for the performance by Forest of its obligations hereunder, under the

Warrant or under the Registration Rights Agreement.


               (d)  Newco has been furnished with a true and

complete copy of the Lundbeck License.  The Lundbeck License constitutes a legally binding agreement enforceable in accordance with its terms.  No event has occurred which (with the giving of notice, the passage of time or both) would constitute a breach of or default under either party's obligations thereunder or any term or condition thereof.  Pursuant to the Lundbeck License and subject to the terms and conditions therein set forth, Forest,

through a wholly-owned subsidiary, has been granted the exclusive right and license to market the Licensed Product in the

Territory.


          (e)  (i)  Subject to FDA approval of the Licensed

Product, Forest shall be the beneficiary of a five-year period of exclusivity in connection with the marketing and sale of the

Licensed Product in the Territory following FDA approval of the

NDA, pursuant to the provisions of the Drug Price Competition and

Patent Term Restoration Act of 1984.

               (ii) Forest has all Intellectual Property Rights

necessary to produce, market and sell the Licensed Product in the

Territory, subject only to the terms of the Lundbeck License.

None of the activities of Forest in producing, marketing or

selling the Licensed Product in the Territory shall infringe upon the Intellectual Property Rights of any party.


          "Intellectual Property Rights" means any trademark,

service mark, trade name, invention, patent, trade secret, trade dress, copyright, know-how (including any registrations or

applications for registration of any of the foregoing) or any other similar type of proprietary intellectual property right.


               (f)  Forest has delivered to Newco true and

complete copies of Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and Forest's Quarterly Reports on Form 10-Q for each of the quarters ended June 30, September 30 and December 31, 1996 (the "Public Filings") in each case as filed with the Securities and Exchange Commission (the "SEC").

The Public Filings do not contain any untrue statement of a

material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements

therein not misleading (in each case, as at the respective dates thereof).  The financial statements of Forest included or

incorporated by reference in the Public Filings comply in all material respects with published rules and regulations of the

SEC, have been prepared in accordance with United States

generally accepted accounting principles and present fairly the consolidated financial position of Forest as of the dates

thereof, and the consolidated results of operations, cash flows and stockholders' equity for the periods then ended.


               (g)  The Shares, when issued pursuant to the due

exercise of the Warrant, will be duly authorized, fully paid and validly issued Shares of the Common Stock of Forest and will not have been issued in violation of, and will not be subject to, any preemptive, first refusal or other subscription rights and will not result in the anti-dilution provisions of any security of

Forest becoming applicable.


          5.2  Newco hereby represents and warrants to Forest as

follows:

               (a)  Newco is a corporation duly organized,

validly existing and in good standing under the laws of the State of Delaware and has all requisite power and authority to carry on its business as currently conducted.


               (b)  Newco has received equity capital

contributions or borrowed monies (or legally binding commitments therefor) of at least $60,000,000, payable to Newco in cash by such date or dates as will be sufficient for the timely payment by Newco of installments of the Contract Price. Schedule 5.2(b)

sets forth the name and address of each Interest Holder, and sets forth the amount and nature of each Interest held at the date hereof.


               (c)  Newco has furnished to Forest true and

complete copies of Newco's Certificate of Incorporation, By-Laws and all agreements (including subscription, investment and

stockholders' agreements) to which Newco is a party or pursuant to which Newco is capitalized or governed.


               (d)  Except for the Interests of the Interest

Holders (which may be debt or equity capital) and commitments therefor referred to in Schedule 5.2(b) and the terms and

conditions of this Agreement and except as otherwise contemplated by this Agreement, Newco has no assets or liabilities of any nature whatsoever, conducts no business other than pursuant to this Agreement and is not a party to any contract, agreement or arrangement with any third party which has not been disclosed to

Forest as of the date hereof, except in each case for immaterial items that are incidental to the organization of Newco, the

maintenance of its existence as a corporation, the keeping of its books and records, and other similar ministerial matters.  Newco is the sole owner of Newco's rights under this Agreement, which rights are not subject to any lien, claim, encumbrance,

assignment, royalty obligation or other restriction, limitation or transfer of any nature whatsoever, except for any immaterial,

non-consensual liens that may arise by operation of law.


               (e)  This Agreement has been duly and validly

authorized by all necessary corporate action of Newco and

constitutes the legally valid and binding obligation of Newco in accordance with its terms.


               (f)  The execution and performance by Newco of its

obligations under this Agreement do not conflict with, or

constitute a default under, the terms or conditions of any

contract, agreement or arrangement to which Newco is a party or by which Newco's assets or properties are bound.  Except for filings under the HSR Act in the event the Purchase Option is exercised, no consent or approval of any governmental agency or other third party is required for the performance by Newco of its obligations hereunder.


     6.   Marketing Obligations; Additional Covenants of Forest.
          -----------------------------------------------------

          6.1  Subject to obtaining FDA approval of the NDA,

Forest agrees to market and promote the Product in the Territory in accordance with terms of the Lundbeck License and all

applicable laws and regulations.  Without limiting the generality of the foregoing, during the period commencing with FDA approval of the NDA (but ending on the date of exercise by Forest of the

Purchase Option) Forest agrees to provide the marketing support and related expenditures for the Product as set forth on Schedule

6.1 hereto.


          6.2  Forest shall comply in all material respects with

the terms and conditions of the Lundbeck License, shall not

voluntarily terminate the Lundbeck License and shall use its best efforts to maintain the Lundbeck License in full force and effect and shall not agree to the waiver or modification of any of

Forest's material rights thereunder without the prior written consent of Newco.


          6.3  In order to enable Newco to make the determination

contemplated by Section 2.5, Forest agrees to continue to use its best efforts to obtain FDA approval of the NDA and to keep Newco reasonably informed as to the status and progress of the FDA approval process.  Forest will promptly notify Newco of any

action or communication from the FDA relating to the approval, or timing of approval, of the NDA and will cooperate with Newco and

Newco's advisors so that Newco will, at all times, be in a

position to make the determination contemplated by Section 2.5.

Without limiting the generality of the foregoing, Forest (a) will use reasonable efforts to maintain a continuous dialogue with the

FDA regarding the status of the NDA, (b) will provide written summaries to Newco of all discussions or meetings with the FDA

(other than routine communications which are ministerial in nature), including copies of minutes of meetings prepared by the

FDA when received, (c) will use reasonable efforts to schedule periodic status discussions with the FDA and (d) will advise

Newco of the projected timing of any such status meetings or discussions with the FDA and the outcomes thereof.


     7.   Indemnification.
          ---------------

          7.1  Forest shall indemnify and hold Newco and the

Interest Holders harmless from and against any costs, expenses

(including, without limitation, reasonable attorneys' fees),

liabilities, losses or damages which arise from breach by Forest of any of its representations or warranties or covenants set forth herein.  In addition, Forest shall defend at its own

expense, with counsel reasonably satisfactory to Newco and the

Interest Holders, any actions brought against Newco or any

Interest Holder by a third party alleging that the development,

manufacture or marketing of the Product infringes any

intellectual property right of such third party.


          7.2  Promptly after the receipt by Newco or any

Interest Holder of notice of any claim or the commencement of any action or proceeding, such party will, if a claim with respect thereto is to be made against Forest pursuant to Section 7.1 hereof, give Forest written notice of such claim or the

commencement of such action or proceeding. Forest shall have the right, at its option, to compromise or defend, at its own expense, with counsel reasonably satisfactory to Newco and the

Interest Holders, any such matter involving the asserted

liability of the party seeking indemnification.  Failure to give such notice, and the opportunity to compromise or defend, shall not be a condition precedent to any liability of Forest under the indemnification agreement contained in Section 7.1, unless and to the extent such failure results in actual prejudice to Forest.

In the event Forest shall undertake to compromise or defend any such asserted liability, it shall promptly notify the party

seeking indemnification of its intention to do so, and the party seeking indemnification agrees to cooperate fully with Forest and its counsel in the compromise of, or defense against, any such asserted liability.  Any election by Forest to compromise or defend a claim shall act as an acknowledgement by Forest of its obligations of indemnification with respect to any such matter in accordance with the terms and conditions hereof.  In any event,

the indemnified party shall have the right, at its own expense and with counsel of its choice, to participate in the defense of such asserted liability.


     8.   Term of Agreement.
          -----------------

          8.1  This Agreement shall remain in full force and

effect until the expiration of the last obligation of either party to make any payment of Contract Price, the Option Price, any payment required by Section 4.7 or royalty to the other party hereto or to the Interest Holders.  The expiration of this

Agreement shall not relieve either party of obligations accrued prior to such date of expiration or of obligations which continue by the terms hereof beyond such expiration.


     9.   Change in Control.
          -----------------

          9.1  For purposes of this Section 9, a "Change in

Control" shall mean (i) the acquisition, directly or indirectly,

of beneficial ownership of 50% or more of the voting power of

Forest or of all or substantially all of the business or assets of Forest (whether by way of merger, sale of stock, sale of

assets or otherwise) by any person or entity (including a "group"

as defined in Section 13(d)(3) of the Securities Exchange Act of

1934) or (ii) individuals who at the beginning of any period of two consecutive years (together with any other individuals whose election was approved by a two-thirds vote of the Directors then in office) shall cease to constitute a majority of the members of the Board of Directors of Forest.


          9.2  From and after the date of a Change in Control,

the Interest Holders shall have the option (the "Put Option"),

but not the obligation, to require Forest to purchase all, but not less than all, of the Interests at the Option Price then in effect determined in accordance with Section 4.2, and on the terms and conditions, as if Forest had then exercised the

Purchase Option in accordance with Section 4.1, but subject to the provisions of Section 9.3.  The Interest Holders may exercise the Put Option by providing (or causing Newco to provide) to

Forest, at any time before the later of 90 days following (i)

such Change of Control or (ii) the completion of the payment of the Contract Price or termination of Newco's obligation to pay the Contract Price in accordance with Section 2.5, written notice of their election to exercise, which notice will specify a date for closing of the purchase and sale of Interests no sooner than

10 nor later than 30 days from the date of the notice.  At the closing, Forest shall pay the Option Price in immediately

available funds against delivery to Forest of certificates and all other instruments or documents which evidence the Interests,

free and clear of all liens, claims, encumbrances, royalty

obligations or any other restriction of any nature whatsoever.

The Interest Holders shall be deemed third-party beneficiaries of this Agreement to the extent applicable to the Put Option.


          9.3  (a)  In the event of a closing of the Put Option

after April 1, 2000, the Option Price payable pursuant to Section

9.2 shall be the Option Price as set forth on Schedule 4.2 for

April 1, 2000, increased each day from and after April 1, 2000 until the date of closing of the sale of the Interests pursuant to Section 9.2 at a rate calculated to produce a return of 29.3%

per annum, taking into account payments of royalties as received.

               (b)  In the event a Change in Control occurs on a

date prior to April 1, 2000 and at such date Newco remains

obligated to pay further installments of the Contract Price,

Forest agrees promptly to deposit the then applicable Option

Price determined in accordance with Section 4.2 in an escrow fund

(the "Escrow Fund") to be maintained by Chase Manhattan Bank, New

York, New York, or such other bank or financial institution as may be mutually agreed, as escrow agents (the "Escrow Agent").

Forest agrees to increase the amount of the Escrow Fund so that it will equal the Option Price as from time to time in effect in accordance with Schedule 4.2 hereof.  The Escrow Agent will be instructed to deliver the Escrow Fund to the Interest Holders and to terminate the escrow upon delivery to the Escrow Agent of notice of exercise of the Put Option and to distribute the Escrow

Fund to Forest and to terminate the escrow upon receipt of a certificate from an executive officer of Forest to the effect that the period during which the Put Option may be exercised has expired as provided in Section 9.2, unless the Escrow Agent has received notice of exercise of the Put Option at or prior to such time, in which case the Escrow Fund shall be delivered to the

Interest Holders.  The Escrow Agent will be retained pursuant to an escrow agreement containing customary terms and conditions,

including provisions for the indemnification of the escrow agent,

and the fees and expenses of the Escrow Agent shall be for the account of Forest.  Interest on the Escrow Fund shall remain the property of Forest.  In lieu of the establishment of the Escrow

Fund, Forest shall be entitled to establish a letter of credit in favor of Newco, as agent on behalf of the Interest Holders, in form and substance reasonably satisfactory to Newco and in

principal amount equal to the Option Price in effect from time to time, which may be drawn upon by Newco, as agent on behalf of the

Interest Holders, against delivery of Newco's notice of exercise of the Put Option.



     10.  Events of Default.
          -----------------

          10.1 The occurrence of any of the following events

shall constitute an "Event of Default" hereunder:


               (a)  the failure by either party to make any

payment to the other or to the Interest Holders due hereunder,

which failure has not been cured within 10 days of the furnishing of written notice thereof by the non-defaulting party;


               (b)  the breach by either party of any other

covenant or obligation hereunder, which breach has not been cured within 45 days of the furnishing of written notice thereof by the non-defaulting party, or, if not susceptible of cure within such period, the defaulting party has not taken substantial steps to commence such cure within such 45-day period or has not continued

at all times thereafter to diligently pursue such cure, unless such default becomes not susceptible of cure within any reasonable period, whereupon such default shall constitute an

"Event of Default".


               (c)  the filing by either party of a petition

under any bankruptcy, insolvency or similar law for the

protection of creditors or the filing of any such petition

against such party, which petition has not been dismissed within

60 days.


     10.2 In the event of the occurrence of an Event of Default by or in respect of either party (the "Defaulting Party"), the other party hereto (the "Non-Defaulting Party") shall have the right, but not the obligation, to terminate this Agreement.  In the event Forest is the Defaulting Party, termination of this

Agreement by Newco shall not be deemed to terminate the rights and obligations of either party pursuant to Sections 3 and 4 hereof, and Newco or the Interest Holders, as the case may be,

shall be entitled to receive the Option Price, or any royalty based upon the vesting schedule set forth in Schedule 2.5.  The foregoing shall be in addition to, and not in limitation of, all other remedies at law (including, without limitation, damages calculated in accordance with law) or in equity to which the

Non-Defaulting Party may be entitled as a result of such breach.

     11.  Relationship of the Parties.
          ---------------------------

          11.1 The relationship of Forest and Newco shall be that

of independent contractors.  This Agreement shall not be

construed to constitute Forest and Newco as partners or joint venturers, or to establish any relationship in the nature of agency.  Neither party shall hold itself out as having the

authority to bind the other party hereto.



     12.  Events of FORCE MAJEURE.
          -----------------------

          12.1 Neither Forest nor Newco shall be held liable or

in default for failure of performance for any cause beyond its reasonable control including, for example, Acts of God, declared or undeclared war, fire, flood, interruption of transportation,

embargo, insurrections, accident, explosion, governmental laws,

orders, regulations, or restrictions, any strike, lockout or other labor troubles or similar events commonly known as events of force majeure.



     13.  Miscellaneous.
          -------------

          13.1 Subject to Sections 2.1 and 6.3, nothing set forth

herein shall be deemed to limit, restrict or preclude Forest and its Affiliates from performing other research or development projects or from developing, launching or marketing other pharmaceutical products, whether for their own account or for the account of third parties.


          13.2 This Agreement shall be governed by and construed

in accordance with the laws of the State of New York, without giving effect to its principles of conflicts of law.


          13.3 Each of the parties shall, from time to time

during the term of this Agreement, upon request by the other,

execute and deliver all such further documents or instruments as may be required in order to give effect to the purpose and intent of this Agreement.


          13.4 This Agreement shall be binding upon and inure to

the benefit of the parties hereto and their respective assigns and successors in interest; provided, however, that Forest shall not assign or otherwise transfer its interest under this

Agreement to any other person, firm or corporation without the prior written consent of Newco, except in connection with the transfer of all or substantially all of the assets of Forest to any other person, whether by means of a merger, asset or stock sale or otherwise (provided that nothing in this Section 13.4 shall be deemed to limit the rights of Newco and the Interest

Holders under Sections 9.1, 9.2 and 9.3), and Newco shall not assign any of its rights or obligations hereunder to any party without Forest's prior written consent (which consent shall not be unreasonably withheld); provided that (i) Newco may at any time assign its rights and obligations hereunder to any Interest

Holder or any Affiliate thereof without the consent of Forest

(but subject to delivery of a counterpart of an Interest Holder

Agreement executed by such transferee) and (ii) Newco, following the closing of the Purchase Option (or the expiration thereof, if not exercised), or the Interest Holders may assign their

respective rights to receive royalties to any party at any time without the consent of Forest.


          13.5 Any notice, request or other communication

required or permitted by this Agreement to be given by either party to the other shall be in writing and either mailed by

registered or certified mail, return receipt requested, by

express delivery service or by facsimile transmission, addressed to such party, Attention:  The President at its address indicated

above or to such other address as such party may previously have designated by like written notice.  Any notice to any Interest

Holder shall be deemed given upon furnishing such notice to such

Interest Holder c/o Newco.  Notice shall be deemed to have been given upon receipt.  Facsimile transmission numbers for the

separate parties are as follows:


                    If to Forest:  (212) 750-9152

                    If to Newco:   ________________

          13.6 This Agreement, the Warrant (and related

Registration Rights Agreement) and the Interest Holder Agreements

constitute the entire agreement between the parties and supersede all prior written or oral agreements or understandings concerning the subject matter thereof or in conflict with their terms.


          13.7 Forest agrees to pay the reasonable outside legal

and consulting fees and out-of-pocket expenses of Newco incurred in connection with this Agreement, the Warrant, and the

Registration Rights Agreement and any amendment or waiver thereof and the transactions contemplated hereby and thereby.


          13.8 No modification or waiver of any of the terms of

this Agreement shall be deemed valid unless it is in writing and signed by the party to whom such modification is sought to be enforced.  The failure of either party to insist upon the strict performance of any term of this Agreement or the waiver by either party of any breach under this Agreement shall not prevent the subsequent strict enforcement of such term and shall not be

deemed a waiver of any other or subsequent breach.


          13.9 In the event any court declares illegal or

unenforceable, as written or applied, any provision of this

Agreement, the balance of such provision and this Agreement shall continue in full force and effect as if such provision had been deleted or inapplicable to the situations to which such provision cannot be legally applied.


     IN WITNESS WHEREOF, the parties hereto have executed this

Agreement as of the day and year first above written.


                              FOREST LABORATORIES, INC.
                              -------------------------



                              By: /s/ Kenneth E. Goodman
                                  ----------------------
                                      Kenneth E. Goodman


                              FRXC COMPANY, INC.
                              ------------------



                              By: /s/ James M. Wilmott
                                  --------------------
                                      James M. Wilmott

                                 EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS

Forest Laboratories, Inc.
New York, NY

We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990 and October 28, 1994, and Form S-3 filed with the Securities and Exchange Commission on November 30, 1993 and August 8, 1994, of our reports dated May 5, 1998, on the consolidated financial statements and schedule of Forest Laboratories, Inc. Annual
Report on Form 10-K for the year ended March 3, 1998.


/s/ BDO SEIDMAN, LP
---------------------------------
    BDO Seidman, LP