Form 10-Q
period 1998-06-30
FOREST LABORATORIES INC
filed 1998-08-13
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       __________________________________

(Mark One)
 -----
/  X /              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1998

 -----
/    /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to _______________________________


                            Commission File No. 1-5438

                            FOREST LABORATORIES, INC.
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

909 Third Avenue
----------------

  New York, New York                                          10022-4731
--------------------                                       -------------
 (address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of August 13, 1998: 80,662,958.

Part I - Financial Information
------------------------------

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


                                      June  30, 1998
(In thousands)                          (Unaudited)       March 31, 1998
                                      --------------      --------------

ASSETS
------

Current assets:
  Cash (including cash equivalent
    investments of $108,650 in June
    and $143,423 in March)               $115,117            $149,653

  Marketable securities                    35,056              32,199

  Accounts receivable, less allowances
    of $11,948 in June and $12,416
    in March                               38,904              41,464

  Inventories                             100,611              82,718

  Deferred income taxes                    47,186              47,675

  Refundable income taxes                   9,432               9,432

  Other current assets                      8,009               8,506
                                         --------            --------
    Total current assets                  354,315             371,647

Marketable securities                      46,657              47,748
                                         --------            --------
Property, plant and equipment             124,219             116,265
  Less: accumulated depreciation           35,592              34,815
                                         --------            --------
                                           88,627              81,450
                                         --------            --------
Other assets:
  Excess of cost of investment in
    subsidiaries over net assets
    acquired, less accumulated
    amortization of $8,273 in
    June and $8,117 in March               16,686              16,842

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $79,381
    in June and $76,190 in March          193,988             197,095

  Deferred income taxes                    17,146              17,639

  Other                                    14,383              11,902
                                         --------            --------
    Total other assets                    242,203             243,478
                                         --------            --------
        TOTAL ASSETS                     $731,802            $744,323
                                         ========            ========




See notes to condensed consolidated financial statements.

                                     - 2 -

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets


                                         June 30, 1998
(In thousands, except for par values)     (Unaudited)     March 31, 1998
                                         -------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                         $ 37,150        $ 30,409

  Accrued expenses                           49,554          70,998

  Income taxes payable                       19,951          28,482
                                           --------        --------
       Total current liabilities            106,655         129,889
                                           --------        --------
Deferred income taxes                           274             273
                                           --------        --------
Shareholders' equity:
  Series A junior participating
    preferred stock, $1.00 par;
    shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    250,000; issued 98,275 shares
    in June and 98,054 shares in March        9,828           9,805

  Capital in excess of par                  338,973         334,781

  Retained earnings                         561,584         555,161

  Accumulated other comprehensive income  (   4,244)      (   4,530)
                                           --------        --------
                                            906,141         895,217
    Less common stock in treasury,
      at cost (17,657 shares in June
      and 17,651 shares in March)           281,268         281,056
                                           --------        --------
          Total shareholders' equity        624,873         614,161
                                           --------        --------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY           $731,802        $744,323
                                           ========        ========


See notes to condensed consolidated financial statements.


              FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Income
                              (Unaudited)



                                                  Three Months Ended
(In thousands, except per share amounts)               June 30,
                                              ----------------------
                                                1998          1997
                                              --------       -------

Net sales                                     $107,065       $86,366

Contract revenue                                13,993           873

Other income                                     6,706         3,088
                                              --------       -------
                                               127,764        90,327
                                              --------       -------
Costs and expenses:
 Cost of goods sold                             26,915        22,304

 Selling, general and administrative            77,323        56,704

 Research and development                       13,939        10,335
                                             ---------      --------
                                               118,177        89,343

Income before income taxes                       9,587           984

Income tax expense                               3,164           325
                                              --------       -------
Net income                                    $  6,423       $   659
                                              ========       =======
Net income per common and
  common equivalent share:
   Basic                                          $.08          $.01
                                                  ====          ====
   Diluted                                        $.08          $.01
                                                  ====          ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                                        80,507        81,949
                                                ======        ======
   Diluted                                      84,896        83,823
                                                ======        ======




See notes to condensed consolidated financial statements.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Income
                              (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                  --------------------
                                                   1998          1997
                                                  ------        ------

(In thousands)

Net income                                        $6,423          $659

Other comprehensive income (loss)                    286         ( 368)
                                                  ------          ----
Comprehensive income                              $6,709          $291
                                                  ======          ====

































See notes to consolidated condensed financial statements.


                                   - 5 -

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)




                                                   Three Months Ended
(In thousands)                                           June 30,
                                                ------------------------
                                                   1998          1997
                                                ----------    ----------

Cash flows from operating activities:
  Net income                                   $  6,423       $    659
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                 1,749          1,670
     Amortization                                 3,347          3,337
     Gain on sale of assets of closed
       facilities                                            (     564)
     Deferred income tax expense                    983            370
     Foreign currency transaction gain        (     561)     (     258)
     Net change in operating assets
       and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                2,560      (  12,544)
          Inventories                         (  17,893)         6,741
          Refundable income taxes                               19,850
          Other current assets                      497      (     875)
        Increase (decrease) in:
          Accounts payable                         6,741     (   5,011)
          Accrued expenses                     (  21,444)    (   1,526)
          Income taxes payable                 (   8,531)    (     723)
        Increase in other assets               (   2,481)    (     302)
                                                --------      --------
            Net cash provided by(used in)
             operating activities              (  28,610)       10,824
                                                --------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
   net                                         (   9,300)    (   1,552)
  Proceeds from sale of assets of
   closed facilities                                             1,875
  Purchase of marketable securities
    Available-for-sale                         (   6,318)    (   2,747)
  Redemption of marketable securities
    Available-for-sale                             4,552         1,890
  Purchase of license agreements,
    product rights and intangible assets, net                (   2,000)
                                                 -------      --------
            Net cash used in investing
             activities                        (  11,066)    (   2,534)




                                     - Continued -

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                              - Continued -
                                                   Three Months Ended
(In thousands)                                           June 30,
                                               -------------------------
                                                  1998            1997
                                               ---------       ---------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans                               $  3,904        $  1,652

  Tax benefit realized from the exercise of
    stock options by employees                       99

  Purchase of treasury stock, net                             (   8,308)
                                               --------        --------
            Net cash provided by (used in)
              financing activities                4,003       (   6,656)
                                               --------        --------
Effect of exchange rate changes on cash           1,137             657
                                               --------        --------

Increase (decrease) in cash and cash
  equivalents                                 (  34,536)         2,291
Cash and cash equivalents, beginning
  of period                                     149,653        162,842
                                               --------       --------
Cash and cash equivalents, end of period       $115,117       $165,133
                                               ========       ========
Supplemental disclosures of cash flow
 information:

Cash paid during the period for:
  Income taxes                                  $10,613          $678



















See notes to condensed consolidated financial statements.

                                       - 7 -

              FOREST LABORATORIES, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


2.   Net income per share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (IN THOUSANDS):

                                      June 30, 1998      June 30, 1997
                                      -------------      -------------

     Basic                                   80,507             81,949
     Effect of assumed conversion
       of employee stock options
       and warrants                           4,389              1,874
                                             ------             ------
     Diluted                                 84,896             83,823
                                             ======             ======

     There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the current quarter as none were anti-dilutive. Options and warrants to purchase approximately 2,899,000 shares of common stock at exercise prices ranging from $19.84 to $24.09 per share were outstanding during a portion of the first quarter of fiscal 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

3.   Accounting Changes
     ------------------
     Effective April 1, 1998, the Company adopted Statement of
     Financial Accounting Standards No. 130("SFAS No. 130"),
     "REPORTING COMPREHENSIVE INCOME." Under provisions of this statement, the Company has included a financial statement presentation of comprehensive income to conform to these new requirements. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Implementation of this disclosure standard did not have a material affect on the Company's financial position or results of operations.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                ------------------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      -----------------------------------------------------------
                       AND RESULTS OF OPERATIONS
                       -------------------------


    FINANCIAL CONDITION AND LIQUIDITY
    ---------------------------------

    Net current assets increased by $5,902,000 from March 31, 1998 principally from normal operating activities. Cash and accrued expenses declined during the quarter primarily as a result of a $32,250,000 payment made for the marketing rights to certain products under development by H. Lundbeck A/S of Denmark. This expense had been accrued during the 1998 fiscal year. The increase in inventory was due principally to a buildup of Celexa-TM- inventory, the Company's selective serotonin reuptake inhibitor for depression, which will be launched during the second quarter.

    Property, plant and equipment increased principally from the expansion of the Company's St. Louis, Missouri facilities to meet the anticipated demand for the warehousing and distribution of Celexa. The Company is also expanding its facilities in Ireland to meet the projected manufacturing demands of Celexa and on Long Island to facilitate increased activity for research and development projects. The expansion will continue through fiscal 1999, and when complete, should adequately meet the Company's needs for manufacturing, warehousing, distribution and research activities.

    Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the share repurchase program.


    RESULTS OF OPERATIONS
    ---------------------

    Net sales during the quarter increased $20,699,000 from the same period last year, in part because the June 1997 quarter was still negatively impacted by the reduction in inventory levels by wholesalers. During the current quarter, with inventories at normal levels, sales of the Company's principal promoted products more closely reflected overall growth and prescription demand.
    Sales of Aerobid-R-, Tiazac-R- and Cervidil-R- accounted for $17,480,000 of the net sales change, due mostly to volume increases. The
    Company's older and less promoted products increased by $6,854,000, principally all of which was also due to volume, while the Companny's generic product line declined by $3,635,000 during the period as a result of reduced volumes and continuing price competition. During the quarter, the Company temporarily discontinued shipments of propranolol, one of its generic products, because of manufacturing difficulties. The Company has not yet resumed shipments, but hopes to do so later this year.

    Contract revenue for the current quarter includes $11,887,000 from the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa. This arrangement was not in effect during the prior year's first quarter. The remainder of the increase was a result of increased co-promotion income on increased sales of Climara-R-.

    Other income includes a further $3,000,000 payment from the settlement with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The Company may receive the remaining $12,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol, over the next four quarters.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
              ------------------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      -----------------------------------------------------------
                       AND RESULTS OF OPERATIONS
                       -------------------------


    Cost of sales as a percentage of sales decreased to 25% in the current quarter, from 26% in the similar period last year.
    Now that sales have returned to more normal levels, the proportion of high margin branded products to total product sales has increased, resulting in the improved profit margin.

    Selling, general and administrative expenses were $20,619,000 higher during the current quarter than the same period last year. The increase was principally due to the costs associated with the upcoming launch of Celexa, including the addition of approximately 200 sales representatives. A portion of these expenses, together with the research and development expenses related to Celexa, were reimbursed by the private investor group, as discussed above.

    The increase in research and development expense was due to costs associated with conducting clinical trials in order to obtain approval and market new products and from staff increases and associated costs required to support an increased number of products under development. During the current quarter, particular emphasis was placed on various clinical studies and new formulations for Aerobid and on clinical studies for Celexa.

    The Company expects to continue its profitability in fiscal 1999 with continued growth in its principal promoted products and the introduction, during the second quarter, of Celexa.

    At June 30, 1998, primarily all computer systems and software
    (The "Systems") of the Company's U.S. operations are Year 2000 compliant. Presently, the Company's European subsidiaries are preparing to replace existing Systems that are not Year 2000 compliant. The Company anticipates that all of its Systems will be compliant by the end of 1999. Management believes that the cost to modify these Systems is not material. The Company is also assessing its vendors and customers to determine if their Systems are Year 2000 compliant and is not yet able to assess whether any failures to be compliant would have a material effect on its business operations.

    FORWARD LOOKING STATEMENTS Except for the historical information
    --------------------------
    contained herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, for a description of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (b) Reports on Form 8-K - None

        Exhibit 27.  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1998





                                           Forest Laboratories, Inc.
                                           ----------------------------
                                           (Registrant)





                                           /s/ Howard Solomon
                                           ---------------------------
                                           Howard Solomon
                                           President and Chief
                                           Executive Officer




                                           /s/ Kenneth E. Goodman
                                           ----------------------------
                                           Kenneth E. Goodman
                                           Executive Vice President -
                                           Operations and Chief
                                           Financial Officer