Form 10-Q
period 1998-09-30
FOREST LABORATORIES INC
filed 1998-11-13
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                    __________________________________

(Mark One)
 ----
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----           SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

 ----
/    /             TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
----               THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______ to ________________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-1798614
--------------------------------                 ------------------------
(State  or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

909 Third Avenue
----------------

 New York, New York                                           10022-4731
-------------------                                         ------------
(address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of November 13, 1998: 81,562,876.

PART I - FINANCIAL INFORMATION
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                           September 30, 1998
(In  thousands)                                (Unaudited)      March  31, 1998
                                           ------------------   ---------------
ASSETS
------

Current assets:
  Cash (including cash equivalent investments
    of $135,605 in September and $143,423
    in March)                                    $142,288          $149,653

  Marketable securities                            30,555            32,199

  Accounts receivable, less allowances of
    $13,307 in September and $12,416 in March      44,890            41,464

  Inventories                                      88,747            82,718

  Deferred income taxes                            46,643            47,675

  Refundable income taxes                           9,432             9,432

  Other current assets                             12,621             8,506
                                                 --------          --------
      Total current assets                        375,176           371,647
                                                 --------          --------
Marketable securities                              30,709            47,748
                                                 --------          --------
Property, plant and equipment                     128,312           116,265
  Less: accumulated depreciation                   37,362            34,815
                                                 --------          --------
                                                   90,950            81,450
                                                 --------          --------

Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $8,429 in September and
    $8,117 in March                                16,530            16,842

  License agreements, product rights
    and other intangible assets, less accumulated
    amortization of $82,808 in September and
    $76,190 in March                              203,225           197,095

  Deferred income taxes                            16,653            17,639

  Other                                            16,813            11,902
                                                 --------          --------
      Total other assets                          253,221           243,478
                                                 --------          --------
         TOTAL ASSETS                            $750,056          $744,323
                                                 ========          ========

See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                           September 30, 1998
(In  thousands, except for par values)         (Unaudited)       March  31, 1998
                                           -------------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                              $ 43,119            $ 30,409

  Accrued expenses                                51,686              70,998

  Income taxes payable                            14,193              28,482
                                                --------            --------
        Total current liabilities                108,998             129,889
                                                --------            --------
Deferred income taxes                                283                 273
                                                --------            --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 98,461 shares in September
    and 98,054 shares in March                     9,846               9,805

  Capital in excess of par                       341,187             334,781

  Retained earnings                              571,892             555,161

  Accumulated other comprehensive income       (     784)          (   4,530)
                                                --------            --------
                                                 922,141             895,217

  Less common stock in treasury,
    at cost (17,660 shares in September
    and 17,651 shares in March)                  281,366             281,056
                                                --------            --------
        Total shareholders' equity               640,775             614,161
                                                --------            --------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                 $750,056            $744,323
                                                ========            ========








See notes to condensed consolidated financial statements.


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



(In thousands, except               Three Months Ended        Six Months Ended
per share amounts)                     September 30,            September 30,
                                    -------------------     ------------------
                                     1998      1997           1998      1997
                                   --------  --------      --------   --------

Net sales                          $127,395  $104,461      $234,460   $190,827

Contract revenue                     16,418     4,080        30,411      4,953

Other income                          5,547     2,842        12,253      5,930
                                   --------  --------      --------   --------
                                    149,360   111,383       277,124    201,710
                                   --------  --------      --------   --------
Costs and expenses:
 Cost of goods sold                  32,390    25,048        59,305     47,352

 Selling, general and
   administrative                    89,007    53,063       166,330    109,767

 Research and development            12,926    10,114        26,865     20,449
                                   --------  --------      --------   --------
                                    134,323    88,225       252,500    177,568
                                   --------  --------      --------   --------

Income before income taxes           15,037    23,158        24,624     24,142

Income tax expense                    4,729     7,642         7,893      7,967
                                    -------  --------      --------   --------
Net income                         $ 10,308  $ 15,516      $ 16,731   $ 16,175
                                   ========  ========      ========   ========
Net income per common
 and common equivalent share:
    Basic                              $.13      $.19          $.21       $.20
                                       ====      ====         ====        ====
    Diluted                            $.12      $.19          $.20       $.19
                                       ====      ====          ====       ====
Weighted average number of
 common and common equivalent
 shares outstanding:
    Basic                            80,770    81,325        80,639     81,635
                                     ======    ======        ======     ======
    Diluted                          85,192    83,640        85,046     83,733
                                     ======    ======        ======     ======










See notes to condensed consolidated financial statements.

                                    -4-


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)


(In thousands)                      Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                     1998       1997       1998       1997
                                   -------    -------    -------     -------

Net income                         $10,308    $15,516    $16,731     $16,175

Other comprehensive income (loss)    3,460   (  1,828)     3,746    (  2,196)
                                   -------    -------    -------     -------
Comprehensive income               $13,768    $13,688    $20,477     $13,979
                                   =======    =======    =======     =======



































See notes to condensed consolidated financial statements.


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                        Six Months Ended
(In thousands)                                            September 30,
                                                   -------------------------
                                                     1998            1997
                                                   --------        -------

Cash flows from operating activities:
  Net income                                       $ 16,731        $ 16,175
  Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                                     3,560           3,298
     Amortization                                     6,930           6,741
     Gain on sale of assets of closed
       facilities                                                 (     564)
     Deferred income tax expense                      2,028             828
     Foreign currency transactions gain           (   1,238)      (     561)
     Net change in operating assets and
       liabilities:
        Decrease (increase) in:
          Accounts receivable, net                (   3,426)      (  15,329)
          Inventories                             (   6,029)          8,418
          Refundable income taxes                                    20,204
          Other current assets                    (   4,115)      (      50)
        Increase (decrease) in:
          Accounts payable                           12,710       (     157)
          Accrued expenses                        (  19,312)          2,650
          Income taxes payable                    (  14,289)          5,397
          Increase in other assets                (   4,911)      (     761)
                                                   --------        --------
           Net cash provided by (used
             in) operating activities             (  11,361)         46,289


Cash flows from investing activities:
  Purchase of property, plant and equipment,
    net                                           (  11,481)      (   3,148)
  Proceeds from sale of assets of closed
    facilities                                                        1,875
  Purchase of marketable securities
   Available-for-sale                             (   6,318)      (  11,497)
  Redemption of marketable securities
   Available-for-sale                                25,001           9,045
  Purchase of license agreements, product rights
   and intangible assets, net                     (  12,000)      (   2,075)
                                                   --------        --------
            Net cash used in investing
             activities                           (   4,798)      (   5,800)
                                                   --------        --------


                               - Continued -




                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                         Six Months Ended
(In thousands)                                             September 30,
                                                    -----------------------
                                                       1998          1997
                                                    ---------     ---------


Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans           $  4,963      $  2,577

  Tax benefit realized from the exercise of stock
    options by employees                               1,174           400

  Purchase of treasury stock, net                                (  40,838)
                                                    --------      --------
          Net cash provided by (used in) financing
            activities                                 6,137     (  37,861)

Effect of exchange rate changes on cash                2,657            39
                                                    --------       -------
Increase (decrease) in cash and cash equivalents   (   7,365)        2,667
Cash and cash equivalents, beginning of period       149,653       162,842
                                                    --------      --------
Cash and cash equivalents, end of period            $142,288      $165,509

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                      $18,980          $525

Issuance of warrants for the purchase of
  license agreements                                               $3,500












See notes to condensed consolidated financial statements.


                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2.   Inventories
     -----------
     Inventories consist of the following:

                              September 30, 1998
       (In thousands)             (Unaudited)                  March 31, 1998
                              ------------------               --------------

     Raw materials                  $27,788                       $34,723
     Work in process                  3,841                         4,320
     Finished goods                  57,118                        43,675
                                    -------                       -------
                                    $88,747                       $82,718
                                    =======                       =======


3.   Net Income Per Share
     --------------------

     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                   Three Months Ended        Six Months Ended
                                      September 30,            September 30,
                                   ------------------        ----------------
                                    1998      1997           1998        1997
                                  ------    ------         ------       ------

     Basic                        80,770     81,325        80,639       81,635
     Effect of assumed conversion
       of employee stock options
       and warrants                4,422      2,315         4,407        2,098
                                  ------     ------        ------       ------
     Diluted                      85,192     83,640        85,046       83,733
                                  ======     ======        ======       ======


     Options and warrants to purchase approximately 573,000 shares of common stock at an exercise price of $39.06 per share were outstanding during a portion of the three and six month periods ended September 30, 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase approximately 3,260,000 shares of common stock at exercise prices ranging from $22.03 to $25.73 per share and 4,223,000 shares of common stock at exercise prices ranging from $20.84 to $25.73 per share were outstanding during a portion of the three and six month periods ended September 30, 1997, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)




4.   Accounting Changes
     ------------------
     Effective  April 1, 1998, the Company adopted Statement  of  Financial
     Accounting   Standards   No.   130  ("SFAS   No.   130"),   "REPORTING
     COMPREHENSIVE  INCOME."   Under  provisions  of  this  statement,  the
     Company   has   included   a  financial  statement   presentation   of
     comprehensive income to conform to these new requirements.   SFAS  No.
     130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be
     included  in  other  comprehensive  income.   Implementation  of  this
     disclosure standard did not have a material affect on the Company's financial position or results of operations.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION AND LIQUIDITY
     ---------------------------------
     Net  current  assets  increased by $24,420,000  from  March  31,  1998
     principally   from  normal  operating  activities.  Cash,   marketable
     securities and accrued expenses declined during the period primarily as a result of a $32,250,000 payment made for the marketing rights to certain products under development by H. Lundbeck A/S of Denmark. This expense had been accrued during the 1998 fiscal year. In addition, the Company paid $12,000,000 in accordance with the licensing agreement with H. Lundbeck A/S for the U.S. rights to Celexa-TM-, the Company's selective serotonin reuptake inhibitor for depression, upon its approval which was received in the second quarter.

     Property, plant and equipment increased principally from the expansion of the Company's St. Louis, Missouri facilities to meet the anticipated demand for the warehousing and distribution of Celexa. The Company is also expanding its facilities in Ireland to meet the projected manufacturing demands of Celexa and on Long Island, New York to facilitate increased activity for research and development projects. The expansion will continue through fiscal 1999, and when complete, should adequately meet the Company's needs for manufacturing, warehousing, distribution and research activities.

     Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

     RESULTS OF OPERATIONS
     ---------------------
     Net sales for the three-months ended September 30, 1998 increased $22,934,000 as compared to the period ended September 30, 1997. Initial stocking sales of Celexa, which was launched during the quarter with the Company's co-promotion partner, the Parke-Davis division of the Warner Lambert Company, accounted for $21,014,000 of the increase. While it is still too early to evaluate the results of the launch, the Company is encouraged by the initial prescription demand and by the response of the medical community. The Company's Pharmax Limited subsidiary in the United Kingdom launched Exorex-TM-, used for the treatment of eczema, during the June 1998 quarter. Initial stocking sales, which continued in the current quarter, accounted for $793,000 of the net sales increase. Sales of Tiazac-R- were $12,899,000 higher than last year's second quarter, of which $2,634,000 was due to higher realized average selling prices. Aerobid-R- sales declined $5,589,000 from last year's quarter as a result of continuing competition in the inhaled steroid market. Sales of the Company's other products were $789,000 higher than last year, but were offset by the absence of propranolol sales which amounted to $6,972,000 in last year's second quarter. During the first quarter of the current fiscal year, the Company temporarily discontinued shipments of propranolol, one of its generic products, because of manufacturing difficulties. The Company has not yet resumed shipments, but hopes to do so later this year.

     Net sales for the six-months ended September 30, 1998 increased $43,633,000 as compared to the six-month period ended September 30, 1997. Sales of Celexa and Exorex accounted for $21,014,000 and $897,000 of the increase, respectively. Sales of Tiazac were $20,700,000 higher than last year's first six months, of which $3,450,000 was due to higher realized average selling prices. Sales of the Company's other products increased $1,022,000, net of a decrease of $12,396,000 in propranolol sales.
                                   -10-

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Cont'd.)


    Contract revenue was $12,338,000 higher for the three-month period and $25,458,000 higher for the six-month period than in each of the corresponding prior periods, due principally to the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa. This arrangement was not in effect during the prior year's first quarter. The remainder of the increase was a result of increased co-promotion income on increased sales of Climara-R-.

    Other income in the three and six-month periods includes further payments of $3,000,000 in each of the quarters from the settlement with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The Company may receive the remaining $9,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol.

    Cost of sales as a percentage of sales increased to 25% in the current quarter from 24% in the similar period last year due principally to a change in product mix.

    Selling, general and administrative expenses increased $35,944,000 and $56,563,000, respectively, during the three and six-month periods ended September 30, 1998, from the same periods last year. The increases were principally due to the costs associated with the launch of Celexa, including the addition of approximately 200 sales representatives. A portion of these expenses, together with certain research and development expenses related to Celexa, were reimbursed by the private investor group, as discussed above.

    Research and development expenses increased $2,812,000 and $6,416,000, respectively, during the three and six-month periods ended September 30, 1998, from the same periods last year, due principally to costs associated with conducting clinical trials in order to obtain approval and market new products and from staff increases and associated costs required to support an increased number of products under development. During the current periods, particular emphasis was placed on various clinical studies and new formulations for Aerobid and on clinical studies for Celexa.

    Income taxes as a percentage of income before taxes was approximately 1% lower for the three and six-month periods ended September 30, 1998, from the same periods last year. The decreases resulted principally from an increase in the Company's operating profit derived from tax exempt operations.

    The Company expects to continue its profitability in fiscal 1999 with continued growth in its principal promoted products and Celexa.

    At September 30, 1998, primarily all of the critical computer systems and software (The "Systems") of the Company's U.S. operations are Year 2000 compliant. Other less critical systems in the U.S. and the Company's European subsidiaries systems that are not Year 2000 compliant will be replaced or upgraded. The Company anticipates that all of its Systems will be compliant by the end of 1999. Management believes that the cost to modify these Systems is not material. The Company is also assessing its vendors and customers to determine if their Systems are Year 2000 compliant and is not yet able to assess whether any failures to be compliant would have a material effect on its business operations.

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

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Annual Report") for a description of certain legal proceedings.

        With respect to the anti-trust litigation described in the Annual Report, four additional manufacturer-defendants (not including the Company) reached a settlement of the federal class action in August 1998 providing for aggregate payments by such settling defendants of approximately $350 million and providing for the same commitments as to future pricing practices included in the settlements reached in 1996. Trial in the federal class action commenced in September 1998 against the four manufacturer-defendants (including the Company) and the wholesalers who have not settled the case and is expected to continue through December 1998.

        With  respect  to  the patent litigation between  the  Company  and
        Abbott  Laboratories  described  in  the  Annual  Report,  a   jury
        concluded that Infasurf-R- infringed Abbott's Survanta-R- patents. The Company is seeking to have the verdict set aside. Although it is premature to know the ultimate scope of the court result, the Company has been informed that its' licensor will be able to manufacture product outside the scope of the second of Abbott's two patents and that it would therefore be able to market Infasurf after expiry of the first patent in May 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        (a) The registrant held its annual meeting of stockholders on August 20, 1998.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for adoption of the registrant's 1998 Employee Stock Option Plan, an amendment to the registrant's Certificate of Incorporation to increase the number of shares of the registrant's authorized Common Stock and voted for the ratification of BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 1999.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                        Withhold    Broker
                    Matter               For        Against   Abstain   Authority   Non-Votes


               Election of Directors:
                Howard Solomon         67,752,588                      619,935
                Phillip M. Satow       67,759,000                      613,523
                Kenneth E. Goodman     67,760,404                      612,119
                William J. Candee III  67,743,842                      628,681
                George S. Cohan        67,714,214                      658,309
                Dan L. Goldwasser      67,766,704                      605,819
                Lester B. Salans       67,041,879                    1,330,644



Part II - Other Information
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders (Cont'd.)
          ---------------------------------------------------

                                                                                Withhold    Broker
                    Matter                For        Against   Abstain   Authority   Non-Votes

               1998 Employee Stock
               Option Plan:          48,920,231   19,181,992   270,300

               Amendment of
               Certification of
               Incorporation:        65,174,007      309,017   107,499                2,782,000

               Ratification of
               Independent Public
               Accountants:          68,248,459      43,294     80,770                      -0-


Item 5.   Other
          -----
          In accordance with the requirements of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), in order for shareholder proposals submitted outside Rule 14a-8 (which includes proposals that the regulations under the Exchange Act generally do not require to be included in the Company's definitive proxy statement for its annual meeting of shareholders) to be timely for purposes of the Company's 1999 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c) under the Exchange Act and for purposes of the Company's By-Laws, such proposals must be received by the Company no later than the close of business on May 22, 1999.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (b)  Reports on Form 8-K.  None


          Exhibit 27.  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998




                                              Forest Laboratories, Inc.
                                              -------------------------
                                              (Registrant)




                                              /s/ Howard Solomon
                                              -------------------------
                                              Howard Solomon
                                              President and Chief
                                              Executive Officer




                                              /s/ Kenneth E. Goodman
                                              -------------------------
                                              Kenneth E. Goodman
                                              Executive Vice President -
                                              Operations and Chief
                                              Financial Officer