Form 10-Q
period 1998-12-31
FOREST LABORATORIES INC
filed 1999-02-16
CIK 38074

FORM  10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

               __________________________________

(Mark One)
 -----
/  X /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1998

  ----
/    /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________________________

                               Commission File No. 1-5438

                              FOREST LABORATORIES, INC.
------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

909 Third Avenue
----------------

  New York, New York                                          10022-4731
1--------------------                                         -----------
(address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of February 16, 1999: 82,681,684.

Part I - Financial Information
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                           December 31, 1998
(In thousands)                                (Unaudited)      March 31, 1998
                                           -----------------   --------------
ASSETS
------

Current assets:
  Cash (including cash equivalent
    investments of $161,428 in December
    and $143,423 in March)                    $165,642            $149,653

  Marketable securities                         23,805              32,199

  Accounts receivable, less allowances of
    $13,621 in December and $12,416 in
    March                                       46,137              41,464

  Inventories                                  121,780              82,718

  Deferred income taxes                         38,409              47,675

  Refundable income taxes                       22,206               9,432

  Other current assets                           4,601               8,506
                                              --------            --------
      Total current assets                     422,580             371,647
                                              --------            --------
Marketable securities                           21,237              47,748
                                              --------            --------
Property, plant and equipment                  132,332             116,265
  Less: accumulated depreciation                38,946              34,815
                                              --------            --------
                                                93,386              81,450
                                              --------            --------

Other assets:
  Excess of cost of investment in
    subsidiaries over net assets acquired,
    less accumulated amortization of
    $8,586 in December and $8,117 in March      16,373              16,842

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $86,108
    in December and $76,190 in March           199,835             197,095

  Deferred income taxes                         15,843              17,639

  Other                                         16,962              11,902
                                              --------            --------
      Total other assets                       249,013             243,478
                                              --------            --------
        TOTAL ASSETS                          $786,216            $744,323
                                              ========            ========


See notes to condensed consolidated financial statements.

                                    -2-

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                           December 31, 1998
(In thousands, except for par values)         (Unaudited)       March 31, 1998
                                           ------------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                              $ 38,326           $ 30,409

  Accrued expenses                                53,232             70,998

  Income taxes payable                            18,201             28,482
                                                --------           --------
      Total current liabilities                  109,759            129,889
                                                --------           --------
Deferred income taxes                                277                273
                                                --------           --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized
    1,000; no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 99,337 shares in
    December and 98,054 shares in March           9,934              9,805

  Capital in excess of par                      356,837            334,781

  Retained earnings                             593,410            555,161

  Accumulated other comprehensive income      (   1,772)         (   4,530)
                                               --------           --------
                                                958,409            895,217

Less common stock in treasury,
  at cost (17,679 shares in December and
  17,651 shares in March)                       282,229            281,056
                                               --------           --------
      Total shareholders' equity                676,180            614,161
                                               --------           --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                   $786,216           $744,323
                                               ========           ========








See notes to condensed consolidated financial statements.


                FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income
                               (Unaudited)


(In thousands, except               Three Months Ended   Nine Months Ended
per share amounts)                       December 31,        December 31,
                                    ------------------   ------------------
                                      1998      1997      1998      1997
                                    --------  --------   --------  --------

Net sales                           $137,462  $115,942   $371,922  $306,769

Contract revenue                       9,412     8,530     39,823    13,483

Other income                           7,808     5,600     20,061    11,530
                                    --------  --------   --------  --------
                                     154,682   130,072    431,806   331,782
                                    --------  --------   --------  --------
Costs and expenses:
  Cost of goods sold                  34,140    27,716     93,445    75,068

  Selling, general and
    administrative                    77,336    60,097    243,666   169,864

  Research and development            12,553    13,178     39,418    33,627
                                    --------  --------   --------  --------
                                     124,029   100,991    376,529   278,559
                                    --------  --------   --------  --------
Income before income taxes            30,653    29,081     55,277    53,223

Income tax expense                     9,135     9,597     17,028    17,564
                                    --------  --------    -------  --------
Net income                          $ 21,518  $ 19,484    $38,249  $ 35,659
                                    ========  ========    =======  ========

Net income per common
   and common equivalent share:
       Basic                            $.26      $.24       $.47      $.44
                                        ====      ====       ====      ====
       Diluted                          $.25      $.24       $.45      $.43
                                        ====      ====       ====      ====
Weighted average number of
  common and common equivalent
  shares outstanding:
    Basic                             81,495    80,169     80,963    81,145
                                      ======    ======     ======    ======
    Diluted                           86,178    82,573     85,474    83,334
                                      ======    ======     ======    ======









See notes to condensed consolidated financial statements.



                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Comprehensive Income
                               (Unaudited)


(In thousands)                       Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                     ------------------    -----------------
                                      1998        1997      1998       1997
                                     ------      ------    -------   -------

Net income                          $21,518     $19,484    $38,249   $35,659

Other comprehensive income (loss)  (    988)   (    301)     2,758  (  2,497)
                                    -------     -------    -------   -------
Comprehensive income                $20,530     $19,183    $41,007   $33,162
                                    =======     =======    =======   =======









































See notes to condensed consolidated financial statements.


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                      Nine Months Ended
(In thousands)                                          December 31,
                                                 ----------------------
                                                       1998       1997
                                                 ----------   --------
Cash flows from operating activities:
  Net income                                     $ 38,249     $ 35,659
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:

     Depreciation                                   5,402        4,974
     Amortization                                  10,387       10,049
     Gain on sale of assets of closed
       facilities                                            (     564)
     Deferred income tax expense                   11,066        1,373
     Foreign currency transactions gain          (  2,004)   (     943)
     Net change in operating assets and
       liabilities:
        Decrease (increase) in:
          Accounts receivable, net                (  4,673)   (  20,917)
          Inventories                             ( 39,062)       8,608
          Refundable income taxes                 ( 12,774)      20,204
          Other current assets                       3,905    (     846)
        Increase (decrease) in:
          Accounts payable                           7,917        4,752
          Accrued expenses                        ( 17,766)       2,647
          Income taxes payable                    ( 10,281)       5,802
         Decrease (increase) in other
           assets                                 (  5,060)         914
                                                   -------      -------
              Net cash provided by (used in)
               operating activities               ( 14,694)      71,712
                                                   -------      -------

Cash flows from investing activities:
  Purchase of property, plant and equipment,
   net                                            ( 15,777)   (   5,038)
  Proceeds from sale of assets of closed
     facilities                                                   1,875
  Purchase of marketable securities
     Available-for-sale                            ( 11,865)  (  21,576)
  Redemption of marketable securities
    Available-for-sale                               46,770      13,705
  Purchase of license agreements, product
    rights and intangible assets                   ( 12,000)  (   1,352)
                                                    -------    --------
              Net cash provided by (used in)
               investing activities                   7,128   (  12,386)
                                                    -------    --------



                                - Continued -

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                - Continued -
                                                         Nine Months Ended
(In thousands)                                             December 31,
                                                        --------------------
                                                         1998         1997
                                                        -------     --------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock option plans   $ 10,980    $  5,641

  Tax benefit realized from the exercise of
    stock options by employees                          10,032       1,348

  Purchase of treasury stock, net                                (  70,109)
                                                      --------    --------
          Net cash provided by (used in)
           financing activities                         21,012   (  63,120)
                                                      --------    --------
Effect of exchange rate changes on cash                  2,543         424
                                                      --------    --------
Increase (decrease) in cash and cash equivalents        15,989   (   3,370)
Cash and cash equivalents, beginning of period         149,653     162,842
                                                      --------    --------
Cash and cash equivalents, end of period              $165,642    $159,472
                                                      ========    ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                         $18,985      $7,825

Supplemental disclosures of noncash financing activity:

Issuance of warrants in connection with development
  and marketing agreements                                          $3,500









See notes to condensed consolidated financial statements.



                 FOREST LABORATORIES, INC. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2.   Inventories
     -----------
     Inventories consist of the following:

                                   December 31, 1999
     (In thousands)                    (Unaudited)          March 31, 1998
                                   ------------------       --------------

     Raw materials                      $ 57,230                $34,723
     Work in process                       3,040                  4,320
     Finished goods                       61,510                 43,675
                                        --------                -------
                                        $121,780                $82,718
                                        ========                =======


3.   Net Income Per Share
     --------------------

     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                   Three Months Ended       Nine Months Ended
                                      December 31,            December 31,
                                   ------------------       -----------------
                                     1998       1997         1998      1997
                                    ------     ------       ------    ------

     Basic                          81,495     80,169       80,963    81,145
     Effect of assumed conversion
       of employee stock options
       and warrants                 4,683     2,404          4,511     2,189
                                   ------    ------         ------    ------

     Diluted                       86,178    82,573         85,474    83,334
                                   ======    ======         ======    ======


     There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended December 31, 1998 as none were anti-dilutive. Options and warrants to purchase approximately 580,000 shares of common stock at an exercise price of $39.06 per share were outstanding during a portion of the nine-month period ended December 31, 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase approximately 1,970,000 shares of common stock at exercise prices ranging from $22.86 to $25.73 per share and 4,345,000 shares of common stock at exercise prices ranging from $21.53 to $25.73 per share were outstanding during a portion of the three and nine-month periods ended December 31, 1997, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

                    FOREST LABORATORIES AND SUBSIDIARIES

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

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net current assets increased by $71,063,000 from March 31, 1998 principally from normal operating activities. Marketable securities and accrued expenses declined during the period primarily as a result of a $32,250,000 payment made for the marketing rights to certain products under development by H. Lundbeck A/S of Denmark. This expense had been accrued during the 1998 fiscal year. In addition, the Company paid $12,000,000 in accordance with the licensing agreement with H. Lundbeck
A/S for the U.S. rights to Celexa-TM- (Citalopram HBr), the Company's selective serotonin reuptake inhibitor (SSRI) for the treatment of depression, upon its approval, which was received in the second quarter of fiscal 1999. The increase in inventories and accounts payable relates principally to a buildup of Celexa inventory. The increase in refundable income taxes is due principally to income tax benefits from the exercise of stock options by employees.

Property, plant and equipment increased principally from the expansion of the Company's St. Louis, Missouri facilities to meet the anticipated demand for the warehousing and distribution of Celexa. The Company is also expanding its facilities in Ireland to meet the projected manufacturing demands of Celexa and on Long Island, New York to facilitate increased activity for research and development projects. The expansion will continue through fiscal 2000, and when complete, should adequately meet the Company's needs for manufacturing, warehousing, distribution and research activities.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the probable buy out of a private investor group's royalty arrangement, made in connection with Celexa's development and marketing (Reference is made, herein to the consolidated financial statements included in the Company's 1998 Annual Report - Note 12).

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended December 31, 1998 increased
$21,520,000 as compared to the three-month period ended December 31, 1997. Sales of Celexa, which was launched during the September 1998 quarter with the Company's co-promotion partner, the Parke-Davis division of the Warner Lambert Company, were $20,885,000. The Company's
Pharmax Limited subsidiary in the United Kingdom launched Exorex-TM-, used for the treatment of eczema, during the June 1998 quarter. Sales of Exorex accounted for $429,000 of the net sales increase. Sales of Tiazac-R-were $10,832,000 higher than last year's third quarter, of which $3,578,000 was due to higher realized average selling prices. Aerobid-R-sales declined $1,876,000 from last year's quarter as a result of continuing competition in the inhaled steroid market. During the first quarter of the current fiscal year, the Company temporarily discontinued shipments of propranolol, one of its generic products, because of manufacturing difficulties. The Company has not yet resumed shipments, but hopes to do so in fiscal 2000. During last year's third quarter, sales of propranolol amounted to $3,560,000. Sales of the Company's other products were $5,190,000 lower than last year due to generic competition.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Contd.)


Net sales for the nine months ended December 31, 1998 increased $65,153,000 as compared to the nine-month period ended December 31, 1997. Sales of Celexa and Exorex accounted for $41,899,000 and $1,326,000 of the increase, respectively. Sales of Tiazac were $31,532,000 higher than last year's first nine months of which $7,028,000 was due to higher realized average selling prices. Sales of the Company's other products, excluding propranolol, were $7,319,000 higher than last year's nine-month period while the loss of propranolol sales accounted for the remaining $16,923,000 of the change.

Contract revenue for the three-month period was $882,000 higher than in the corresponding period ended December 31, 1997 due principally to increased co-promotion income on increased sales of Climara-R-. Contract revenue was $26,340,000 higher for the nine-month period as compared to the corresponding period ended December 31, 1997, due principally to the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa. The remainder of the increase was a result of increased co-promotion income on increased sales of Climara.

The increase in other income for the three-month period was primarily from a settlement with a vendor. Other income for the nine-month period ended December 31, 1998 includes three equal quarterly payments totaling $9,000,000 from the settlement with Pharmacia & Upjohn, Inc., with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The settlement occurred in the third quarter of fiscal 1998, during which time the Company received an initial payment of $5,000,000 which was recorded net of $2,240,000 in expenses. The Company may receive up to an additional $6,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol.

Cost of sales as a percentage of net sales increased to 25% in the current quarter and for the nine-month period ended December 31, 1998 from 24% during similar periods last year due principally to a change in product mix.

Selling, general and administrative expenses increased $17,239,000 and $73,802,000, respectively, during the three and nine-month periods ended December 31, 1998, from the same periods last year. The increases were principally due to the costs associated with the launch of Celexa, including the addition of approximately 200 sales representatives. A portion of these expenses, together with certain research and development expenses related to Celexa, were reimbursed by the private investor group, as discussed above.

The increase in research and development expenses for the nine-month period ended December 31, 1998, from the same period last year, was due principally to costs associated with conducting clinical trials in order to obtain approval and market new products and from staff increases and associated costs required to support an increased number of products under development. During the current periods, particular emphasis was placed on various clinical studies and new formulations for Aerobid and on clinical studies for Celexa.

                    FOREST LABORATORIES, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd.)

Income taxes as a percentage of income before taxes was approximately 3% lower for the three-month period and 2% lower for the nine-month period ended December 31, 1998, from the same periods last year. The decreases resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations and the utilization of tax loss carryforwards. Celexa is manufactured in Ireland and a portion of its' profits are subject to a favorable tax rate.

The Company expects to continue its profitability in fiscal 1999 with continued growth in its principal promoted products.

At December 31, 1998, primarily all of the critical computer systems and software (the "Systems") of the Company's U.S. operations are Year 2000 ("Y2K") compliant. Other less critical systems in the U.S. and the Company's European subsidiaries systems that are not Y2K compliant will be replaced or upgraded. The Company anticipates that all of its Systems will be compliant by the end of 1999. Management believes that the cost to modify these Systems is not material. The company is also assessing its vendors and customers to determine if their Systems are Y2K compliant and is not yet able to assess whether any failures to be compliant would have a material effect on its business operations.

FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number or risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

        Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Annual
        Report") for a description of certain legal proceedings.

        With respect to the antitrust litigation described in the Annual Report, on December 1, 1998 the defendants in the consolidated federal class action, including the Company, were granted a directed verdict by the trial court after the plaintiffs' had concluded their case. In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs. The class action plaintiffs have filed a notice of their intention to appeal the verdict to the United States Court of Appeals for the Seventh Circuit. While the Company continues to believe that the plaintiffs' claims have no merit, there can be no assurance that the decision of the trial court will be sustained on appeal.

        In addition, the Company settled similar actions in the states of New York, Michigan, Maine and Minnesota brought on behalf of consumers by making nominal settlement payments.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (B) Reports on Form 8-K.  None.

        Exhibit 27.  Financial Data Schedule.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 16, 1999



                                        Forest Laboratories, Inc.
                                        --------------------------
                                        (Registrant)




                                        /s/ Kenneth E. Goodman
                                        -------------------------
                                        Kenneth E. Goodman
                                        President and Chief
                                        Operating Officer




                                        /s/ John E. Eggers
                                        -------------------------
                                        John E. Eggers
                                        Vice President-Finance and
                                        Chief Financial Officer