Form 10-K
period 1999-03-31
FOREST LABORATORIES INC
filed 1999-06-29
CIK 38074

               SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------
                    WASHINGTON, D. C. 20549


                          -----------
                           Form 10-K

(Mark One)
        ____
       / X /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ----      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1999

       ----
      / X /      TRANSITION REPORT PURSUANT TO SECTION 13 OR
       ----      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ______________________


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

               ----                   ----
       YES    / X /           NO     /   /
              ----                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein
                                          ---
and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this
            ----
Form 10-K  /   /.
           ----
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 1999 is $3,733,530,980.

Number of shares outstanding of registrant's Common Stock as of June 21, 1999: 83,301,658.

The following documents are incorporated by reference herein:

     Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
     Exchange Act of 1934 in connection with the 1999 Annual
     Meeting of Stockholders of registrant.

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999.


                          ---------------

                             PART I
ITEM 1.  BUSINESS
-------  --------
GENERAL

         Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's Forest Pharmaceuticals, Forest Therapeutics and Forest Speciality Sales salesforces and its controlled release line of generic products sold to wholesalers, chain drug stores and generic distributors. In recent years the Company has emphasized increased detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the introduction of new products acquired from other companies or developed by the Company.

         Forest's products include those developed by Forest and those acquired from other pharmaceutical companies and integrated into Forest's marketing and distribution systems. See "Recent
Developments."

         Forest is a Delaware corporation organized in 1956, and its principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number (212)-421-7850).

RECENT DEVELOPMENTS

         CELEXA-TM-: On July 17, 1998 the United States Food and Drug Administration ("FDA") approved Forest's New Drug Application (an "NDA") for Celexa (citalopram HBr), Forest's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression. Forest, together with its co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, commenced detailing of Celexa in September 1998. Sales of Celexa were $91,910,000 for the fiscal year ended March 31, 1999. According to data published by IMS, an independent prescription audit firm, Celexa has already achieved a 7.8% share of new prescriptions for antidepressants in the SSRI category. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets. Forest licenses the United States rights to Celexa from H. Lundbeck A/S, a privately held pharmaceutical company based in Copenhagen and the drug's originator.

         In March 1998, Forest entered into an agreement with the Parke-Davis division of the Warner-Lambert Company providing for the co-promotion of Celexa by Forest and the Parke-Davis salesforces for the three year period following the launch of the product. Parke-Davis will be paid a co-promotion fee during the co-promotion period and will receive a reduced fee for a three year period thereafter. Management believes that the additional promotional support by Parke-Davis, together with the efforts of Forest's salesforces (which were expanded during the 1998 fiscal year), contributed to the successful launch of Celexa in the United States and will continue to contribute to the successful marketing of the product.

         Pursuant to an agreement dated July 1, 1997 among Forest and a private investor group, the investors have funded $60 million of the development, pre-launch and costs of expanding Forest's salesforces to promote Celexa over an approximate two-year period. Pursuant to the agreement, Forest is obligated to pay the investors royalties on sales of Celexa commencing 15 months after FDA approval at varying rates from 25% to 5%, depending on sales levels. Forest has the option to buy out all but a limited one percent royalty for a lump sum payment of $85,000,000. Forest has notified the investor group that it intends to exercise this buy-out option and reached a further agreement to terminate the residual royalty obligations for a one-time payment of $10 million, which transactions are expected to be completed in the second quarter of fiscal 2000. The investors also received five year warrants to purchase 1,000,000 shares of Forest's common stock at a price of $25.725 per share, all of which have been exercised as of the date hereof.

         STRATEGIC ALLIANCE WITH H. LUNDBECK A/S: On March 27, 1998, Forest entered into a strategic alliance with H. Lundbeck A/S ("Lundbeck")covering United States marketing rights to central nervous system ("CNS") products developed by Lundbeck. Lundbeck, founded in 1915, is a privately held pharmaceutical company based in Copenhagen specializing in the development of pharmaceutical compounds for the treatment of central nervous system disorders. Lundbeck is also the originator and Forest's licensor of Celexa.

         The strategic alliance specifically provides for the license to Forest of marketing rights in the United States to three products: (1) Lu26-054, the active enantiomer of Celexa, which is expected to enter Phase III clinical trials in the summer of 1999 and has patent protection in the United States until the year 2009 and the potential to extend patent protection beyond 2009; (2) Lu25-109, a selective muscarinic agonist and M3 antagonist; and (3) Lu28-179, a new anxiolytic compound presently in Phase I studies. In addition, the alliance sets forth the terms for joint development of future products resulting from Lundbeck's research programs for marketing in the United States under the name of Forest-Lundbeck.
         In August 1998, a Phase II/III clinical study of Lu 25-109 indicated that the drug did not show effectiveness in the treatment of Alzheimer's patients, the indication for which the drug was being developed. Forest is currently exploring the use of Lu 25-109 in other indications, such as urinary incontinence, but there can be no assurance that the compound can be successfully developed for any such indications.

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

         AEROBID-R-: Two supplemental NDA's relating to Aerobid, Forest's metered dose inhaled steroid for the treatment of asthma are currently pending with the FDA. One filing was for a once-daily dosing of Aerobid and the second was for Aeropak, a combination of Aerobid with Aerochamber-R-, Forest's aerosol holding chamber for use with metered dose inhaled products. Management believes that both supplemental NDA's address the recognized problem of poor patient compliance with asthma therapy, and by improving patient compliance with a once-daily dosing regimen and optimizing the drug delivery system, should enhance Aerobid's position in this market. The Company is currently discussing these supplemental NDA's with the FDA and hopes to receive marketing approval in fiscal 2000. However, there can be no assurance that such approval can be attained.

         CLIMARA-R-: In March 1999, the FDA approved a new low dose (0.025 mg) version of Climara, a transdermal patch product used in estrogen replacement therapy which Forest co-markets with the drug's originator, Berlex Laboratories, Inc. The low dose form was approved for the treatment of osteoporosis and provides the lowest effective estrogen replacement dosage available in the United States. The availability of the low-dosage form is expected to enhance the attractiveness of the Climara line to physicians seeking to commence patient therapy with the lowest effective dose.

         SYNAPTON-TM-: In November 1997, Forest filed an NDA for Synapton, an extended release acetylcholinesterase inhibitor for the treatment of the dementia caused by Alzheimer's Disease. In November 1998, Forest received a "non-approvable" letter from the FDA. Forest is currently evaluating the FDA's interpretation of data included in the NDA.

         INFASURF-R-: In June 1991, the Company entered into a licensing agreement with ONY, Inc. ("ONY") for the marketing by the Company in the United States, the United Kingdom and Canada of the product Infasurf for the treatment of respiratory distress syndrome in premature infants. Such licensing arrangements were expanded in May 1992 to include worldwide rights to the product.

         The FDA has approved the NDA for Infasurf. Following notification by Abbott Laboratories that it considers that Infasurf infringes its Survanta-R- patents, the Company and ONY commenced an action against Abbott Laboratories in the Federal District Court for the Western District of New York seeking a declaration that Infasurf does not infringe the Survanta patents and that the Survanta patents are invalid. In September 1998, the jury in that case determined that Infasurf did infringe on the Abbott Laboratories' patents. On June 23, 1999 the trial court granted Forest's motion to set aside the jury verdict, ruling that Infasurf did not infringe the Survanta patents and also that Forest had received an implied license to the Survanta patents based upon conduct by Abbott. While there can be no assurance that the trial court's decision will not be subject to appeal by Abbott or that such decision will be sustained on appeal, Forest believes the decision of the trial court is correct and intends to commercially launch Infasurf in fiscal 2000.

         STOCK SPLIT; SHARE REPURCHASE PROGRAM: On March 25, 1998, Forest's common stock was split on a two-for-one basis by means of the payment of a 100% stock dividend. All share numbers set forth in this Report or in any financial statement or other document incorporated by reference herein have been restated to give effect to such stock split.

         In December 1997, Forest's Board of Directors authorized an increase in Forest's share repurchase program of 4,000,000 shares, bringing such total authorization to 17,000,000 shares. Pursuant to the program, Forest may repurchase shares on the open market at prices prevailing from time to time. As of June 28, 1999, Forest has purchased 12,321,000 shares pursuant to this program. No date for completing the share repurchase program has been established.

         MANAGEMENT: Phillip M. Satow, Forest's Executive Vice
President, retired effective December 31, 1998. Mr. Satow remains a member of Forest's Board of Directors.

         Raymond Stafford, formerly Forest's Vice President-Europe and based in Forest's Dublin, Ireland offices, has relocated to the United States and has been elected Executive Vice President-Global Marketing. In addition, effective December 1, 1998, Howard Solomon, President and Chief Executive Officer, was elected Chairman and Chief Executive Officer, Kenneth E. Goodman, Executive Vice President-Operations and Chief Financial Officer, was elected President and Chief Operating Officer, Dr. Lawrence Olanoff, Senior Vice President-Scientific Affairs, was elected Executive Vice President-Scientific Affairs and John E. Eggers, Vice President-Treasurer, was elected Vice President-Finance and Chief Financial Officer.

PRINCIPLE PRODUCTS

         The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include Celexa, Forest's SSRI for the treatment of depression; the respiratory products Aerobid, Aerochamber and Tessalon-R-; Tiazac-R-, Forest's once-daily diltiazem for the treatment of hypertension and angina; the Climara estrodiol transdermal system (which Forest co-markets with Berlex Laboratories,Inc.); Monurol-R-, a one dose antibiotic for the treatment of uncomplicated urinary tract infection; and Cervidil-R-, used for the initiation or continuation of cervical ripening. (See "Recent Developments").

         Sales of Celexa, launched in September 1998, accounted for 16.8% of Forest's sales for the fiscal year ended March 31, 1999.

         Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 16.9% of Forest's sales for the fiscal year ended March 31, 1999 as compared to 24.5% and 20.6% for the fiscal years ended March 31,
1998 and 1997, respectively.   Aerochamber is a spacer device
used to improve the delivery of products administered by aerosol delivery, including Aerobid.

         Sales of Tiazac, launched in 1996, accounted for 23.7%, 19.7% and 9.0% of sales for the fiscal years ended March 31, 1999,1998 and 1997, respectively.

         Forest's generic line, marketed by the Company's Inwood
Laboratories, Inc. subsidiary, includes generic equivalents to certain of the Company=s branded products, as well as difficult to formulate controlled release products.

         The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem-R-, a topical preparation for the treatment of diaper rash; Colomycin-R-, an antibiotic used in the treatment of Cystic Fibrosis; and Suscard-R- and Sustac-R-, sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle. In May 1998, Pharmax launched Exorex-TM-, which is used in the treatment of eczema. Syscor-R-, used for the treatment of angina, was launched in February 1999.

MARKETING

         In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals and Forest Therapeutics, currently numbering 850 persons, which detail products directly to physicians, pharmacies and managed care organizations. Forest's salesforces were increased by approximately 32% during the fiscal year ended March 31, 1998 in anticipation of the launch of Celexa. The Company also employs a contract salesforce of 230 representatives to promote its products. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 51 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

COMPETITION

         The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive controlled release and other drug formulation and delivery technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind sold by Forest and drugs utilizing controlled release technologies. Many of these companies have substantially greater financial resources than Forest. The Company also faces competition for the acquisition or licensing of new product opportunities from other companies. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations, including pharmaceutical benefit management companies, in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of the Company's principal promoted products. Failure to be included or to have a preferred position in a managed care organization's drug formulary could result in decreased prescriptions of a manufacturer's products.

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

         During the past several years the FDA, in accordance with its standard practice, has conducted a number of inspections of the Company's manufacturing facilities. Following these inspections the FDA called the Company's attention to certain "Good Manufacturing Practices" compliance and record keeping deficiencies. In March 1999, the FDA requested that the Company review its practices used to analyze blood level concentrations of volunteers who receive various drugs for purposes of pharmacokinetics trials. Forest has responded to the FDA's comments and has modified procedures to comply with the requests made by the FDA. In addition, in April 1998 and April 1999, the Company identified certain stability problems with its generic propranolol and indomethacin products, respectively. The Company is not shipping either of such products pending resolution of these problems.

         In March 1997, the FDA announced a proposed rule which could result in the withdrawal of approval to market metered dose inhaler formulations of corticosteroids (such as the Company's Aerobid product) containing chlorofluorocarbons ("CFC's") once three distinct non-CFC products are available in that therapeutic category. The Company is currently developing a non-CFC formulation of Aerobid which is currently in Phase III clinical trials and expects to complete its development and to file an NDA in time to meet the proposed regulation.
         The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.

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

PRINCIPLE CUSTOMERS

         McKesson Drug Company, Bergen Brunswig Corp. and Cardinal Distributors, Inc., national drug wholesalers, accounted for 17%, 12% and 14%, respectively, of Forest's consolidated net sales for the fiscal year ended March 31, 1999, and 13%, 12% and 11%, respectively, of Forest's consolidated net sales for the fiscal year ended March 31, 1998. For the year ended March 31, 1997, Bergen Brunswig Corp. and Cardinal Distributors, Inc. accounted for 10.4% and 10.2% of Forest's consolidated net sales. No other customer accounted for 10% or more of Forest's consolidated net sales for those fiscal years.

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

RESEARCH AND DEVELOPMENT

         During the fiscal year ended March 31, 1999, Forest spent $51,641,000 for research and development, as compared to $79,150,000 and $40,689,000 in the fiscal years ended March 31, 1998 and 1997, respectively. Forest's research and development expense in the 1998 fiscal year included $32,250,000 for the license fee and related expenses of the license of the Lundbeck CNS products (see "Recent Developments") and otherwise consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products.

EMPLOYEES

         At March 31, 1999, Forest had a total of 1,945 employees.

PATENTS AND TRADEMARKS

         Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Cervidil, Monurol, Synapton, Flumadine-R-, and Forest's licensed oxycodone/ ibuprofen analgesic and those products under development pursuant to the joint venture with Lundbeck (see "Recent Developments"), which patents expire through 2010. While no longer subject to patent protection, Celexa enjoys legal marketing exclusivity under the Waxman-Hatch Act until 2003. Forest believes these patents and other rights are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron-R-technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

         Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

         Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
-------  ----------
         Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. Forest also owns five buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 32,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility.

         In March 1999, Forest entered into a lease for approximately 23,000 square feet of office space in Jersey City, New Jersey. Forest expects to use the new facility for certain of its scientific and regulatory personnel and expects to occupy this facility in June 1999.

         Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 108,000 square feet. In St. Louis, Missouri, FPI recently purchased a 330,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. FPI also recently sold an 87,000 square foot building in St. Louis.

         Pharmax owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

         Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a subsidiary of Forest, owns an approximately 86,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility is currently used principally for the manufacture of and distribution to the United States of Celexa tablets. Forest plans to expand this facility in fiscal 2000.

         Forest presently leases approximately 90,000 square feet of executive office space at 909 Third Avenue, New York, New
York. The lease is for a sixteen (16) year term, expiring in 2010, subject to 2 five year renewal options.

         Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

         Net rentals for leased space for the fiscal year ended
March 31, 1999 aggregated approximately $3,155,000 and for the fiscal year ended March 31, 1998 aggregated approximately
$2,977,000.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------
         The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. Certain manufacturer defendants (but not the Company) reached settlements of the federal class action which received court approval in June 1996 and September 1998, pursuant to which they agreed to pay an aggregate of approximately $720 million and make certain commitments with regard to pricing practices.

         On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The class action plaintiffs have appealed the Judge's ruling to the United States Court of Appeals for the Seventh Circuit. Oral argument on this appeal was heard in June 1999. While the Company continues to believe plaintiffs' claims are without merit, there can be no assurance that the decision of the trial Judge will be upheld on appeal.

         Following the granting of a directed verdict in favor of the defendants, the Company moved for an award of sanctions from the attorneys for the class action plaintiffs in light of certain misrepresentations made with respect to Forest by such attorneys during the course of the class action. On April 29, 1999, the trial court granted Forest's motion, awarding Forest approximately $2.1 million in attorneys' fees and expenses incurred in this action. The attorneys for the class plaintiffs have appealed this decision.

         The Company remains a defendant in actions brought on behalf of retail pharmacists who elected to "opt out" of the federal class action asserting virtually identical claims. The Company intends to continue to vigorously contest such claims and seek their dismissal.

         Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in various state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. Settlements were reached by many of the manufacturer defendants of actions purported to be brought on behalf of consumers in 11 states, including the District of Columbia, for an aggregate of approximately $65 million and in the State of California for an aggregate of $176 million (including approximately $148 million payable through the distribution of free products). The Company has not participated in such settlements, but has settled actions pending in four states by making nominal settlement payments.

         While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing or pricing policies.

         The Company is a defendant in an action pending in Federal District Court for the Northern District of Illinois entitled G.D. Searle & Co. v. Forest Laboratories, Inc.
         ----------------------------------------------
Plaintiff G.D. Searle asserts claims for federal and common law trademark infringement in respect of rights Searle alleges as to the name "Celebra" and arising from the marketing of Celexa. The action seeks injunctive relief and unspecified monetary damages. The Company has filed a motion for summary judgment which motion is pending as of the date hereof. The Company believes this action is without merit.

         See "Item 1, Business, Recent Developments" for a description of an action commenced by the Company against Abbott and a ruling that the Company's Infasurf lung surfactant does not infringe certain of Abbott's patents.

         The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
-------  OF SECURITY HOLDERS
         -------------------------------
         Not Applicable.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE
-------- DISCLOSURES ABOUT MARKET RISK
         -----------------------------
         The information required by this item is incorporated by reference to page 13 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND
-------  SUPPLEMENTARY DATA
         ------------------------
         The information required by this item is incorporated by reference to pages 15 through 27 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS
-------  WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
         ------------------------------
         Not Applicable.

                            PART III
                            --------

          In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 1999
 Annual Meeting of Shareholders.

                             PART IV
                             -------
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
--------   AND REPORTS ON FORM 8-K
           ----------------------------------------

         (a) 1.  Financial statements.  The following
                 consolidated financial statements of
                 Forest Laboratories, Inc. and subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:

                     Report of Independent Certified Public
                     Accountants

                     Consolidated balance sheets -
                     March 31, 1999 and 1998

                     Consolidated statements of operations -
                     years ended March 31, 1999, 1998 and 1997

                     Consolidated statements of comprehensive income (loss) - years ended March 31, 1999,
                     1998 and 1997

                     Consolidated statements of shareholders' equity - years ended March 31, 1999, 1998 and 1997

                     Consolidated statements of cash flows -
                     years ended March 31, 1999, 1998 and 1997

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

               10.8      Split Dollar Life Insurance
                         Agreement dated March 29, 1994 between
                         Forest and Phillip M. Satow.
                         Incorporated by reference to the 1994 10-
                         K.

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

               10.14 Employment Agreement dated June 24, 1998 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "1998 10-K").

               10.15 Employment Agreement dated June 21, 1999 between Forest and John E. Eggers.

               10.16     Employment Agreement dated January 16,
                         1995 between Forest and Mary Prehn.
                         Incorporated by reference to the 1998 10-
                         K.

               10.17     Employment Agreement dated February 23,
                         1998 between Forest and Raymond Stafford.
                         Incorporated by reference to the 1998 10-
                         K.

               10.18 Development and Marketing Agreement dated July 1, 1997 by and between Forest and FRXC Company, Inc. Incorporated by reference to Exhibit No. 10.17 to the 1998 10-K.

               10.19 License Agreement dated September 11, 1995 between Biovail Corporation International and Forest. Incorporated by reference to Exhibit No. (C)(2) to
                         Schedule 14D-1 of Forest dated September
                         18, 1995.

               10.20     License and Supply Agreement dated
                         October 3, 1995 between Forest
                         Laboratories (Ireland) Limited and H.
                         Lundbeck A/S.

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

Dated:  June 29, 1999
                                 FOREST LABORATORIES, INC.



                                 By:   /s/Howard Solomon
                                      --------------------------
                                      Howard Solomon,
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and Director


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE
-------------------
OFFICERS:
--------

 /s/ Howard Solomon          Chairman of the      June 29, 1999
--------------------------   Board, Chief
     Howard Solomon          Executive Officer
                             and Director


/s/ Kenneth E. Goodman       President, Chief    June 29, 1999
---------------------------  Operating Officer
    Kenneth E. Goodman       and Director


PRINCIPAL FINANCIAL
-------------------
AND ACCOUNTING OFFICER:
----------------------

/s/ John E. Eggers           Vice President-    June 29, 1999
---------------------------  Finance and Chief
    John E. Eggers           Financial Officer


DIRECTORS
---------

/s/ Phillip M. Satow         Director           June 29, 1999
---------------------------
    Phillip M. Satow

/s/ George S. Cohan          Director           June 29, 1999
---------------------------
    George S. Cohan



/s/William J. Candee, III    Director           June 29, 1999
---------------------------
   William J. Candee, III


/s/ Dan L. Goldwasser       Director            June 29, 1999
---------------------------
    Dan L. Goldwasser



/s/ Lester B. Salans        Director            June 29, 1999
---------------------------
    Lester B. Salans

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors and Shareholders
Forest Laboratories, Inc.



The audits referred to in our report dated April 30, 1999, relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in
Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/BDO SEIDMAN, LLP
---------------------------
BDO Seidman, LLP



New York, New York
April 30, 1999

                                                                 SCHEDULE II

                         FOREST LABORATORIES, INC. AND SUBSIDIARIES

                               VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------------------------
Column    A                 Column   B                Column C                            Column D             Column E

-------------------------------------------------------------------------------------------------------------------------
                                               Additions
-------------------------------------------------------------------------------------------------------------------------
                           Balance at         (1)                  (2)                                       Balance at
                           beginning    Charged to costs     Charged to other           Deductions-          end of
Description                of period    and expenses         accounts-describe(A)       describe(B)          period
-------------------------------------------------------------------------------------------------------------------------

Year ended March 31, 1999:
 Allowance for doubtful
     accounts             $12,416,000      $1,036,000             $5,350,000            $4,642,000           $14,160,000
                          ===========      ==========             ==========            ==========           ===========

Year ended March 31, 1998:
 Allowance for doubtful
     accounts              $9,594,000      $3,237,000             $5,640,000            $6,055,000           $12,416,000
                           ==========      ==========             ==========            ==========           ===========

Year ended March 31, 1997:
 Allowance for doubtful
     accounts              $5,309,000      $4,371,000              $1,143,000           $1,229,000            $9,594,000
                           ==========      ==========              ==========           ==========            ==========








(A) Includes allowances for wholesale chargebacks, medicaid rebates, cash discounts and domestic returns.
(B) Includes adjustments for wholesale chargebacks, medicaid rebates, cash discounts and bad debt write-offs.

                                              S-2

                         EXHIBIT 13

QUARTERLY STOCK MARKET PRICES

                                        High           Low
                                        ----           ---

April - June 1997                       22  9/16       16  1/16

July - September 1997                   24  3/16       20  1/16

October - December 1997                 24  11/16      20  15/16

January - March 1998                    38             24  5/16

April - June 1998                       40  1/2        32  1/8

July - September 1998                   42  5/8        32

October - December 1998                 53  1/4        32

January - March 1999                    58  7/8        42  5/16



SELECTED FINANCIAL DATA
                                                 1999      1998      1997      1996      1995
                                             --------  --------  --------  --------  --------
March 31,(In thousands)
Financial Position:
Current Assets                               $502,361  $371,647  $359,630  $470,612  $348,969
Current Liabilities                           129,960   129,889    73,544    89,571    57,649
Net Current Assets                            372,401   241,758   286,086   381,041   291,320
Total Assets                                  875,097   744,323   700,281   899,361   757,205
Total Shareholders' Equity                    743,512   614,161   626,399   809,517   699,334

Year Ended March 31, (In thousands,
except per share data)                           1999      1998      1997      1996      1995
                                             --------   -------  --------  --------  --------
Summary of Operations:
Net Sales                                    $546,266  $427,086  $280,745  $446,883  $393,359
Other Revenue                                  77,722    47,618    28,316    13,061    11,470
Costs and Expenses                            513,185   419,932   348,060   297,569   248,683
Income (Loss) Before Income Taxes (Benefit)   110,803    54,772 (  38,999)  162,375   156,146
Income Taxes (Benefit)                         33,630    18,075 (  15,458)   58,130    55,997
Net Income (Loss)                              77,173    36,697 (  23,541)  104,245   100,149
Net Income (Loss) Per Share:
   Basic                                        $0.95     $0.45    ($0.27)    $1.15     $1.13
   Diluted                                      $0.90     $0.44    ($0.27)    $1.12     $1.09
Weighted Average Number of
   Common and Common Equivalent Shares
   Outstanding (Note A):
      Basic                                    81,445    80,906    86,018    90,628    88,798
      Diluted                                  85,956    83,425    86,018    92,872    91,702


No dividends were paid on common shares in any period.

A. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.
Diluted net income (loss) per share includes the potential dilution that could occur if options and warrants outstanding were included in the weighted average number of common shares outstanding for the period. All amounts give effect to the March 1998 100% stock dividend (refer to Note 1 of the Company's notes to consolidated financial statements).

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                      CONSOLIDATED FINANCIAL STATEMENTS
                      ---------------------------------
                  YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                  -----------------------------------------

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------


     Board of Directors and Shareholders
     Forest Laboratories, Inc.
     New York, New York

     We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

     BDO SEIDMAN, LLP

     New York, New York
     April 30, 1999

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (IN THOUSANDS)

                                                           MARCH 31,
                                                   ------------------------
                                                        1999          1998
                                                   ---------      ---------
Assets
------

Current assets:
 Cash (including cash equivalent investments of
   $197,515 in 1999 and $143,423 in 1998)          $ 200,968      $149,653
 Marketable securities                                40,780        32,199
 Accounts receivable, less allowances of $14,160
   in 1999 and $12,416 in 1998                        57,294        41,464
 Inventories                                         132,675        82,718
 Deferred income taxes                                52,059        47,675
 Refundable income taxes                              12,411         9,432
 Other current assets                                  6,174         8,506
                                                     -------      --------
   Total current assets                              502,361       371,647
                                                     -------      --------
Marketable securities                                 37,215        47,748
                                                     -------      --------
Property, plant and equipment:
 Land and buildings                                   74,772        64,406
 Machinery and equipment                              48,060        43,282
 Vehicles and other                                    6,979         8,577
                                                    --------      --------
                                                     129,811       116,265

 Less accumulated depreciation                        38,615        34,815
                                                    --------      --------
                                                      91,196        81,450
                                                    --------      --------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $8,742 in 1999 and $8,117
   in 1998                                            16,217        16,842
 License agreements, product rights and other
   intangible assets, net                            195,203       197,095
 Deferred income taxes                                15,220        17,639
 Other                                                17,685        11,902
                                                    --------      --------
                                                     244,325       243,478
                                                    --------      --------

                                                   $ 875,097      $744,323
                                                   =========      ========


See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                    (IN THOUSANDS, EXCEPT FOR PAR VALUES)



                                                          MARCH 31,
                                                   ----------------------
                                                        1999         1998
                                                   ---------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                 $   66,673      $ 30,409
 Accrued expenses                                     38,114        70,998
 Income taxes payable                                 25,173        28,482
                                                   ---------      --------
   Total current liabilities                         129,960       129,889
                                                   ---------      --------
Deferred income taxes                                  1,625           273
                                                   ---------      --------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000;
    no shares issued or outstanding
 Common stock $.10 par; shares authorized
   500,000; issued 100,854 shares in 1999 and
   98,054 shares in 1998                              10,085         9,805
 Capital in excess of par                            390,750       334,781
 Retained earnings                                   632,334       555,161
 Accumulated other comprehensive loss            (     7,175)   (   4,530)
                                                  ----------     --------
                                                   1,025,994      895,217
 Less common stock in treasury, at cost
   (17,683 shares in 1999 and 17,651 shares
   in 1998)                                          282,482      281,056
                                                  ----------     --------
                                                     743,512      614,161
                                                  ----------     --------
                                                  $  875,097     $744,323
                                                  ==========     ========


See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    YEARS ENDED MARCH 31,
                                             --------------------------------
                                                 1999        1998        1997
                                             --------    --------    --------

Net sales                                    $546,266    $427,086    $280,745
Contract revenue (expense)                     51,235      28,102   (   1,904)
Other income                                   26,487      19,516      11,071
Non-recurring income, net                                              19,149
                                             --------    --------    --------
                                              623,988     474,704     309,061
                                             --------    --------    --------
Costs and expenses:
 Cost of sales                                136,477     104,412      85,874
 Selling, general and administrative          325,067     236,370     221,497
 Research and development                      51,641      46,900      40,689
 Purchased research and development                        32,250
                                             --------    --------    --------
                                              513,185     419,932     348,060
                                             --------    --------    --------
Income (loss) before income tax
 expense (benefit)                            110,803      54,772   (  38,999)

Income tax expense (benefit)                   33,630      18,075   (  15,458)
                                             --------    --------    --------
Net income (loss)                            $ 77,173    $ 36,697   ($ 23,541)
                                             ========    ========    ========
Earnings (loss) per common and common
 equivalent share:

 Basic                                          $0.95       $0.45      ($0.27)
                                                =====       =====       =====
 Diluted                                        $0.90       $0.44      ($0.27)
                                                =====       =====       =====
Weighted average number of common
 and common equivalent shares outstanding:

  Basic                                        81,445      80,906      86,018
                                               ======      ======      ======
  Diluted                                      85,956      83,425      86,018
                                               ======      ======      ======






See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            ------------------------------------------------------
                               (IN THOUSANDS)



                                                  YEARS ENDED MARCH 31,
                                              ------------------------------
                                                 1999      1998         1997
                                               -------   -------      ------

Net income (loss)                             $77,173   $36,697     ($23,541)

Other comprehensive income (loss), net of tax:
 Cumulative foreign currency translation
   gains (losses)                           (  2,682) (  4,060)        1,370
 Unrealized gains on securities:
   Unrealized holding gain arising
   during the period (available-for-sale)         37       163           982
                                             -------   -------        ------
Other comprehensive income (loss)           (  2,645) (  3,897)        2,352
                                             -------   -------        ------
Comprehensive income (loss)                  $74,528   $32,800      ($21,189)
                                             =======   =======       =======








See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               -----------------------------------------------
                  YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                  -----------------------------------------


(IN THOUSANDS)

                                                                                Accumulated
                                       Common stock  Capital in                      other     Treasury stock
                                      --------------  excess of    Retained    comprehensive   --------------
                                      Shares   Amount       par    earnings     income (loss)  Shares  Amount
                                      ------   ------ ---------    --------    --------------   ------  ------

Balance, April 1, 1996                96,266  $ 9,626  $301,822    $542,005          ($2,985)   5,300   $ 40,951

Shares issued upon exercise of stock
 options                                 406       42    5,844
Treasury stock acquired from
 employees upon exercise of stock
 options                                                                                  14      243
Purchase of treasury stock                                                             9,028  169,393
Tax benefit related to stock options
 exercised by employees                                  1,821
Other comprehensive income                                                             2,352
Net loss                                                          (  23,541)
                                     ------   -------  -------     --------           ------   ------    -------
Balance, March 31, 1997              96,672     9,668  309,487      518,464          (   633)  14,342    210,587

Shares issued upon exercise of
 stock options                        1,382       137   14,054
Treasury stock acquired from
 employees upon exercise of stock
 options                                                                                           16        360
Purchase of tresury stock                                                                       3,293    70,109
Warrants issued, net of expenses                        3,500
Tax benefit related to stock
 options exercised by employees                         7,740
Other comprehensive (loss)                                                           ( 3,897)
Net income                                                          36,697
                                  -------     ------ --------     --------            ------    ------- --------
Balance, March 31, 1998            98,054      9,805  334,781      555,161           ( 4,530)    17,651  281,056

Shares issued upon exercise of
 stock options and warrants         2,800        280   33,727
Treasury stock acquired from
 employees upon exercise
 of stock options                                                                                    32    1,426
Tax benefit related to stock
 options exercised by employees                        22,242
Other comprehensive (loss)                                                           ( 2,645)
Net income                                                        77,173
                                 -------    -------  --------   --------              ------     ------ --------
Balance, March 31, 1999          100,854    $10,085  $390,750   $632,334             ($7,175)    17,683 $282,482
                                 =======    =======  ========   ========              ======     ====== ========

















See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                              (IN THOUSANDS)

                                                      YEARS ENDED MARCH 31,
                                                --------------------------------
                                                    1999       1998        1997
                                                --------  ---------    --------
Cash flows from operating activities:
 Net income (loss)                              $ 77,173   $ 36,697   ($ 23,541)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation                                 7,309      6,660       6,017
      Amortization                                13,955     13,396      13,168
      Gain on sale of investment in
        unconsolidated affiliate                                      (  26,399)
      Gain on sale of assets of
        closed facilities                                 (     564)
      Deferred income tax
        expense (benefit)                          4,834  (  18,024)  (  13,077)
        Foreign currency translation
        (gain) loss                            (   1,560) (   1,036)         57
      Net change in operating assets
        and liabilities:
        Decrease (increase) in:
          Accounts receivable, net             (  15,830) (  19,568)    232,812
          Inventories                          (  49,957)     8,646   (  33,590)
          Refundable income taxes              (   2,979)    20,204   (  29,636)
          Other current assets                     2,332  (      86)      4,417
        Increase (decrease) in:
          Accounts payable                        36,264      8,098       8,317
          Accrued expenses                     (  32,884)    34,022       6,644
          Income taxes payable                 (   3,309)    14,225   (  10,988)
        Increase in other assets               (   5,783) (   1,300)  (     851)
                                                --------   --------    --------
            Net cash provided by
             operating activities                 29,565    101,370     133,350
                                                --------   --------    --------
Cash flows from investing activities:
 Purchase of property, plant and
   equipment, net                              (  17,166) (   6,899)  (   9,655)
  Proceeds from sale of assets of closed
   facilities                                                 1,875
 Proceeds from sale of investment in
   unconsolidated affiliate                                             102,301
 Purchase of marketable securities:
   Available-for-sale                          (  56,538) (  75,010)  (  41,606)
Redemption of marketable securities:
   Available-for-sale                             58,490     19,674      75,118
Held-to-maturity                                              2,207       2,004
 Purchase of license agreements, product
   rights and other intangible assets, net     (  12,000) (   1,352)  (  22,250)
                                                --------   --------    --------
             Net cash provided by (used in)
             investing activities              (  27,214) (  59,505)    105,902
                                                --------   --------     -------

See accompanying notes to consolidated financial statements.


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                               (IN THOUSANDS)


                                                       YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                    1999       1998       1997
                                                 -------    -------     -------
Cash flows from financing activities:
 Net proceeds from common stock options
   exercised by employees under stock
      option plans                                32,581     13,830       5,643
  Tax benefit realized from the exercise
   of stock options by employees                  16,796      1,336       1,821
 Purchase of treasury stock, net               (  70,109) ( 169,393)
                                                 -------   --------    --------
           Net cash provided by (used in)
             financing activities                 49,377  (  54,943)  ( 161,929)
                                                 -------
  Effect of exchange rate changes on cash      (     413) (     111)      1,966
                                                 -------   --------    --------
  Increase (decrease) in cash and cash
   equivalents                                    51,315  (  13,189)     79,299
 Cash and cash equivalents, beginning
   of year                                       149,653    162,842      83,543
                                                --------   --------     -------
 Cash and cash equivalents, end of year         $200,968   $149,653    $162,842
                                                ========   ========    ========
  Supplemental disclosures of cash flow
   information: (In thousands)


                                                   1999      1998       1997
                                                --------  --------   --------
 Cash paid during the year for:
   Income taxes                                  $18,340   $20,538    $35,036
                                                 =======   =======    =======
  Supplemental schedule of noncash
   financing activities:

   Issuance of warrants in
     connection with development
     and marketing agreements                              $3,500
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

CASH EQUIVALENTS: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set monthly) which are readily convertible into cash at par value (cost).

INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

MARKETABLE SECURITIES: Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in municipal bonds maturing through 2001 and a bond of the Commonwealth of Puerto Rico maturing in 2002.

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

SAVINGS AND PROFIT SHARING PLAN: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to $6,300,000, $5,600,000 and $4,100,000 for 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE: Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive income (loss) is comprised of the cumulative effects of foreign currency translation and unrealized gains on securities, which amounted to $6,912,000 and $263,000 in fiscal 1999 and $4,230,000 and $300,000 in fiscal
1998.

INCOME TAXES: The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

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

LONG-LIVED ASSETS: Long-lived assets, such as goodwill, intangible assets, property and equipment and certain sundry assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through March 31, 1999.

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

RECENT ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for transactions entered into after April 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Presently, the Company does not utilize any derivative instruments or hedging activities.

2.   EARNINGS PER SHARE:

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                 1999      1998      1997
                               ------   -------    ------
Basic                          81,445    80,906    86,018
Effect of assumed conversion
 of employee stock options
 and warrants                   4,511     2,519
                               ------    ------    ------
Diluted                        85,956    83,425    86,018
                               ======    ======    ======

Options and warrants to purchase approximately 446,800 and 1,021,000 shares of common stock at exercise prices ranging from $24.09 to $48.35 per share were outstanding during a portion of fiscal 1999 and fiscal 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008. For fiscal year 1997, all options and warrants outstanding were anti-dilutive.

3.    ACQUISITIONS:

A) PRODUCT LICENSE: On March 27, 1998, the Company entered into an agreement with H. Lundbeck A/S ("Lundbeck"), obtaining the U.S. marketing rights to certain products which are in the early stages of development by Lundbeck. The cost to the Company was $32,250,000, which was charged during the fourth quarter of fiscal 1998 to purchased research and development expense. Royalties are payable to Lundbeck from the future sales, if any, of the products.

B) BIOVAIL CORPORATION INTERNATIONAL ("BCI"): On November 1, 1995, the Company purchased approximately 22% of the total outstanding common shares of stock of BCI. This investment was accounted for under the equity method of accounting. On May 22, 1996, the Company sold its entire investment in BCI for net proceeds of $102,301,000, which resulted in a net non-recurring gain of $26,399,000 or $17,019,000 after taxes.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

4.  BUSINESS OPERATIONS:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 1999, 1998 and 1997, are from the Company's or one of its subsidiaries' country of origin, as follows (in thousands):

                              1999                       1998                    1997
                      ---------------------     ---------------------   ----------------------
                                 Long-lived                Long-lived               Long-lived
                      Net sales      assets     Net sales      assets    Net sales      assets
                      ---------  ----------     ---------  ----------    ---------  ----------
United States          $509,222    $276,113      $391,126    $272,692     $249,258    $281,964
Ireland                   4,076      39,997         5,256      28,930        3,427      29,459
United Kingdom           32,968       4,191        30,704       5,667       28,060       5,756
                       --------    --------      --------    --------     --------    --------
                       $546,266    $320,301      $427,086    $307,289     $280,745    $317,179
                       ========    ========      ========    ========     ========    ========

For the years ended March 31, 1999 and 1998, three customers accounted for 17%, 14% and 12%, and 13%, 12% and 11%, respectively, of the Company's consolidated net sales. Two customers each accounted for 10% of the Company's consolidated net sales for the year ended March 31, 1997.

5.  INVENTORIES:

Inventories consist of the following:


March 31, (In thousands)                          1999               1998
                                              --------            -------
Raw materials                                 $ 78,020            $34,723
Work in process                                  2,913              4,320
Finished goods                                  51,742             43,675
                                              --------            -------
                                              $132,675            $82,718
                                              ========            =======


6.   MARKETABLE SECURITIES:

The composition of the investment portfolio at March 31 was (in thousands):

                                                 Gross        Gross
                                            unrealized   unrealized      Market
                                      Cost       gains       losses       value
                                  --------  ----------   ----------   ---------

1999
----
Available-for-sale:
------------------
State and local obligations       $76,258                  ($263)      $75,995

Held-to-maturity:
----------------
Foreign government obligations      2,000         $101                   2,101
                                  -------         ----      ----       -------
                                  $78,258         $101     ($263)      $78,096
                                  =======         ====      ====       =======

1998
----
Available-for-sale:
------------------
State and local obligations       $78,247                  ($300)      $77,947

Held-to-maturity:
----------------
Foreign government obligations      2,000         $138                   2,138
                                  -------         ----      ----       -------
                                  $80,247         $138     ($300)      $80,085
                                  =======         ====     =====       =======

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

6.   MARKETABLE SECURITIES: (Continued)

The contractual maturities of debt securities at March 31, 1999, regardless of their balance sheet classification, consist of the following (in thousands):

                                                        Amortized        Fair
                                                             cost       value
                                                        ---------       -------
Available-for-sale:
------------------
Less than one year                                        $40,987     $40,780
One to three years                                         35,271      35,215
                                                          -------     -------
                                                           76,258      75,995
                                                          -------     -------
Held-to-maturity:
----------------
Three to five years                                         2,000       2,101
                                                           ------      ------
                                                           $78,258    $78,096
                                                           =======    =======

The net unrealized holding losses at March 31, 1999, 1998 and 1997 of $263, $300 and $463, respectively, are from available-for-sale securities and included in Shareholders' equity: Accumulated other comprehensive loss.

7.   OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:


(In thousands, except for estimated lives
     which are stated in years)            Estimated
March 31,                                      lives       1999      1998
-----------------------------------------  ---------   --------  --------

License agreements                             10-40   $155,162  $143,162
Product rights                                 10-14     37,238    37,238
Trade names                                    20-40     34,190    34,190
Goodwill                                       25-40     29,412    29,412
Non-compete agreements                         10-13     22,987    22,987
Customer lists                                    10      3,506     3,506
Other                                          10-40      2,227     2,790
                                                       --------  --------
                                                        284,722   273,285
Less accumulated amortization                         (  89,519)(  76,190)
                                                       --------  --------
                                                       $195,203  $197,095
                                                       ========  ========

8.   ACCRUED EXPENSES:

Accrued expenses consist of the following:


March 31, (In thousands)                                   1999      1998
                                                        -------   -------

Employee compensation and other benefits                $15,776   $13,867
Clinical research                                         8,528     7,884
Royalties                                                 4,944     5,933
Purchased research and development (refer to Note 3)               32,250
Other                                                     8,866    11,064
                                                        -------   -------
                                                        $38,114   $70,998
                                                        =======   =======

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

9.   COMMITMENTS:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $8,444,000, $7,196,000 and $7,115,000 for fiscal years 1999, 1998 and 1997, respectively. Aggregate minimum rentals under noncancellable leases are as follows:

Year ending March 31, (In thousands)
2000                                                                $ 8,442
2001                                                                  7,631
2002                                                                  6,182
2003                                                                  4,323
2004                                                                  4,016
Thereafter                                                           26,294
                                                                    -------
                                                                    $56,888
                                                                    =======
Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended 1999, 1998 and 1997, royalties amounted to $16,240,000, $15,850,000 and $6,419,000, respectively.

10.  SHAREHOLDERS' EQUITY:

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

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

10.  SHAREHOLDERS EQUITY: (CONTINUED)

STOCK OPTIONS: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 19,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable up to the tenth anniversary of the date of issuance.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three years; expected volatility of 39.26% in 1999, 29.61% in 1998 and 35.37% in 1997; risk-free interest rates of 6.0% in fiscal 1999, between 5.75% and 6.5% in 1998 and 6.5% in 1997; and expected lives of four to seven years for all three years.

Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      1999             1998            1997
                                   --------          -------         -------

Net income (loss):
 As reported                       $77,173           $36,697        ($23,541)
 Pro forma                          64,083            24,953        ( 27,911)

Net income (loss) per common share:
Basic:
 As reported                         $0.95             $0.45          ($0.27)
  Pro forma                           0.79              0.30          ( 0.32)

Diluted:
 As reported                         $0.90             $0.44          ($0.27)
 Pro forma                            0.75              0.30          ( 0.32)



                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          ------------------------------------------

10.  SHAREHOLDERS EQUITY: (CONTINUED)

The following table summarizes information about stock options outstanding at March 31, 1999:

                                   Options outstanding                           Options exercisable
                     ---------------------------------------------------   -----------------------------
                          Number    Weighted average                            Number
Range of             outstanding            remaining   Weighted average   exercisable  Weighted average
exercises prices      at 3/31/99     contractual life     exercise price    at 3/31/99    exercise price
----------------      ----------     ----------------   ----------------   -----------    --------------

$10.84 to $15.00       3,229,860                  1.6             $12.08     3,051,400             11.92
 15.01 to  30.00       5,179,160                  5.1              20.25     2,281,133             21.15
 30.01 to  48.35       1,186,400                  6.8              41.64        28,300             33.10
                       ---------                  ---             ------     ---------
                       9,595,420                  4.2             $20.15     5,360,833            $15.96


Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                            Weighted average
                                                   Shares   exercise price
                                              -----------   ----------------

Shares under option at March 31, 1996
(at $4.25 to $24.44 per share)                 11,340,312         16.12
Granted (at $14.84 to $23.28 per share)         4,093,844         18.21
Exercised (at $9.98 to $21.41 per share)      (   405,452)        14.48
Cancelled                                     ( 3,733,190)        21.93
                                               ----------
Shares under option at March 31, 1997
(at $4.25 to $24.09 per share)                 11,295,514         15.02
Granted (at $21.25 to $30.75 per share)         1,763,500         22.20
Exercised (at $4.25 to $23.31 per share)      ( 1,382,342)        10.27
Cancelled                                     (   548,258)        16.37
                                               ----------
Shares under option at March 31, 1998
(at $4.95 to $30.75 per share)                 11,128,414         16.66
Granted (at $33.69 to $48.35 per share)         1,201,685         42.24
Exercised (at $4.95 to $30.75 per share)      ( 2,390,808)        14.57
Cancelled                                     (   343,871)        20.80
                                               ----------
Shares under option at March 31, 1999
(at $10.84 to $48.35 per share)                 9,595,420         20.15
                                                ---------
Options exercisable at March 31:
 1997                                           6,730,316         12.89
 1998                                           6,522,545         14.70
 1999                                           5,360,883         15.96

Weighted average fair value
of options granted during:
 1997                                              $ 8.94
 1998                                                8.86
 1999                                               20.66


At March 31, 1999, 1998 and 1997, 3,571,910, 422,494 and 1,852,444 shares, respectively, were available for grant.

                          FOREST LABORATORIES, INC.
                          -------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

10.  SHAREHOLDERS' EQUITY: (CONTINUED)

In connection with the private investors group arrangement (refer to Note
12), the Company issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company's common stock at $25.73 per share. In fiscal 1999, 705,000 warrants were exercised.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 560,000 warrants, which expire on July 7, 2004, at an exercise price of $22.86 per share which was equal to the then fair market value of the Company's common stock. In fiscal 1999, 376,000 warrants were exercised.

11.  CONTINGENCIES:

The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigations has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drug Antitrust Litigation." On April 4, 1996, motions for summary judgment filed by the manufacturer defendants (including the Company) with respect to conspiracy claims alleged in those actions were denied by the Court. Certain manufacturer defendants (but not the Company) reached settlements of the federal class action which received court approval in June 1996 and September 1998, pursuant to which they agreed to pay an aggregate of approximately $720 million and make certain commitments with regard to pricing practices.

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The class action plaintiffs have appealed the Judge's ruling to the United States Court of Appeals for the Seventh Circuit. Oral argument on this appeal will be heard in June 1999. While the Company continues to believe plaintiffs' claims are without merit, there can be no assurance that the decision of the trial Judge will be upheld on appeal.

                          FOREST LABORATORIES, INC.
                          -------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------


11.  CONTINGENCIES: (CONTINUED)

Following the granting of a directed verdict in favor of the defendants, the Company moved for an award of sanctions from the attorneys for the class action plaintiffs in light of certain misrepresentations made with respect to the Company by such attorneys during the course of the class action. On April 29, 1999, the trial court granted the Company's motion, awarding the Company approximately $2.1 million in attorneys' fees and expenses incurred in this action. In May 1999, the attorneys for the class action plaintiffs will file an appeal of this decision.

The Company remains a defendant in actions brought on behalf of retail pharmacists who elected to "opt out" of the federal class actions asserting virtually identical claims. The Company intends to continue to vigorously contest such claims and seek their dismissal.

Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in various state courts and the District of Columbia. Such actions included actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. Settlements were reached by many of the manufacturer defendants of actions purported to be brought on behalf of consumers in 11 states, including the District of Columbia, for an aggregate of approximately $65 million and in the State of California for an aggregate of $176 million (including approximately $148 million payable through the distribution of free products). The Company has not participated in such settlements, but has settled actions pending in four states by making nominal settlement payments.

While the Company believes these actions are without merit, there can be no assurance that these cases will not result in the payment of damages or the entering into of injunctive relief which could have an adverse effect upon the Company's marketing pricing policies.

The Company is not subject to any other material pending legal proceedings, other than ordinary routine claims incidental to its business.

12.  DEVELOPMENT AND MARKETING AGREEMENTS:

On March 27, 1998, the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa, a selective serotonin reuptake inhibitor for the treatment of depression. The term of the agreement is three years upon commencement of physician detailing by the salesforces of Parke-Davis and the Company followed by a residual period of an additional three years. The Company shall pay to Parke-Davis each contract year a share of the profits (as defined) earned on Celexa's sales. No co-promotion fee was earned for fiscal year ended 1999.

                         FOREST LABORATORIES, INC.
                         -------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

12.      DEVELOPMENT AND MARKETING AGREEMENTS: (CONTINUED)

On July 1, 1997, the Company arranged for a private investor group to reimburse the Company for up to $60,000,000 of expenses, in connection with Celexa's development and marketing. At the date of the agreement, the Company had only recently submitted the product for FDA approval and there could be no assurance as to the approval and/or marketing success of the product. In exchange for the investment, the investors will receive royalties on Celexa's sales commencing fifteen months after FDA approval at varying rates from twenty-five percent to five percent, depending on sales levels.

The Company has an option to buy out all but a limited one percent royalty for $85,000,000. The funded amounts which totaled approximately $38,387,000 and $21,613,000 in fiscal years 1999 and 1998, respectively were recorded as contract revenue as they were earned, of which $6,375,000 is included in accounts receivable at March 31, 1999.

In lieu of higher royalty rates, the Company also issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company's common stock at $25.73 per share (refer to Note 10).

On September 8, 1995, the Company entered into a Development and Co-Promotion Agreement, with Berlex Laboratories, Inc., to co-promote the Climara Patch Product. In connection with the acquisition of the Climara Patch Product, the Company receives a co-promotion fee based on 50% of co-promotion income, as defined. For fiscal years 1999 and 1998, co-promotion income exceeded co-promotion expense resulting in income of $12,848,000 and $6,489,000, respectively. For fiscal year 1997, co-promotion expenses exceeded co-promotion income resulting in a loss of $1,904,000. These amounts have been included in contract revenue (expense).

13.  OTHER INCOME:

Other income consists of the following:

Year ended March 31, (In thousands)       1999       1998       1997
                                       -------    -------    -------

Interest and dividends                 $ 9,898    $ 9,542    $ 9,698
Other income, net                       16,589      9,974      1,373
                                       -------    -------    -------
                                       $26,487    $19,516    $11,071
                                       =======    =======    =======

The Company recorded income of $12,000,000 and $7,694,000 in fiscal years 1999 and 1998, respectively, from the settlement of its arbitration with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol. The income recognized in fiscal 1998 was net of related expenses of $2,306,000. The Company may receive an additional $3,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol.

                          FOREST LABORATORIES, INC.
                          -------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

14.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income (loss) before income tax expense (benefit) includes income from foreign operations of $20,576,000, $4,451,000 and $5,982,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Company has tax holidays in Ireland, which expire in 2010, and Puerto Rico, which expired in 1997. The net impact of these tax holidays in 1999 and 1998 was to increase net income and net income per share (diluted) by approximately $5,092,000 and $.06 and $2,343,000 and $.03, respectively. In 1997 the effect was to decrease the net loss and net loss per share (diluted) by approximately $1,149,000 and $.01 per share.

The provision for income taxes (benefit) consists of the following:


YEAR ENDED MARCH 31, (IN THOUSANDS)           1999        1998        1997
-----------------------------------        -------    --------    --------

Current:
 U.S. federal                              $ 5,752     $28,455    ($ 3,352)
State and local                              3,959       4,225    (  2,572)
 Foreign                                     2,289       2,083       1,722
                                          --------    --------    --------
                                            12,000      34,763    (  4,202)
Deferred:
 Domestic                                    2,612    ( 18,351)   ( 12,521)
 Foreign                                     2,222         327    (    556)
                                           -------     -------     -------
                                             4,834    ( 18,024)   ( 13,077)
                                           -------     -------     -------

Charge in lieu of income taxes,
 relating to the tax effect of
 stock option tax deduction                 16,796       1,336       1,821
                                           -------    --------    --------
                                           $33,630     $18,075    ($15,458)
                                           =======     =======     =======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $83,000,000 at March 31, 1999 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes (benefit) and expected federal income taxes at statutory rates are as follows:


YEAR ENDED MARCH 31, (IN THOUSANDS)           1999       1998        1997
----------------------------------         -------    -------    --------

Expected federal income taxes (tax
 benefit)                                  $38,781      $19,170   ($13,650)
State and local income taxes (tax benefit),
 less federal income tax benefit             3,178        2,740   (  2,120)
Net benefit of tax-exempt earnings        (  3,386)    (  2,316)  (  3,020)
Tax effect of permanent differences       (  2,931)    (  3,532)     2,118
Other                                     (  2,012)       2,013      1,214
                                           -------      -------    -------
                                           $33,630      $18,075   ($15,458)
                                           =======      =======    =======

                          FOREST LABORATORIES, INC.
                          -------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           ------------------------------------------

14.  INCOME TAXES: (CONTINUED)

Net deferred income taxes consist of the following:


March 31, (In thousands)                         1999           1998
                                              -------        -------

Inventory valuation                           $ 9,926        $10,921
Receivable reserves and other allowances       25,945         25,934
State and local net operating loss
  carryforwards                                 3,910          3,841
Depreciation                                 (  2,757)      (  2,430)
Amortization                                    2,232          3,226
Tax credits and other carryforwards               255            255
Accrued liabilities                             3,614          4,434
Purchased research and development             11,817         12,917
Employee stock option tax benefits             11,850          6,404
Other                                        (  1,138)      (    461)
                                              -------        -------
                                              $65,654        $65,041
                                              =======        =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Diluted
                                                             earnings
                   Net sales   Gross profit    Net income   per share
                   ---------   ------------    ----------   ---------

1999
----
First quarter       $107,065       $ 80,150       $ 6,423        $.08
Second quarter       127,395         95,005        10,308         .12
Third quarter        137,462        103,322        21,518         .25
Fourth quarter       174,344        131,312        38,924         .45

1998
----
First quarter       $ 86,366        $64,062       $   659        $.01
Second quarter       104,461         79,413        15,516         .19
Third quarter        115,942         88,226        19,484         .24
Fourth quarter       120,317         90,973         1,038         .01


During the fourth quarter of fiscal 1998, the Company entered into an agreement with Lundbeck, for the United States marketing rights to certain products under development by Lundbeck. The Company recognized a $32,250,000 charge for the agreement and recorded the charge as purchased research and development expense in the last quarter of fiscal 1998 (refer to Note 3).

         FOREST LABORATORIES, INC. AND SUBSIDIARIES
         ------------------------------------------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

    Financial Condition and Liquidity
    ---------------------------------
    Net current assets increased by $130,643,000 during fiscal 1999 primarily from normal operating activities.
    The increases to cash and accounts receivable resulted primarily from increases in sales of the Company's principal promoted products including Celexa-TM-
    (citalopram HBr), the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, which was launched during the second quarter of fiscal 1999. The increases in inventories and accounts payable relate primarily to the buildup of Celexa inventory. Accrued expenses declined primarily as the result of a $32,250,000 payment made during the first fiscal quarter for the marketing rights to certain products under development by H. Lundbeck A/S of Denmark. This expense had been accrued during the 1998 fiscal year. In addition, the Company paid
    $12,000,000 in accordance with the licensing agreement with H. Lundbeck A/S for the U.S. rights to Celexa, upon FDA approval, which was received in the second fiscal quarter.

    Property, plant and equipment increased principally from the expansion of the Company's St. Louis, Missouri facilities to meet the anticipated demand for the warehousing and distribution of Celexa. The Company is also expanding its facilities in Dublin, Ireland to meet the projected manufacturing demands of Celexa and, on Long Island, New York and Jersey City, New Jersey to facilitate increased activity for research and development projects. The expansions will continue through fiscal 2000, and when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

    Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, capital investments and the probable $85,000,000 buy-out of a private investor group's royalty arrangement, made in connection with Celexa's development and marketing
    (refer to Note 12 of the consolidated financial statements).

         FOREST LABORATORIES, INC. AND SUBSIDIARIES
         ------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
                   RESULTS OF OPERATIONS
                   ---------------------

    Results of Operations
    ---------------------
    Net sales for fiscal 1999 increased $119,180,000 from fiscal 1998. During the September 1998 quarter the Company, along with its co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, launched Celexa. During the June 1998 quarter, Pharmax Limited, the Company's United Kingdom subsidiary, launched Exorex-TM-, used for the treatment of eczema. Sales of Celexa and Exorex accounted for $91,910,000 and $1,703,000 of the net sales increase, respectively.
    Sales of Tiazac-R- were $45,521,000 higher than the prior year, of which $37,950,000 was due to increased volume and the remaining portion due to higher realized average selling prices. Sales of Aerobid-R- declined $12,429,000 primarily as a result of continuing competition in the inhaled steroid market. During the first quarter of fiscal 1999, the Company temporarily discontinued shipments of propranolol, one of its generic products, because of manufacturing difficulties. The Company has not yet resumed shipments, but hopes to do so in fiscal 2000. During fiscal 1998, sales of propranolol amounted to $16,704,000. Sales of the Company's other products were $9,179,000 higher than last year due primarily to price increases. Net sales for fiscal 1998 increased $146,341,000 from fiscal 1997. In December 1996, the Company announced that it had decided to eliminate trade incentives for all of its branded products in order to reduce high trade inventory levels, principally of Aerobid, and thus improve profit margins in future periods. Lower sales resulting from this policy change were principally responsible for the modest earnings reported in the first quarter of fiscal 1998 and the loss reported during fiscal 1997. Sales returned to more normal levels during fiscal 1998. The Company's principal promoted products, particularly Aerobid and Tiazac, experienced higher unit sales and accounted for most of the increase. Aerobid, which returned to normal levels during the second quarter of fiscal 1998, accounted for $47,142,000 of the increase, despite a decline in prescriptions for the product as a result of new competitive products in the inhaled steroid market. Tiazac, Cervidil-R- and the Company's other promoted products contributed $70,541,000, principally all of which was due to volume increases.
    The Company's older and less promoted products added $41,152,000 to the net sales increase, also due principally to volume increases following fiscal 1997's reduced sales levels. These increases were offset by a $12,494,000 decline in sales of the Company's generic products as a result of continuing price and volume competition.

          FOREST LABORATORIES, INC. AND SUBSIDIARIES
          ------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
                  RESULTS OF OPERATIONS
                  ---------------------


    Contract revenue for fiscal 1999 and 1998 includes
    $38,387,000 and $21,613,000, respectively, from the
    Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa (refer to Note 12 of the consolidated financial statements). The remainder of the increase was the result of Climara-R- co-promotion income.

    Other income for fiscal years 1999 and 1998 includes
    $12,000,000 and $7,694,000 net of related expenses, respectively, from the settlement with Pharmacia &
    Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The
    Company may receive an additional $3,000,000 of the settlement, subject to the achievement of certain sales objectives for Detrol.

    Non-recurring income in fiscal 1997 represents a net non-recurring gain from the sale of the Company's equity holding in Biovail Corporation International of $26,399,000 partially offset by non-recurring charges of $7,250,000 for expenses relating to the closing of certain of the Company's facilities and for the estimated cost of settlement of certain litigation.

    Cost of sales as a percentage of sales was 25% in fiscal 1999, 24% in fiscal 1998 and 31% in fiscal 1997.
    The increase during fiscal 1999 from the prior fiscal year was due principally to a change in product mix.
    The decrease during fiscal 1998 from fiscal 1997 was a result of sales returning to more normal levels following the destocking of wholesaler inventories, as discussed above. The proportion of high margin branded products to total product sales increased and together with improved overhead absorption from higher production levels resulted in improved profit margins.

    Selling, general and administrative expense increased
    $88,697,000 during fiscal 1999. The increase was principally due to the costs associated with the launch of Celexa, including the full year's impact of the expansion of the Company's U.S. salesforce by 200 representatives, which was begun in fiscal 1998. The increase during fiscal 1998 was principally due to pre-launch expenses for Celexa, including the salesforce expansion. A portion of these expenses, together with certain research and development expenses related to Celexa, for both fiscal years 1999 and 1998, were reimbursed by the private investor group, as discussed above.

            FOREST LABORATORIES, INC. AND SUBSIDIARIES
            ------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
                    RESULTS OF OPERATIONS
                    ---------------------

    The increases in research and development expense during the periods presented were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products under development and in various stages of submission. During the 1999 fiscal year, particular emphasis was placed on clinical studies for Celexa and new formulations for Aerobid.

    Purchased research and development of $32,250,000 in fiscal 1998 resulted from the Company's license of certain products from H. Lundbeck A/S, which are in early stages of development.

    Income tax expense as a percentage of income before taxes was 30% in fiscal 1999 as compared to 33% in fiscal 1998. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profits are subject to a favorable tax rate. For fiscal 1998, the effective tax rate decreased from 36%, which was the effective tax rate prior to the reported loss in fiscal 1997, to 33%. The lower effective rate was due principally to a decrease in the proportion of the Company's profit derived from fully taxable operations, as compared to tax exempt operations, and tax-free interest income and from increases in the amounts of tax credits.

    The Company expects to continue its profitability into fiscal 2000 with continued growth in its principal promoted products.

    YEAR 2000 READINESS DISCLOSURE
    ------------------------------
    Many older computer systems refer to years in terms of their final two digits only. Such systems may interpret the year 2000 to mean the year 1900, or another year instead. If not corrected, those systems could cause date-related or operational transaction failures. In order to assure Year 2000 compliance, the Company established a Year 2000 Steering Committee.
    The Steering Committee has developed a compliance assurance program that encompasses all internal systems, including conventional information technology
    ("IT") business applications, IT infrastructure and embedded systems. Embedded systems include process control and manufacturing, and laboratory automation systems, as well as facility management systems.

               FOREST LABORATORIES, INC. AND SUBSIDIARIES
               ------------------------------------------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 ---------------------------------------------------------------
                    RESULTS OF OPERATIONS
                    ---------------------

    The remediation process consists of three phases:
    identification of the systems or components that need to be replaced or fixed and an assessment of the work required; evaluation of all critical suppliers, vendors and customers; and successful completion and testing of the required remediation activity.

    At March 31, 1999, all of the principal systems of the Company's U.S. operations are Year 2000 compliant.
    Other less critical systems in the U.S. and in the Company's European subsidiaries that are not Year 2000 compliant are being replaced or upgraded. The Company has requested its critical vendors, major customers, service suppliers, product alliance partners and banks to verify their Year 2000 readiness. This evaluation has been completed for all critical trading partners, but continues for non-critical partners. The testing phase attempts to verify that all systems function, including interfaces with key business partners.
    Testing begins as systems are remediated and will continue throughout 1999. The Company anticipates that all of its systems will be compliant by the end of 1999 and the cost of any modifications are not expected to be material.

    As part of the contingency plan being developed, Business Continuity Plans (the "Plans") will address critical areas of the Company's business. The Plans will be designed to mitigate serious disruptions to business flows beyond the end of 1999. The Plans will likely provide for maintaining increased inventory of raw materials and finished goods to meet customer needs, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, and establishing management teams to address unexpected problems. The Company expects to complete the final Plans by the end of the second quarter of fiscal 2000.

    Because the Company's Year 2000 compliance is dependant upon key third parties also being Year 2000 compliant on a timely basis, there can be no assurance that the Company's efforts will prevent an adverse impact on its results of operations. Management believes that its ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to the Company.


    FORWARD LOOKING STATEMENTS
    --------------------------

    Except for the historical information contained herein, the Management Discussion and other portions of this annual report contain forward looking statements that involve a number or risks and uncertainties, including

         FOREST LABORATORIES, INC. AND SUBSIDIARIES
         ------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------
    the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form
    10-K for the fiscal year ended March 31, 1999.




    Quantitative and Qualitative Disclosures About Market
    -----------------------------------------------------
    Risk
    ----

    In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because the Company had no debt and only minimal foreign currency transactions, there is no material impact on earnings of fluctuations in interest and currency exchange rates.

                             EXHIBIT 10.15

                         EMPLOYMENT AGREEMENT
                         --------------------

     AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and John Eggers (the
     "Executive"), dated as of the 9th day of the sixth month of 1999.

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

          2.   Change of Control. For the purpose of this
               -----------------
               Agreement, a "Change of Control" s shall mean:

               (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either
                    (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company,
                    (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

               (b)  Individuals who, as of the date hereof,
                    constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

               (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Consolidation"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business

                    Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing such Business Combination; or

               (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3.   Employment Period.  The Company hereby agrees to
               -----------------
               continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

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

                    (b)  Compensation.
                         ------------

                         (i)  Base Salary. During the Employment
                              -----------
                              Period, the Executive shall
                              receive an annual base salary
                              ("Annual Base Salary"), which shall be paid at a Monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base
                              Salary shall not serve to limit or
                              reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual
                              Base Salary as so increased. As used in this Agreement, the term, "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

                         (ii) Annual Bonus.  In addition to
                              ------------
                              Annual Base Salary, the Executive
                              shall be awarded, for each fiscal year
                              ending during the Employment Period, an
                              annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                         (iii)Incentive, Savings and Retirement Plans.
                              ---------------------------------------
                              During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices and policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (iv) Welfare Benefit Plans.  During the
                              ---------------------
                              Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (v)  Expenses.  During the Employment Period, the
                              --------
                              Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the
                              Effective Date or, if more favorable to the Executive, as is effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (vi) Fringe Benefits.  During the
                              ---------------
                              Employment Period, the Executive
                              shall be entitled to fringe benefits,
                              including, without limitation, tax and
                              financial planning services, payment of
                              club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other
                             peer executives of the Company and its
                             affiliated companies.

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

                      (viii) Vacation.  During the Employment Period, the
                             --------
                             Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.


          5.   Termination of Employment.
               -------------------------
               (a)  Death or Disability.  The Executive's
                    -------------------
                    employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

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

               (c)  Good Reason.  The Executive's employment may
                    -----------
                    be terminated by the Executive for Good
                    Reason. For purposes of this Agreement, "Good Reason" shall mean:

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

                   (iii) the Company's requiring the
                         Executive to be based at any  office or
                         location other than as provided in Section
                         4(a)(i)(B)hereof or the Company's
                         requiring the Executive to travel on

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

               (d)  Notice of Termination.  Any termination by
                    ---------------------
                    the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

               (e)  Date of Termination.  "Date of Termination"
                    -------------------
                    means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.


          6.   Obligations of the Company upon Termination.
               -------------------------------------------
               (a)  Good Reason:  Other Than for Cause, Death or
                    --------------------------------------------
                    Disability.  If, during the Employment
                    ----------
                    Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

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

               (d)  Cause: Other than for Good Reason.  If the
                    ---------------------------------
                    Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z)

                    Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment of provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7.   Non-exclusivity of Rights.  Nothing in this
               -------------------------
               Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
               Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8.   Full Settlement.  The Company's obligation to make
               ---------------
               the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

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

               (b) All determinations required to be made under this Section 9 shall be made by BDO Seidman
                    (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Company shall elect which and how much of the Agreement Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive under this Agreement.

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

          10.  Confidential Information.  The Executive shall
               ------------------------
               hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

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

                         If to the Executive:
                         -------------------
                         John Eggers
                         220 E. 72nd Street
                         New York, New York 10021

                         If to the Company:
                         -----------------
                         Forest Laboratories, Inc.
                         Attention: Kenneth E. Goodman
                         909 Third Avenue
                         New York, New York 10022

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


                                        For the Employee:



                                        /s/ JOHN EGGERS
                                        -------------------------------
                                        JOHN EGGERS


                                        FOREST LABORATORIES, INC.
                                        By:



                                        /s/ KENNETH E GOODMAN
                                        -------------------------------
                                        KENNETH E GOODMAN
                                        President and Chief
                                        Operating Officer

                                         EXHIBIT 10.20

                    LICENCE & SUPPLY AGREEMENT
                    --------------------------





                             between







               Forest Laboratories (Ireland) Limited
               c/o Forest Laboratories
               909 Third Avenue
               New York NY 100222, USA
               (hereinafter referred to as "Forest")



                               and



               H. Lundbeck A/S
               9, Ottiliavej
               DK-2500 Copenhagen-Valby
               Denmark
               (hereinafter referred to as "Lundbeck")

(Forest and Lundbeck may hereinafter be referred to individually as a "Party" or collectively as "Parties".)

PREAMBLE  . . . . . . . . . . . . . . . . . . . . . . . . .    3

DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . .    4

GRANT . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

ADDITIONAL PATENTS  . . . . . . . . . . . . . . . . . . . .   10

DOWNPAYMENT . . . . . . . . . . . . . . . . . . . . . . . .   10

ROYALTIES . . . . . . . . . . . . . . . . . . . . . . . . .   11

COMPETITION CLAUSE  . . . . . . . . . . . . . . . . . . . .   13

CONFIDENTIALITY . . . . . . . . . . . . . . . . . . . . . .   14

DEVELOPMENT . . . . . . . . . . . . . . . . . . . . . . . .   15

REGISTRATION  . . . . . . . . . . . . . . . . . . . . . . .   19

MARKETING . . . . . . . . . . . . . . . . . . . . . . . . .   20

MINIMUM NET SALES . . . . . . . . . . . . . . . . . . . . .   22

FORECASTS/ESTIMATES  . . . . . . . . . . . . . . . . . . . .  23

SUPPLY OF COMPOUND  . . . . . . . . . . . . . . . . . . . .   24

CONDITIONS OF DELIVERY  . . . . . . . . . . . . . . . . . .   26

TRADEMARK . . . . . . . . . . . . . . . . . . . . . . . . .   27

INDEMNIFICATION . . . . . . . . . . . . . . . . . . . . . .   29

TERM AND TERMINATION  . . . . . . . . . . . . . . . . . . .   30

TERMINATION FOR CAUSE . . . . . . . . . . . . . . . . . . .   31

RIGHTS UPON AND PROCEDURE OF TERMINATION  . . . . . . . . .   32

FORCE MAJEURE . . . . . . . . . . . . . . . . . . . . . . .   34

ASSIGNABILITY AND SUB-LICENCES  . . . . . . . . . . . . . .   35

WARRANTIES AND REPRESENTATIONS  . . . . . . . . . . . . . .   35

PUBLICATION AND PUBLIC ANNOUNCEMENTS  . . . . . . . . . . .   36

NOTICE  . . . . . . . . . . . . . . . . . . . . . . . . . .   36

ENTIRE AGREEMENT AND MODIFICATIONS  . . . . . . . . . . . .   38

SEVERABILITY  . . . . . . . . . . . . . . . . . . . . . . .   38

GOVERNING LAW . . . . . . . . . . . . . . . . . . . . . . .   38

APPENDIX A  . . . . . . . . . . . . . . . . . . . . . . . .   39

APPENDIX B  . . . . . . . . . . . . . . . . . . . . . . . .   40

                             PREAMBLE
                             --------

WHEREAS, Lundbeck has invented and is developing the chemical compound 1 - [3-(dimethylamino)propyl]-1 -(p-fluorophenyl)- 1, 3-dihydro-isobenzofuran-5-carbonitrile (racemate), hydrobromide
(HBr), known under the International Nonproprietary Name (INN) Citalopram Racemate;

WHEREAS, Lundbeck is the owner of certain patent rights in, among other countries, the United States of America (hereinafter "USA") covering Citalopram;

WHEREAS, Lundbeck has developed certain know how concerning the formulation and use of pharmaceutical forms of Citalopram for human therapeutical use;

WHEREAS, Forest wishes to obtain from Lundbeck for USA the right to formulate Citalopram supplied to Forest by Lundbeck under this Agreement into finished products and to use, market and sell such finished products in pharmaceutical packaged forms under Lundbeck trademarks, and Lundbeck is willing to accommodate said wishes of Forest;

WHEREAS, the Parties have agreed to undertake the development of Citalopram in cooperation for governmental approval, marketing and selling in the USA;

WHEREAS, Lundbeck wishes to use outside the USA all data developed by Forest with respect to Citalopram, and Forest is willing to accommodate said wishes of Lundbeck;

WHEREAS, Forest is aware that Lundbeck has granted a licence to Du Pont De Nernours & Co. (Inc.), 549, Albany Street, Boston, Massachusetts 02118, United States of America, according to which licence Du Pont De Nemours & Co. (Inc.) is entitled to synthesize, market and sell IH-Citalopram for non-human use in the USA;

WHEREAS, Forest in exploiting its rights granted under this Agreement will act as an independent trader in its own name and for its own account.

NOW, THEREFORE, intending to be legally bound and in consideration of the mutual promises hereinafter set forth, the Parties hereto hereby agree as follows:


1.    DEFINITIONS.
      -----------
For the purposes of this Agreement the following definitions shall apply:

"Additional Patents" shall mean any and all present and future patent rights, specifically relating to the improvements of the formulation, use and/or sale of Compound and/or Citalopram and/or Bulk Tablets in Finished Product form, such patent rights not being granted hereunder to a Party on the date of Execution.

"Affiliate" shall mean corporations in which a Party, now or during the term of this Agreement, on a permanent basis owns or controls fifty one per cent (51 %) or more of the voting stock.

"Bulk Tablets" shall mean the bulk form of Compound delivered as tablets containing 20 mg. Citalopram base (Approx. 24,8 mg. Compound) manufactured in batches of 80,000 tablets and/or as 40 mg. tablets manufactured in batches of 40.000 tablets, in accordance with Appendix B (Quality Specifications for Bulk Tablets) to this Agreement.

"Calender Quarter" shall mean the three (3) month period commencing on the first day of the first, fourth, seventh, and tenth month of each Marketing Year.

"Clinical Phase I - III trials" shall mean clinical trials carried out on humans in order to obtain Registration.

"Clinical Phase IV trials" shall mean post marketing clinical trials within the FDA approved indication and dosages.

"Citalopram" shall mean 1-[3-(dimethylamino)propyl~l-(p-fluorophenyl)-1, 3-dihydro-isobenzofuran-5-carbonitrile (racemate), i.e. Citalopram base.

"Compound" shall mean 1-[3-(dimethylamino)propel]-1-(p-fluorophenyl)-1, 3--dihydro-isobenzofuran-5-carbonitrile (racemate), hydrobromide (HBr), including other salts, derivatives and esters hereof, known under the International Non-proprietary Name (INN) citalopram racemate.

"Date of Execution" shall mean the date of signature of this Agreement by the Party last to sign.

"DMF" shall mean a Drug Master File document containing detailed information, e.g., but not limited to, information describing the manufacturing site, the manufacturing facility, the operating procedures, the personnel, the manufacture and control of Compound/Citalopram and the Compound/Citalopram intermediates as filed with the FDA.

"FDA" shall mean the Food and Drug Administration in the Territory as hereinafter defined.

"Finished Products" shall mean finished pharmaceutically formulated products manufactured on basis of and containing
Citalopram as their only active ingredient.

"Forest" and "Lundbeck" shall have the meaning first stated above.

"Formulate" shall mean to produce Finished Products from Compound.

"Independent Third Party" shall mean an organization or a person that does not fall under the definition of Forest, Lundbeck and/or an Affiliate.

"Indication" shall mean depression, panic disorder, anxiety and obsessive compulsive disorder and any other therapeutical use in humans, but specifically excluding cerebrovascular disorders and inhibition of platelet aggregation as from August 6, 2005.

"Information" shall mean any confidential material other than Know How and Synthesis Data that is communicated by one Party in writing or is otherwise available, as a result of this Agreement.

"Know, How" shall mean all present and future data and information concerning Compound, Citalopram, Bulk Tablets and/or
Finished Products including, but not limited to, data and information related to manufacture, use, formulation, dosage form, and non-clinical and clinical data, but specifically excluding Synthesis Data and Information.

"Licensed Patents" shall mean :

- United States Patent No. 4,136,193, filed January 07, 1977 (Product Patent), which expires January 07, 1997, (Possible extension to January 23, 2001 (Waxmann Hatch) and, Patent no 4,650,884, filed August 02, 1985 (Method of Manufacture), which expires August 02, 2005.

- United States Use Patent No. 5,296,507, filed January 6, 1993 (Continuation Application 08/001,571), expiry date August 09, 2011. This use patent (cerebrovascular disorders and inhibition of platelet aggregation) has been taken out in the name of Lundbeck, who has inlicensed the rights for, among other countries, the USA from Zeria Pharmaceutical Co. Ltd., 10-11, Nihonbashikobunacho, Chuoku, Tokyo 103, Japan. The use patent will be excluded from the Licensed Patents as from August 6, 2005, cf. Article 3 b, from which date Zeria Pharmaceutical Co. Ltd. regains all licensed rights from Lundbeck, unless otherwise agreed.

"Marketing Year" shall mean successive twelve (12) months periods. The first Marketing Year shall commence after Registration and on the first day of the month in which Forest invoices its first sale of a Finished Product to an Independent Third Party. The date on which the first Marketing Year commences shall be immediately confirmed by Forest to Lundbeck in writing.

"NDA" shall mean an investigational New Drug Application.

"Net Sales" shall mean the invoice price billed by Forest to Independent Third Parties for the sale of Finished Products less value added taxes and less:

 (i) Trade and/or quantity discounts actually allowed and taken;

 (ii) Amounts repaid or credited by reason of purchase, charge backs, rebates, rejections, defects or returns;
      and

(iii) charges for freight, insurance, handling and transportation.

 Deductions in respect of items mentioned under (i) through
 (iii) above shall be calculated according to Forest's standard method of accounting consistently applied.

"Non-Clinic" shall mean investigational and/or development activities carried out in non-human models in order to obtain
Registration.

"Quality Specifications" shall mean the Quality Specifications for Compound and Bulk Tablets set forth in Appendix B to this Agreement.

"Registration" shall mean all governmental approvals required for the legal marketing of Finished Product in the USA, e.g. approval by the U.S. Food and Drug Administration of a New Drug
Application (NDA).

Semi-Exclusive" shall mean sole and entire operating to exclude all others, except for a retained right by Lundbeck to Formulate, market, use, distribute and/or sell Finished Product in the Territory under a registered trademark different from Trademark. Such right may be exercised through one channel, which may be either Lundbeck, an Affiliate hereof or an Independent Third Party.

"Synthesis Data" shall mean all present and future data related to the manufacture of Compound.

"Territory" shall mean the United States of America including
Puerto Rico, Guam, and the US Virgin Islands and all other permanent territorial possessions of the United States of America at the Date of Execution.

"Trademark" shall mean a trademark registered in the name of Lundbeck in the Territory and used in conjunction with Finished
Products in the Territory, e.g. CipramO, Cipramil@ or Seropram'91, subject to the provisions of Article 15 of this Agreement.

"Zeria" shall mean Zeria Pharmaceutical Co. Ltd., 10-11,
Nihonbashikobunacho, Chuoku, Tokyo 103, Japan.

2.    GRANT
      -----
(a) Lundbeck hereby grants to Forest, and Forest hereby accepts, a licence under Licensed Patents, Additional Patents and Lundbeck owned or controlled Know How and. Information, to Formulate, market, use, distribute and sell Finished Product as a drug for human therapy within the Indication in the Territory, for the term of this Agreement cf. Article 17. Additional Patents developed or acquired by Lundbeck shall be subsumed under Licensed Patents.

(b) Lundbeck hereby grants to.Forest, and Forest accepts, the exclusiveright and obligation to use and apply the Trademark, or Trademarks if applicable, of Article 15 (a), on and to Finished Products. Trademark(s) must not be used in any other conjunctions.

(c) The license granted to Forest hereunder shall be exclusive for the term of this Agreement, unless the license becomes
      Semi-Exclusive under Article 11 (b) hereof.

(d) For the term of this Agreement Forest hereby grants free of charge, to Lundbeck, and Lundbeck accepts, the exclusive licence for the whole world outside the Territory, with the power to grant sub-licences, to use any and all Forest owned or controlled Know How, Information and Additional Patents for the manufacture, Formulation, development use and sale of Compound/Citalopram and/or Finished Products, and Forest developed Additional Patents to the extent that such Know
      How, Information and Additional Patents is/are directly related to Citaloprarn or Compound. If, however, the said
      Know How, Information and/or Additional Patents, by proof of
      Forest, can be exploited independently from Licensed Patents and/or Lundbeck Know How, Information and/or Additional
      Patents, the license granted to Lundbeck shall be non-exclusive.
      In any sub-license agreement entered into between Lundbeck and an Independent Third Party, Forest shall be granted reciprocal rights, meaning that Forest for the Territory shall be granted a license to Know How, Information and Additional Patents for the manufacture, Formulation, development use and sale of Compound, Citalopram and/or Finished Products as produced by Lundbeck's sub-licensee, on a royalty free basis as applicable between Forest and Lundbeck pursuant to this
      Article 2 (d). The expression "shall be granted" shall in this context mean that Lundbeck to the best of its abilities shall impose the corresponding obligation on the Independent
      Third Party in question during the negotiations with said
      Independent Third Party.

(e) Within the Territory Forest shall retain all proprietary rights to Know How, Information and Additional Patents developed by Forest, however it being understood that a license under such Know How, Information and Additional Patents shall be granted by Forest to Lundbeck, if the license hereunder becomes Semi-Exclusive, cf Article 11 (b). Any licence granted by Forest under Article 2 (d) shall be royalty free.

(f) Information, Know How and/or Synthesis Data supplied by either Party under this Agreement is the property of the supplying Party in whatever shape Information, Know How and/or Synthesis Data, cf Article 13 (c), is available, both original and copy, including data on computer discs and/or any other electronic devices. The Parties shall provide each other with all Know How, Information and/or Synthesis Data, when applicable, within a reasonable time after such is available. The Parties undertake to establish a database containing all development and pharmacovigilant data procured under the development work, cf Article 8, and/or marketing of Finished Product, cf Article 10. Both Parties shall have equal access to said database.

(g)   The right to make, have made, sell and/or distribute
      Compound, Citalopram and/or Bulk Tablets in other form than Finished Product is excluded from the licence granted to Forest hereunder.

(h)   Lundbeck's US Product Patent No. 4,943,590, (Reissued as per
      August 30, 1994, US Re34,712), filed June 08, 1989, expiry date June 08, 2009, covering the S-(+)-Citalopram is neither included in the Licensed Patents, nor in the Additional
      Patents. However, Lundbeck may decide to subsume the S-(+)-Citalopram under Licensed Patents in order to have the enantiomer form developed and marketed in * the Territory by Forest hereunder. If such decision is taken, the Parties shall agree on a development plan in accordance with the principles stated in Article 8 of this Agreement. If the Parties can not agree on a development plan or if Forest is not interested in having the enantiomer form subsumed under Licensed Patents, Lundbeck shall not continue the development of the enantiomer form in the Territory for the term of this Agreement.

(j) Lundbeck a right to co-market Finished Product in Canada, under a separate co-marketing agreement to be negotiated and entered into, provided that Lundbeck decides to have Finished Product co-marketed in Canada and provided that Forest can fulfil Lundbeck's requirements with regard to Forest's sales force, sales organization, budgets, etc. "Co marketing" shall mean the marketing, use, distribution and sale of Finished Product by the Parties applying different trademarks registered and owned by Lundbeck. In so far Forest is granted co-marketing rights for Canada, Forest is entitled to have Finished Product co-promoted in Canada, standing surety in any respect towards Lundbeck for any and all acts and/or omissions committed or omitted by its co-promotion partner.)

(k)   Forest's parent company Forest Laboratories Inc., 909 Third
      Avenue, New York, New York 10022, USA, hereby irrevocably declares to stand surety for any performance undertaken by Forest hereunder.


3.    ADDITIONAL PATENTS
      ------------------
(a) Licenses under Additional Patents owned, controlled and/or registered by a Party or a sub-licensee hereof shall automatically be granted to the other Party for its Territory and for the term of this Agreement. If the Additional Patents are taken out by Forest, Lundbeck shall be granted a license under said Additional Patents under terms and conditions as provided for in Article 2 (d). If the Additional Patents in question are taken out by Lundbeck or its sub-licensee, they shall be deemed subsumed under Licensed Patents, cf Article 5 (a).

(b) Any patent covering the S-(+)-Citalopram is specifically excluded from the Additional Patents, cf. Article 2 N. As far as the Licensed Patent for the indication of cerebrovascular disorders and inhibition of platelet ag-gregation (hereinafter the "Use-Patent"), as taken out in the name of Lundbeck is concerned, this patent will be a part of the Licensed Patents until and including August 5, 2005 from which date Zeria regains all rights licensed to Lundbeck and sub-licensed to Forest hereunder. If Forest wishes to continue utilization of the Use Patent Forest shall inform Lundbeck hereof not later than January 1, 1999, whereafter Lundbeck undertakes to negotiate a prolongation of the agreement entered into with Zeria in order for Forest to continue as Lundbeck's sublicensee with respect to the Use Patent for the term of this Agreement. However, Lundbeck does not warrant that Lundbeck will be granted the necessary licence by Zeria. In case Lundbeck has not succeeded in having the agreement with Zeria prolonged prior to August 6, 2004, Forest is entitled to negotiate such rights directly with Zeria.


4.    DOWNPAYMENT
      -----------
Forest will pay to Lundbeck downpayments in accordance with the following schedule:

(a) The Parties intend to annex the Plan, as defined in Section 8 (c) as Appendix A to this Agreement on a mutually agreed date, within a period not to exceed ninety (90) days from the date hereof (Such 90th day being referred to as the "Due Diligence Date"). Forest shall submit a draft Plan for review, comment and reasonable agreement by Lundbeck. The Parties agree that the Plan shall be designed with the primary objective of meeting requirement for FDA approval of the Registration. Forest shall have the right to perform additional due diligence investigations during this period. Upon the date the Plan is so. annexed Forest shall pay to Lundbeck [Confidential Treatment]. In the event the Parties do not agree upon the Plan or the Facilities Plan by the Due Diligence Date, or Forest based on the additional due diligence investigations determines not to proceed with the development work contemplated hereby by the Due Diligence Date, Forest may terminate this Agreement effectively upon written notice to Lundbeck and shall have no further obligation hereunder;

(b) Within seven (7) days of the filing for Registration of any form of Finished Product in the Territory, [Confidential
      Treatment]; and

(c) Within seven (7) days of the date when Registration has been granted for the first form of Finished Product in the Territory, [Confidential Treatment].

(d) At the milestones identified in the Development Plan, an aggregate of [Confidential Treatment].

(e) Lundbeck is not obliged to pay back the downpayments presented under Articles 4 (a), (b) or (c) wholly or in part for any reason unless Lundbeck is in material breach of its obligations under this Agreement.


5.    ROYALTIES
      ---------
(a)   In consideration of the rights and licences granted under
      Article 2 Forest shall effect to Lundbeck the following royalty payments:

      Following the first commercial sale of a Finished Product and for the term of this Agreement, Forest shall pay to Lundbeck a Trademark royalty of [Confidential Treatment] of Net Sales, a Know How royalty of [Confidential Treatment] of Net Sales, and a supply payment, cf. Article 13, of [Confidential Treatment] of Net Sales, in total a royalty and supply payment equal to [Confidential Treatment] of Net Sales. The Know How royalty includes payment for the use of Know How and Formulation Know How transferred hereunder, cf.
      Article 2 (a). Acknowledging that the term of Licensed Patents is short, Lundbeck has refrained from receiving royalties on Licensed Patents.

(b) Within thirty (30) days after the end of each Calender Quarter and during the term of this Agreement Forest shall furnish Lundbeck with a complete and accurate sales report stating the total quantity of Finished Product-units sold by Forest during the preceding Calender Quarter, the gross invoice price and the Net Sales thereof and the amount of royalties and supply payments due thereon, and at the same date Forest shall in United States Dollars pay to Lundbeck the sum accrued according to the provisions of this Article 5, less the Minimum Supply Price as already paid under
      Article 13 (a). When deducting the Minimum Supply Price paid in DKK, the rate of exchange as published by Wall Street Journal (Purchase of Danish Crowns) on the day payment was effected, shall apply. If the balance, including the royalties provided by Article 5 (a), after such deduction is in the favour of Forest, as a result of a reduction in the price of Finished Product, such balance shall not be reimbursed by Lundbeck whose compensation, including royalties, for the supplies made to Forest never shall be less than the Minimum Supply Price.

(c) All payments to be made hereunder shall be made net in Unites States Dollars by bank transfer remittance to Lundbeck's account [Confidential Treatment] held at Den Danske Bank A/S, Holmens Kanal 12, Copenhagen, Denmark, or any other account designated by Lundbeck.

(d) Forest is entitled to withhold from the royalties payable to Lundbeck under this Agreement all income related taxes levied or assessed thereon. As Lundbeck may receive for such tax-payments a ciedit on the taxes payable by it in the Kingdom of Denmark or elsewhere, Forest shall without undue delay provide Lundbeck with certified tax receipts required by the relevant tax authorities for the taxes legally deducted from the royalty-payments hereunder.

(e) Forest shall keep true books of account containing an accurate record of all data necessary for computation of royalties as set forth in this Article, including data recording the amount of free samples distributed. At the request and at the expense of Lundbeck, Forest shall permit an independent licensed public accountant, to whom Forest has no reasonable objections, appointed by Lundbeck, to have access during ordinary business hours to such books and records of Forest as may be necessary to determine the correctness of any statement and/or payment made under this Agreement in respect of any calender year ending not more than three (3) years prior to the date of such request. Such inspection may take place no more than once per calender year. If the independent public accountant determines any incorrectness, which at least has influenced the royalty payments to the disadvantage of Lundbeck with five percent

      (5%) or more, the expenses of the accountant shall be borne by Forest.


6.    COMPETITION CLAUSE
      ------------------
(a) No rights are granted to Forest by this Agreement except for the Territory. Consequently Forest is not entitled to market Finished Product actively outside the Territory for a period of ten (10) years from launch of Finished Product in the Territory. For a period of 5 (five) years after launch in the Territory, Forest shall refer all orders received for delivery of Finished Product outside the Territory to Lundbeck. Lundbeck is not entitled to market Compound, Citalopram or Finished Product within the Territory and shall refer all orders received for delivery of Finished Product within the Territory to Forest. This clause has been phrased and shall be interpreted in accordance with the draft Commission (EC) regulation concerning the application of Art. 85 (3) of the Treaty to categories of Technology Transfer Agreements, anticipated to take effect as from November 1, 1995.

(b) Forest shall with all due diligence pursue the Registration procedure of the Finished Product as if the Finished Product was developed by Forest itself. "All due diligence" shall with respect to the development and marketing of Finished Product mean that Forest is obliged to allocate the same resources in development and marketing as if the Compound was from Forest's own research and Forest had reached a decision to develop and market such compound. (c)
      Before the elapse of the third full Marketing Year, Forest shall not be entitled to market, distribute and/or sell pharmaceutical products classified as ATC N6A drugs of the "Selective Serotonin Re-Uptake Inhibitor (SSR0, and/or the "Selective Serotonin and Noradrenaline Re Uptake Inhibitor
      (SNRI)" generations, including, but not limited to Nefazodone (SerzoneO) and/or Venlafaxine (EffexorO) for use in claims directly competing with approved claims for citalopram.

7.    CONFIDENTIALITY
      ---------------
(a) Know How, Information and/or Synthesis Data supplied by one Party to the other as a result of the existence of this Agreement or generated under this Agreement by any Party shall be held in confidence by the receiving Party until December 31st, 2009 or seven (7) years after effective date of termination of this Agreement, whichever period is the longer. However, this secrecy obligation shall only apply to Know How, Information, and/or Synthesis Data (if applicable, cf. Article 13 (c)) communicated in writing or electronically. If communicated orally, the communication must be confirmed in writing or electronically at the latest thirty (30) days after the oral communication took place. This Article shall survive expiration or termination of this Agreement, but shall not apply to Know How, Information and/or Synthesis Data:

      (i) Which was in the public domain at the time it was disclosed to the receiving Party;

     (ii) Which has entered the public domain, through publication or otherwise, after disclosure to the receiving Party; provided such Know How, Information and/or Synthesis Data, has not entered the public domain as the result of a breach by the receiving Party of its obligations under this Agreement;

   (iii) Which the receiving Party can establish was known to it prior to any disclosure to the receiving
               Party under the Secrecy Agreement between the Parties dated April 20th, 1995; or

    (iv) Which was received by the receiving Party from any Independent Third Party who had the right to supply such Know How, Information and/or Synthesis Data to the receiving Party without breaching an obligation of confidentiality. to the Party that disclosed such Know How, Information and/or Synthesis Data to the receiving Party under the terms of this Agreement.

(b) This secrecy obligation should not be considered violated, if and to the extent that Know How, Information and/or
      Synthesis Data,

      (i) are disclosed to government agencies for the purpose of obtaining Registration;

      (ii) must be disclosed to persons, directly employed by a Party, its Affiliate, licensee or sub-licensee, which persons have a need to know in order to effectuate the development of Finished Product provided that such persons are bound by the same secrecy obligations as the Parties hereunder; or

     (iii) are disclosed pursuant to an order or requirement of a court, administrative agency or other government body.

(c) A Party asserting that its obligation of confidentiality under this Article does not apply to Know How, Information and/or Synthesis Data (when applicable) supplied to it by the other Party, because of an exception to that obligation set out in paragraphs (a) and (b) of this Article, shall have the burden of proving the exception it asserts.


8.    DEVELOPMENT
      -----------
(a) Forest acknowledges that Forest has been informed by Lundbeck that the production sites of Lundbeck, on which Compound is being manufactured, have not yet been approved by the FDA. However, Forest will inspect Lundbeck's production sites in LumsAs, Denmark, and Seals Sands, UK, before the Due Diligence Date, cf Article 4 (a). If the production facilities are not found acceptable, Forest may terminate this Agreement effectively upon written notice to Lundbeck and shall have no further obligation hereunder. If the production facilities are found acceptable, Forest hereby accepts that the deliveries to be made under Article 8 (g), originate from the said production sites as approved by Forest, being agreed that Lundbeck neither warrants nor represents that Bulk Tablets so supplied comply with FDA requirements. Notwithstanding Forest's approval of the production facilities, Lundbeck agrees that it shall adapt its production facilities in accordance with a program (the "Facilities Program") to be agreed upon between Lundbeck and Forest prior to the Due Diligence Date, cf Article 4 (a). The Facilities Program shall be developed and agreed upon with the objective of bringing the said Lundbeck facilities into compliance with all applicable FDA regulations, including current Good Manufacturing Practice regulations. Upon completion of the Facilities Program Lundbeck undertakes to submit a DMF for such facilities to the FDA without undue delay. Forest undertakes to assist Lundbeck in achieving the standards set forth in the Facilities Program by providing reasonable advice and consultation. In the event the FDA does not approve the Lundbeck production facilities after completion of the Facilities Program Lundbeck shall remain obligated to use its best efforts on a continuing basis to resolve all issues raised by the FDA (including the taking of corrective actions and the filing of appropriate amendments or supplements to the DMF) and Forest shall continue to provide consultation and advice in this regard and may offer pre-payment of royalties or other financial support to Lundbeck in order for Lundbeck to fulfil the FDA requirements. The obligation set forth in the preceding sentence may, however, be terminated by Lundbeck designating Forest or a FDA approved Affiliate or a FDA approved Independent Third Party as Lundbeck's contract manufacturer to produce Compound or Bulk Tablets for Forest's requirements hereunder. Upon such designation Lundbeck shall be deemed relieved from all obligations undertaken hereunder relating to its production facilities undertaken under this Agreement and Article 17 (b) shall apply with regard to the consequences of the termination of said obligation.

(b) Lundbeck agrees to carry out or cause to be carried out the studies identified in the Over-all Development Plan in Appendix A to this Agreement for the obtaining of Registration of Finished Product, provided that Lundbeck's obligation shall be limited to an aggregate cost of [Confidential Treatment], hereinafter referred to as the "Agreed Amount". Forest shall have the obligation to carry out or cause to be carried out all such studies as identified in the Over-all Development Plan that can not be carried out within the limit of the Agreed Amount. Further Lundbeck shall cause Forest to carry out the studies undertaken by Lundbeck in the Over-all Development Plan on Lundbeck's account. Accordingly .Forest shall accept such assignment on Lundbeck's behalf, it being understood that the costs of the studies for which Lundbeck is obligated shall not exceed the Agreed Amount, which shall then be invoiced to Lundbeck. The invoiced amount, which can not exceed the Agreed Amount, shall not fall due and thereby be payable by Lundbeck until the, downpayment instalment identified in Article 4 (d) has been paid by Forest to Lundbeck.

(c) The Appendix referred to in Article 8 (b) forms an integral part of this Agreement and is hereinafter referred to as the "Plan". Forest shall with all due diligence conduct the development of the Finished Product in accordance with the procedures set forth in the Plan. For purposes of this
      Article 8 of this Agreement, "all due diligence" shall mean that Forest shall use efforts consistent with those used by it with regard to its new drug application ("NDA") submission for its own Finished Products deemed to have equivalent commercial potential. All studies to be performed according to the Plan shall follow the FDA standards and standards agreed between the Parties.

(d) It is agreed between the Parties that development work relating to Compound and Citaloprarn may be carried out by the Parties individually in the Territory and by Lundbeck also outside the Territory. Forest is not entitled to perform development work outside the Territory without the prior written approval from Lundbeck.

(e) Forest will perform the development work according to the Plan at its own costs to the extent the costs of the development work exceed the Agreed Amount. Any protocol must be approved by Lundbeck. To obtain Lundbeck's comments for the protocols Forest shall send to Lundbeck the protocol draft and obtain Lundbeck's comments hereof before studies are initiated. Comments shall be given within fifteen (15) working days from Lundbeck having received the protocol draft.

(f) The draft edition of the final report shall be issued to Lundbeck for approval together with any and all Information and Know How developed by Forest hereunder in so far not previously exchanged. The exchange of Information and Know
      How shall take place no later than fifteen (15) working days after Lundbeck having received the draft edition of the final report. Lundbeck's comments shall, subject to discussions between the Parties, be included in the final report.

(g) In order for Forest to comply with the Plan, Lundbeck will free of charge supply to Forest the necessary amount of Bulk Tablets and placebo tablets. Forest is aware and accepts that Bulk Tablets and placebo tablets so supplied may originate from batches which have been produced prior to the completion of the Facilities Program. If such supplies are not acceptable for the purpose of obtaining Registration, Lundbeck may either replace the Bulk Tablets delivered with Bulk Tablets meeting FDA requirements or designate an alternative supply source in accordance with Article 8 (a) i.f. in order to fulfil Forest's requirements hereunder.
      Article 17 (b) shall apply with respect to any delay caused by such supply impediments. Supplies shall be made within a reasonable time, i.e. no more than four (4) months after Forest's request. The supplies requested for galenic development and for clinical testing under the Plan of Finished Product prior to the filing of an application for Registration by Forest for any form of Finished Product must hot exceed the quantities stated in Appendix A (Delivery plan for Bulk Tablets) to this Agreement. After Registration has been obtained, Lundbeck shall neither supply Bulk Tablets nor placebo tablets to Forest for clinical purposes, unless separately agreed upon.

(h) In the event Forest is unable for reasons beyond its control, cf. Article 20, to complete a study set forth in the Plan, the Parties shall meet and discuss why the study has not been completed and will agree as to the actions to be taken to obtain Registration of the Finished Product as quickly as possible.

(i)   Intentionally Omitted.

(j) If any additional clinical studies not included in the Plan are required by FDA for Registration in the Territory, Forest will perform the studies at its own costs. However, such studies can only be initiated after Forest having obtained Lundbeck's prior written approval, which approval cannot be unreasonably withheld. Approval shall be deemed given if Lundbeck has not rejected an application within fifteen (15) working days from receipt. Before issuing reports on the results of a study, a first draft report will have to be forwarded and approved by Lundbeck. The same procedure shall apply with respect to clinical phase IV trials. Trials to be performed by Forest must not take place outside the Territory. Subject to Article 8 (e) Forest must neither perform Non-Clinical, Clinical 1-111, nor Clinical Phase IV trials, that are not agreed upon either in the Plan or separately. Any trial carried out shall be monitored by Lundbeck's project and product managers, cf Articles 8 (1) and 10 (c).

(k) Forest shall regularly and immediately upon Lundbeck's reasonable request, advise the Lundbeck of the status of its work under the Plan. Meetings in this respect will be held alternatively in the United States at Forest's address and in Denmark at Lundbeck's address. The Parties will confer regularly to discuss any problem that may arise during the term of this Agreement.

(l) Both Parties shall designate a project manager to oversee the development of the Finished Product and inform each other of his/her name and position. Such persons shall be the focal persons for contacts related to research and development issues for the term of this Agreement, i.e. also after Registration and launch of Finished Product. If any Party replaces such project manager by another person, written notice shall be given to the other Party.

9.    REGISTRATION
      ------------
(a) Forest will prepare the relevant and necessary documentation for Registration of Finished Product with FDA and any other relevant health authorities in the Territory. Forest shall apply for Registration of Finished Product in the Territory in its own name and on its own account. Upon grant of Registration to Forest, Lundbeck may, in its own name and on its own account, prepare and submit an application to the FDA for a parallel Registration. The costs of such additional Registration (including documentation costs and FDA imposed user fees) shall be borne by Lundback. Towards

      FDA and any other relevant authority or Independent Third Party Forest hereby grants to Lundbeck a "right of reference" to the NDA submitted by FDA in order for Lundbeck to obtain a Registration identical with the Registration obtained by Forest. Lundbeck will only be entitled to exercise its parallel Registration in case of breach or termination of this Agreement or if the exclusive rights as granted to Forest hereunder become Semi-Exclusive, of Articles 2 (c) and 11 (b). Notwithstanding the parallel Registration Forest undertakes to assign and transfer its rights in any Registration in the Territory to Lundbeck or a party designated by Lundbeck upon breach or Forest termination of this Agreement.

(b) All costs and/or expenses arising or incurred in connection with preparation and filing of the application for Registration in the Territory and maintenance of Registrations in the Territory shall be borne by Forest, unless Lundbeck has expressly agreed to pay such costs.

(c) Neither Lundbeck nor Forest warrants that Registration of the Finished Product will be obtained in the Territory. All costs incurred and payments made by Forest and Lundbeck under this Article 9 are non-refundable.

(d) Any Synthesis Data which might be mandatory in obtaining the Registration will be delivered by Lundbeck directly to the FDA, unless Forest is designated by Lundbeck to do so on Lundbeck's behalf. In case the DI\AF due to national mandatory legislation must be transferred to Forest from Lundbeck, Forest is not entitled to gain access to Synthesis Data, without having obtained the prior written approval of Lundbeck, which shall not be unreasonably withheld. Having obtained Lundbeck's approval, and provided Lundbeck is not able to satisfy the requirements of the relevant authorities itself, Lundbeck shall grant access to such data, subject to the obligations of confidentiality stipulated in Article 7 hereof, and non-use, except for the required regulatory or legal purpose. Lundbeck agrees that it shall make no changes to the DMF or otherwise make changes to the manufacturing or control procedures related to the manufacture of Compound, Citalopram, Bulk Tablets or Finished Product without obtaining, at Lundbeck's sole cost and expense, prior FDA approval of such changes.

10.   MARKETING
      ---------
(a) Forest shall initiate marketing of Finished Product within six (6) months from grant of Registration.

(b) Forest shall market the Finished Product as if it were a pharmaceutical product resulting from Forest's own research.

(c) Both Parties shall at least one (1) year before the anticipated start of the first Marketing Year designate one product manager for the Finished Product who shall be responsible for coordinating marketing and related issues between the Parties and be the focal person for future contacts between Forest and Lundbeck with respect to marketing activities. Both Parties may replace such product manager by giving written notice to the other Party. For the term of this Agreement there will be a project manager in charge of development, cf. Article 8 (1), and a product manager in charge of marketing.

(d) Forest shall package the Finished Product in a package with graphics and of a design which are comparable to those used for other Forest products. The package material shall show the legend "Licensed from H. Lundbeck A/S, Denmark" with legible letters of reasonable size. Any and all packaging material shall be designed in accordance with applicable FDA requirements. Forest shall review proposed packaging material with Lundbeck and shall give due regard to Lundbeck's comments and suggestions.

(e) The Parties shall keep each other informed on all reports of adverse reactions with respect to Compound, Citalopram and/or Finished Product, coming to either Party's knowledge, regardless of the origin of such reports. The term "reports" shall also include publications in journals or other media. All reporting, including but not limited to relevant adverse reaction reporting, shall be handled in compliance with detailed standards and routines as agreed between the Parties no later than thirty (30) days prior to the initiation of the development work to be performed by Forest, and in any case in compliance with formal requirements in the Territory. All material supplied by a Party to the other Party under this provision shall be Information in the hands of the receiving Party; however, notwithstanding Article 7 or any other provision of this Agreement, Lundbeck shall be free to communicate to any Affiliate and/or sub-licensee, which have been granted rights with respect to Finished Product outside the Territory, e.g., but not limited to Zeria, Information received by the Parties under this provision provided such Affiliates and sub-licensees are obliged under a secrecy obligation which is at least as limiting as Article 7. Information originating from a Lundbeck Affiliate or licensee will be communicated to Forest under the license agreements entered into between Lundbeck and its Affiliate or licensee.

(f) Lundbeck will, free of charge, provide Forest with Compound to be Formulated and distributed by Forest as free samples. The amount of free samples, for which Compound is delivered free of charge, shall not exceed [Confidential Treatment] of the units of Finished Product sold by Forest during the first [Confidential Treatment] Marketing Years according to the Net Sales recorded. However, Lundbeck will in addition hereto, and at all times, supply additional Compound for Formulation and distribution as free samples, at a price equal to DKK [Confidential Treatment] per kg. Compound delivered. The price of DKK [Confidential Treatment] shall be inflated in accordance with the principles stated in
      Article 13 (a). Lundbeck shall have the right to audit Forest's books to confirm sample use. The Parties anticipate that the need for samples will be approximately [Confidential Treatment] of the amounts of Finished Products, sold during the first three (3) Marketing Years.

(g) Forest shall pay for all costs related to its marketing and sale of Finished Products in the Territory except as expressly provided for herein.

11.   MINIMUM NET SALES
      -----------------
(a) During the first full Marketing Year in the Territory Forest shall as a minimum achieve Net Sales corresponding to United States Dollars [Confidential Treatment]. During the second full Marketing Year in the Territory Forest shall as a minimum achieve Net Sales corresponding to United States Dollars [Confidential Treatment] and during the third full Marketing Year in the Territory Forest shall as a minimum achieve Net Sales corresponding to United States Dollars [Confidential Treatment].

(b)   If the thresholds are not achieved in the designated
      Marketing Years in accordance with Article 11 (a), the licences as granted to Forest in Article 2 of this Agreement shall become Semi-Exclusive upon a three (3) months notice given by Lundbeck. In order to avoid the grant becoming
      Semi-Exclusive Forest shall have the option of compensating
      Lundbeck either 1) financially by paying to Lundbeck an amount equal to [Confidential Treatment] of the non-achieved
      Net Sales, cf. Article 5 (a), less the corresponding manufacturing costs, or 2) by purchasing the amount of additional Compound constituting the shortfall at the purchase prise of [Confidential Treatment] of the non-achieved Net Sales, cf. Article 5 (a), and/or 3) by carrying backward or forward to one (1) previous or following year the missing Net Sales. [Confidential Treatment]. If no choice is made in due time, the grant becomes Semi-Exclusive, subject to the notice of three (3) months to be given by Lundbeck. Notwithstanding the foregoing, the Parties agree that Forest shall have met the minimum Net
      Sales requirements for a Marketing Year if Forest shall have purchased that quantity of Compound during such year which, if Formulated into Finished Product and sold at the then applicable net selling price (determined by dividing Net
      Sales for such Marketing Year by the number of units of Finished Product included in such Net Sales) would equal or exceed the minimum Net Sales requirement for such Marketing
      Year.

12.   FORECASTS/ESTIMATES
      -------------------
(a) To secure uniform quality of Finished Product Lundbeck will, for the term of this Agreement, supply and Forest will purchase its entire requirements of Compound from Lundbeck and Formulate such Compound. In order to secure timely delivery of Forest's requirements for Compound, Forest must apply the following forecast systems.

(b) Twelve (12) months before the first date on which Forest reasonably anticipates to request the first delivery of Compound to take place, Forest shall supply Lundbeck with a forecast covering Forest's require ments of Compound from the anticipated first date of marketing to December 31 st the same year plus the following three (3) years of marketing, broken down to quarterly deliveries. The three
      (3) year forecast is to be yearly updated so that Lundbeck will always be in the possession of a three (3) year forecast. The three (3) year forecasts shall neither be binding on Forest nor on Lundbeck, but as stated in Articles 12 (c) and 12 (d).

(c) Six (6) months before the requested date of first delivery of Compound, Forest shall place with Lundbeck a binding order covering Forest's requirements up to the first coming December 31 st from date of delivery. The binding order shall be within the non-binding three (3) year forecast placed under reference to Article 12 (b) for the corresponding period.

(d) Further Forest shall during the term of this Agreement on a running basis furnish Lundbeck with a binding written forecast indicating Forest's expected purchases during three (3) Calender Quarters. The forecasts to be given shall be calculated on a quarter by quarter basis. Any forecast shall be updated quarterly and the forecast shall be given before the tenth (10) in the first month of a Calender Quarter.

(e) The forecasts to be given under Article 12 (d) shall be given six (6) months before the beginning of the relevant three (3) Calender Quarter period in order for Lundbeck to be in the possession of estimates for three (3) successive Calender Quarters, six months before the beginning of any three (3) Calender Quarter period covered by the estimate. The first forecast to be given, cf Article 12 (c), shall cover the period from date of delivery to the first coming December 31 st and the following three (3) Calendar Quarters. Within the (3) Calender Quarter forecast given, the forecast given for the first Calender Quarter shall be binding on Forest, while the forecasts given for the second and third Calendar Quarters shall be binding on Forest within plus/minus (+/-) twenty per cent (20%) of the amount forecasted. The orders shall be binding on Lundbeck in accordance with Article 14 (c).

(f) Recognizing its obligations to its Affiliates and other distributors and licensees Lundbeck will use its reasonable effort to supply Forest's requirements of Compound even if Forest orders exceed onehundredandtwenty per cent (120%) as stated in Article 12 (e) above.

13.   SUPPLY OF COMPOUND
      ------------------
(a) In accordance with Article 5 (b) a Minimum Supply Price, corresponding [Confidential Treatment] (CIP, Forest, Ireland, Incoterms 1990) per kg. Citalopram, delivered as Compound has been agreed upon. The Minimum Supply Price shall be inflated annually, first time upon elapse of the calendar year 1998, with the inflation rate for 1998 as annually calculated and published by the Danish National Bank. The amounts payable to Lundbeck hereunder, including Trademark and Know How royalties, will be either the above mentioned Minimum Supply Price or [Confidential Treatment], of the Net Sales, whichever amount is the higher.

(b) Based on the sales reports submitted Forest shall pay Lundbeck in United States Dollars (US$) for all Forest's purchases of Compound from Lundbeck hereunder. Terms of payment shall be "current month of invoice plus 30 days".

(c) Lundbeck may terminate its obligation to supply Forest with Compound, only as permitted by Articles 8 (a) or 17 (a) iv. In such case Lundbeck shall, unless the termination is due to breach by Forest, furnish Forest, or if applicable the designated alternative contract manufacturer, with all relevant production Know-How, Information and/or Synthesis Data, not previously provided, needed for manufacturing of Compound. However, it is being understood that the title to such Information, Know-How and/or Synthesis Data shall remain with Lundbeck and that Forest accordingly undertakes to abide Article 7 of this Agreement also with respect to such Information, Know How and/or Synthesis Data exchanged after termination of the supply obligation of Lundbeck. Notwithstanding the foregoing Forest shall have the right disclose production Know-How, Information and Synthesis Data to an Independent Third Party manufacturer solely for the purpose of supplying Forest's requirements of Compound, Bulk Tablets or Finished Product, provided that such Independent Third Party acknowledges Lundbeck's proprietary interest therein and agrees to maintain the confidentiality thereof to the same extent required of Forest hereunder. Upon such Lundbeck termination Forest shall pay to Lundbeck a total royalty, including Trademark royalty, of [Confidential Treatment] of Net Sales of Finished Products manufactured on basis of the Information, Know How and/or Synthesis Data transferred from Lundbeck. Lundbeck shall to a reasonable extent assist Forest and/or its designated contract manufacturer in setting up a production. Forest shall hold Lundbeck harmless with respect to costs arisen in this connection. If Forest chooses to acquire its total requirements of Compound from an Independent Third Party, who neither has been nor is under contract with Forest, which Independent Third Party is manufacturing Compound independently from Information, Know-How and/or Synthesis Data, Forest may return said Information, Know-How and/or Synthesis Data to Lundbeck, whereafter the royalty payable hereunder shall be reduced to a pure Trademark royalty of [Confidential Treatment], as from January 1 in the calender year following the physical return of the Information, Know-How and/or Synthesis Data. It has been agreed that any such Independent Third Party, in order for Forest to continue applying the Trademark, must be a qualified FDA supplier and approved by FDA for the manufacturing of Compound.

(d) The Parties reserve the right to inspect / audit the facilities, processes, records and any other facts used by each other in the manufacturing, processing, testing and storage of the compound, Bulk Tablets and/or Finished Product. Access to Synthesis Data are specifically excluded from the said reservation. The inspection will be conducted to ensure compliance with all pertinent acts, regulations and guidelines promulgated by the FDA as well as evolving standards being developed by FDA which are made public through speeches and inspection activities. Such inspection/auditing will be permitted during normal business hours to include the manufacturing cycle of the Finished Products involved.

(e) The Parties are very sensitive to proprietary Information, Know How, Synthesis Data and processes. Any such data obtained or observed by the personnel of the Parties during the inspections/auditions shall remain confidential in accordance with Article 7.

14.   CONDITIONS OF DELIVERY
      ----------------------
All purchases made by Forest from Lundbeck hereunder shall be subject to the following conditions of delivery:

(a) Lundbeck warrants all Compound and/or Bulk Tablets supplied by it here-under will be minufactured of proper materials and on a plant approved by the Parties, meeting all quality specifications stipulated in Appendix B, including compliance with manufacturing practices as agreed between the Parties, cf Article 8 (a).

(b) Forest shall receive title to Compound and assume risk of loss upon delivery hereof at Forest, (CIP, Dublin, Ireland, Incoterms 1990).

(c) Lundbeck will supply ordered quantities of Compound subject to Articles 12 and 13, within three (3) months after receipt of a firm purchase order from Forest indicating quantities and requested delivery dates. The firm purchase order shall correspond to the forecasts submitted, cf Article 12 (e), covering the first Calender Quarter of any three Calender Quarter forecast period. If Lundbeck is not able to deliver the amounts of Finished Products so ordered, Article 14 (d) shall apply. If Lundbeck has not confirmed its ability to deliver the Finished Products ordered within one (1) month from receipt of a binding order the order shall be deemed accepted. Orders shall be deemed fulfilled, when the amount of Compound delivered does not deviate from the amount ordered with more than 15%. The amount actually delivered shall be invoiced, notwithstanding the order size.

(d) If Lundbeck is not able to deliver the quantities of Compound ordered, e.g. as a result of lack of production capacity, Lundbeck shall inform Forest hereof without undue delay, but shall with all due diligence try to identify a second supply source, or, if unsuccessful, supply Forest with all necessary production Know How and/or Synthesis Data, as provided for in Article 13 (c). Lundbeck shall receive full royalties, cf. Article 5 (a), less payment for supplies equal to the Minimum Supply Price, if another supply source is used hereunder. If Know How and/or Synthesis Data are provided to Forest hereunder, Forest shall return such Know How and/or Synthesis Data to Lundbeck on request, when Lundbeck has sufficient production capacity.

(e) Compound which does not meet requirements stated in Appendix B, shall be returned to Lundbeck or forwarded to a destination indicated by Lundbeck and at Lundbeck's expense, and the purchase price thereof, including transportation and importation costs, shall be credited to Forest's account; provided, however, that Forest has informed Lundbeck of such nonconformity within one (1) month from the date of Forest's receipt of the goods at Forest's factory. Nonconforming goods shall be replaced without unnecessary delay. However, Lundbeck shall be responsible to replace non-conforming goods where such non-conformity was the result of a latent defect which could not reasonably be detected by Forest applying its best efforts and using all due diligence, within such one (1) month period. Consequential damages are excluded unless resulting from gross negligence or intentional wrongdoing of Lundbeck. Lundbeck's liability under this Article is limited to the value of the shipment as invoiced by Lundbeck.

15.   TRADEMARK
      ---------
(a)   Selection/Filing/Prosecution/Maintenance: Provided
      ----------------------------------------
      registered in the Territory Forest may either choose to apply Cipram , Cipramil or Seropram as Trademark, or if Forest so prefers, freely select a different Trademark for use in conjunction with the marketing of Finished Products in the Territory hereunder. Forest's choice shall be subject to Lundbeck's approval, which approval shall not be unreasonably withheld. However Lundbeck is not obliged to accept registration and use of an already registered Lundbeck-trademark/Trademark if such registration does not comply with Lundbeck's strategy in the Territory. Lundbeck shall file applications for registrations for a Trademark selected by Forest and approved by Lundbeck. Forest shall have the right to market a generic version of the Finished Product in the event it appears reasonably likely that a generic version of Citalopram has been or will be introduced in the Territory by an Independent Third Party. Any name, including the generic name "citalopram", under which such Finished Product is sold shall be deemed a "Trademark" for purposes of Articles 5 (a) and this Article

      15 (a) and the marketing of such Finished Product shall be governed by the financial terms and conditions provided by
      Article 5 (a). Forest will notify Lundbeck promptly of its decision to introduce a generic version of the Finished Product in accordance with this Article 15 (a). Lundbeck will prosecute such applications and maintain the registration and keep Forest advised of the status of each application and registration. If Lundbeck has difficulties or is unable to register a selected Trademark, Lundbeck shall advise Forest and Forest shall either request Lundbeck to then continue prosecution of the application and/or Forest shall select another Trademark. All out-of-pocket costs and expenses (including attorney's fees) associated with the filing of applica tions, prosecution of applications, registrations and maintenance of registrations shall be paid by Lundbeck. Forest shall assist and cooperate with Lundbeck in its filing and proseduting all Trademark applications and maintaining Trademark registrations as well as sign all documents necessary to carry out filing and prosecuting such applications and maintaining such registrations. All uses of any Trademark by Forest anywhere in the Territory shall inure to the benefit of Lundbeck. Forest is not entitled to market Finished Product without using Trademark.

(b)   Ownership: Trademarks selected and registered in accordance
      ---------
      with Article 15 (a) shall be and remain the sole and exclusive property of Lundbeck.

(c)   Enforcement: Forest will inform Lundbeck of any known
      -----------
      trademarks, applications, registrations, or use of trademarks in the Territory, known or which ought to be known by Forest, which may cause confusion with Forest's selected Trademarks. Lundbeck may initiate action to enforce its Trademarks rights at Lundbeck's cost. In the event Lundbeck elects not to initiate action to enforce its Trademark rights or fails or refuses to do so within sixty
      (60) days after written request therefore by Forest, Forest shall have the right at its option to initiate such action in Lundbeck's name with Lundbeck's full cooperation. In such action by Forest, Forest shall pay all costs and expenses. Any award for damages collected through infringement suit in the Territory shall be divided between the Parties according to the share of loss or potential loss each Party would suffer from the infringement. If a

      Trademark, identified and chosen by Lundbeck, must be substituted by a new Trademark after launch of Finished Product, due to an infringement suit brought against Forest or Lundbeck, the Trademark royalty rate as provided for in
      Article 5 (a), shall be reduced to two per cent (2%) for a period of two (2) years from substitution has taken place in the market. No further compensation shall be paid by Lundbeck to Forest in this respect.

(d)   Quality Controls: Forest will provide Lundbeck with samples
      ----------------
      of Finished Products bearing the Trademarks at Lundbeck's request. All Finished Products sold by Forest bearing the Trademark shall meet the standard, specifications and instructions laid down or proved by the FDA or the equivalent authority in any state of the Territory. Forest agrees and undertakes to use the Trademark only on/or in connection with the Finished Products under this Agreement. All Finished Products must bear Trademark.

(e)   Infringement: If the Trademark has been identified and
      ------------
      chosen by Forest, Forest shall be responsible for claims or damages awarded as a result of Trademark infringements. Forest shall indemnify Lundbeck for claims of Trademark infringement made by an Independent Third Party.

16.   INDEMNIFICATION
      ---------------
(a) Lundbeck shall defend, indemnify and hold harmless Forest and its officers, directors, agents and employees from and against any and all liability, demands, damages, costs, expenses (including attorneys fees), and losses for death, personal injury, illness or property damage arising (a) out of the manufacture, distribution, use, testing, sale, or other disposition, by Lundbeck, or any distributor, customer, or representative of Lundbeck or anyone in privity therewith, of Finished Product, or any Information, Know How or Synthesis Data licensed by Lundbeck to Forest under this Agreement, or (b) as a result of using any or all of the Know How, Information or Synthesis Data licensed to Forest under this Agreement or (c) the breach by Lundbeck of any representations or warranties of Lundbeck made herein. Such indemnification shall neither apply to liability resulting from the gross negligence or intentional wrongful acts of Forest, nor from Forest's failure to observe express warranties made to Lundbeck with respect to the Bulk Tablets and/or Finished Product.

(b) Forest shall defend, indemnify and hold harmless Lundbeck and its officers, directors, agents and employees from and against any and all liability, demands, damages, costs, expenses (including attorneys fees), and losses for death, personal injury, illness or property damage arising (a) out of the manufacture, distribution, use, testing, sale, or other disposition, by Forest, or any distributor, customer, or representative of Forest or anyone in privity therewith, of Finished Product, or any Information, Know How or Synthesis Data licensed by Lundbeck to Forest under this Agreement, or (b) as a result of using any or all of the Know How, Information or Synthesis Data licensed to Forest under this Agreement or (c) the breach by Forest of any representations or warranties of Forest made herein. Such indemnification shall neither apply to liability resulting from the gross negligence or intentional wrongful acts of Lundbeck, nor from Lundbeck's failure to observe express warranties made to Forest with respect to the Compound.

(c) The Parties shall notify each other promptly of any claims or suits involving the Parties own express warranties, intentional acts or inaction and negligence and the Parties shall cooperate amicably as to any litigation arising therefrom.

17.   TERM AND TERMINATION
      --------------------
(a)   The term of this Agreement shall be for a period beginning with the Date of Execution of this Agreement and ending upon effective termination, which may be notified by:

     (i) Forest, giving a prior written notice of at least three (3) months to the end of any calendar month, until Registration application has been filed, being agreed that such termination shall have no influence on Forest's obligations under Article 4
               (a) hereof,

     (ii) Forest, giving a prior written notice of at least three (3) months to the end of any calendar quarter, after filing of Registration application, being agreed that such termination shall have no influence on Forest's obligations under Articles 4
               (a) and 4 (b) hereof,


   (iii) Forest, giving a prior written notice of at least six (6) months to the end of any calendar year, after Registration has been granted being agreed that such termination shall have no influence on Forest's obligations under Articles 4 (a), 4 (b) and 4 (c) hereof,

     (iv) Lundbeck, giving a prior written notice of at least three (3) years to the end of any calendar quarter, after elapse of Licensed Patents. Termination by Lundbeck hereunder shall only effect the obligation of Lundbeck to supply to Forest as provided for in Article 13, i.e. shall not effect the remaining rights and obligations of the Parties hereunder pursuant to provisions hereof which survive termination by their express terms, e.g. the Know How and Trademark royalty payments, cf Article 13 (c) and the corresponding licenses, which shall be continued in accordance with Articles 2 and 5 (a).

      (v) Lundbeck if Forest, before the elapse of the third full Marketing Year, acquires control of, is taken over by or merged with an Independent Third Party competing directly with Lundbeck, i.e. an Independent Third Party which directly or indirectly controls or will control the marketing and/or sale in, among other countries, the Territory of one or more pharmaceutical products classified as ATC IN16A drugs of the "Selective Serotonin Re-Uptake Inhibitor (SSRI)", and/or the "Selective Serotonin and Noradrenaline Re-Uptake Inhibitor (SNRI)" generations, including, but not limited to Nefazodone (Serzone) and/or Venlafaxine (Effexor) for use in claims directly competing with approved claims for Citalopram.

(b) In the event of termination without cause in accordance with the terms of this Article, neither Party shall be liable to the other, either for compensation or for damages of any kind or character whatsoever, whether on account of the loss by Forest or Lundbeck of present or prospective profits on sales or anticipated sales, or expenditures, investments or commitments made in connection therewith or on account of any other cause or thing whatsoever. This clause shall not effect the obligations of Forest under Article 4 hereof.

(c) If force majeure conditions as set forth in Article 20 persist for a time period of more than six (6) months from the date when the notice in which a Party has pleaded force majeure was sent, the other Party will be entitled to terminate this Agreement with immediate effect.

18.   TERMINATION FOR CAUSE
      ---------------------
(a) If either Party is in material breach of any of its obligations under this Agreement, the other Party may give notice of such breach to the defaulting Party and request the latter to remedy the same. If the Party in breach fails to remedy said breach within thirty (30) days after the date of notice or, if not susceptible of cure within such thirty
      (30) days, such cure has been commenced and is being diligently pursued within such period, then this Agreement may be terminated immediately by written notice of termination given by the complaining Party, providing such notice is given within ninety (90) days from the expiration of the first thirty (30) day period. If the breach by its nature cannot be remedied, the notice of breach shall have effect as notice of termination at the date it is received by the defaulting Party. As far as breach of obligations as described under Article 8 is concerned, the above described remedy procedure shall not apply. Notwithstanding anything to the contrary set forth herein, no termination of this Agreement (whether by reason of breach or an extended event of force majeure) shall be deemed to be effective unless so ordered by an arbitration decision or order in accordance with section 27 hereof. In any such arbitration proceeding, the arbitrators shall be instructed that termination shall be ordered only where the breach or event of force majeure in question may not otherwise be cured or abated and where such breach or event causes the frustration of the material objectives of this Agreement.

(b) This Agreement can be terminated with immediate effect upon thirty (30) days notice by a complaining Party if the other Party shall become insolvent, bankrupt, or if a receiver shall be voluntarily or involuntarily appointed to direct the business of either Party for the benefit of creditors or otherwise. The complaining Party shall be entitled to maintain rights granted and obligations undertaken hereunder i.e. e.g. that the exclusive licenses granted to Forest hereunder shall not be void as a result of Lundbeck's insolvency or bankruptcy.

19.   RIGHTS UPON AND PROCEDURE OF TERMINATION
      ----------------------------------------
(a) Upon termination of this Agreement by Forest under Article 17, or upon termination of this Agreement by Lundbeck based on a material breach by Forest under Article 18, Lundbeck shall have the right to buy back any stocks of Compound, Citalopram, Bulk Tablets and/or Finished Products in Forest's possession at Forest's landed cost if supplied by Lundbeck or, if manufactured by or on behalf of Forest at Forest's manufacturing costs. In the event Lundbeck does not wish to exercise the right to buy back Compound, Citalopram, Bulk Tablets and/or Finished Products, Forest shall have the right to Formulate the remaining Compound and sell out the Finished Products within a period of six (6) months from Lundbeck having announced that it will not buy back the stock. It is understood that also Trademark royalties as warranted hereunder will be due calculated on basis of Net Sales of the remaining stock after termination. When the said six (6) month period expires Forest is obliged to destroy any Finished Product in excess and must prove towards Lundbeck that destruction has taken place.

(b)   At the effective date of any termination by Forest, of
      Article 17, or by Lundbeck, cf. Article 18, Forest shall cease using Trademark, the per mission to perform clinical trials in the Territory, Registration, Information, Know How, Synthesis Data and Trademark. Further the per mission to perform clinical trials and any Registration shall be transferred to Lundbeck and Forest shall return to Lundbeck all tangible Information, Know How and/or Synthesis Data, originating from Lundbeck, in copy and original, including data on computer discs and/or any other electronic devices. Forest is neither entitled to retain any copies for its own files, nor entitled to hold any lien on tangible Information, Know How or Synthesis Data, originating. from Lundbeck, permission for clinical trials and/or Registration.

(c) Further, upon the effective date of termination of any reason Lundbeck shall have the worldwide right to use solely for Compound and/or Citalopram Know How and Information related to Compound and/or Citalopram as developed by Forest, cf Article 2 (e). This means that Lundbeck is free to use the Registration of Forest or Lundbeck's parallel Registration, cf. Article 9 (a), including Information and Know How as developed by Forest, in the Territory.

(d) If Lundbeck gives notice to Forest alleging a material breach of this Agreement pursuant to Article 18 and if Forest asserts it is not in material breach, the Parties can implement the dispute resolution procedures pursuant to
      Article 27. If an award is made in favour of Lundbeck which is then not remedied within the time period provided for to cure the default, Forest shall immediately transfer its Registration to Lundbeck and shall make and supply to Lundbeck Finished Product at Forest's manufacturing costs until Lundbeck or its Affiliate or licensee has received governmental approval to make or have made Finished Product in the Territory or for twenty four (24) months after the date of the award, whichever is earlier.


20.   FORCE MAJEURE
      -------------
Neither Party shall be liable for non-performance of any provision of this Agreement due to force majeure. Force majeure will have the meaning stated below under (a):

(a) Strikes, lockouts, other industrial disturbances; rebellions; mutinies; epidemics; landslides, lightning, earthquakes, fires, storms, floods, sinking, drought; civil disturbances; explosions; act or decisions of duly constituted municipal, state or National Governmental authorities or of Courts of Law including but not limited to the FDA; impossibility to obtain equipment, supplies, fuel or other required materials; unexpected drug toxicity findings; unexpected serious adverse drug reactions; or any other causes similar or completely different, all beyond the control of the Party pleading force majeure preventing the Party from performing its rights and obligations and not to be overcome by due diligence of such Party; provided neither Party shall have any obligation to settle a labour dispute in order to exercise due diligence.

(b) The Parties agree that if either of them find themselves wholly or partly unable to fulfil their respective obligations in this Agreement by reasons of force majeure, the Party pleading force majeure will as soon as possible notify the other Party of its inability to perform giving a detailed explanation of the occurrence which excuses performance. If said notice is given, the performance of the notifying Party shall be abated for so long as performance may be prevented by force majeure. Except for the payment of funds that are due and payable prior to any force majeure, neither Party shall be required to make up for any performance that is prevented by force majeure. However, if a force majeure situation prevails for more than six (6) months, the Agreement can be terminated immediately, and
      Article 17 (c) will apply.


21.   ASSIGNABILITY AND SUB-LICENCES
      ------------------------------
(a) Forest is entitled to sub-license its rights under this Agreement, subject to Lundbeck's approval not being unreasonably withheld. Refusal may e.g., but not limited to, be given in so far the sublicensee is having a material interest in a pharmaceutical product competing directly with Finished Product.


22.   WARRANTIES AND REPRESENTATIONS
      ------------------------------
I     Lundbeck hereby represents and warrants the following:

 (a) Lundbeck is free to enter into this Agreement and does not have any agreement with respect to the Licensed Patents, Know How, Information and/or Synthesis Data which would conflict with the rights granted hereunder.

 (b) Lundbeck is the sole owner of and controls the right, title and interest in and to the Licensed Patents, Know How, Information and Synthesis Data and that Lundbeck, with the exception stated in Article 3 (b), has and will continue for the term hereof to have the sole right to grant licences under and disclose Licensed Pat ents, Know How, Information and/or Synthesis Data hereunder.

 (c) To the best of Lundbeck's knowledge, each patent included with-in the Licensed Patents is valid and enforceable and was not fraudulently procured from the relevant governmental patent granting authority.

 (d) Lundbeck is not presently aware of any patent owned by an Independent Third Party that would be infringed by the manufacture, use or sale of Finished Product.

 (e) There are no actions, suits or claims pending or alleged anywhere in the world with respect to Compound, Citalopram, Licensed Patents, Know How, Information cr
      Synthesis Data.

 (d) To the best of Lundbeck's knowledge, the Information and Know-How supplied by Lundbeck to Forest, to enable the latter to evaluate the safety and efficacy of Citalopram, is correct and adequate for the purpose.

II    Forest hereby represents and warrants the following:

(a) Forest is acknowledged by the authorities/FDA in the USA as an approved manufacturer and marketer of drugs and is as such under the inspection of the said authorities.

(b) Forest, to the best of its knowledge, has been granted every reasonable assistance by Lundbeck in any enquiry concerning
      Compound, Citalopram, Bulk Tablets, Finished Product, Know
      How, Information, and Licensed Patents.


23.   PUBLICATION AND PUBLIC ANNOUNCEMENTS
      ------------------------------------
(a) When and if Forest, its Affiliate and/or sub-licensee wishes to make presentations and/or publications relating to the results of any studies conducted pursuant to this Agreement, Lundbeck shall be consulted before such presentations and/or publications are made. Forest shall take reasonably notice of Lundbeck's comments and requests with respect to the content of the pre sentations and/or publications to be made. This provision shall also apply for internal news letters issued in the Forest group. Any publicity, press release or announcement relating to the Finished Product issued by Forest orally or in writing mentioning Lundbeck shall only be released if reviewed and approved by Lundbeck in advance.

(b) Each Party agrees that, except as may be required by law, it shall not disclose substance or details of this Agreement without the prior written consent of the other Party.


24.   NOTICE
      ------
(a) All notices hereunder shall be in writing and shall be delivered personally or mailed by registered or certified
      (air) mail, postage prepaid, or delivery service for which receipt is given, to the following addresses of the respective Parties with a copy to the addressee's General
      Counsel:

 If to Forest:       Forest Laboratories (Ireland) Ltd.
                     c/o Forest Laboratories
                     909 Third Avenue
                     New York  NY 100222, USA
                     Telefax   + 1 212 750 9152

 If to Lundbeck:     H. Lundbeck A/S
                     Ottiliavej 9
                     DK-2500 Copenhagen-Valby
                     Denmark
                     Attention: Legal Department
                     Telefax   + 45 3630 2732

 Such notice shall be effective upon receipt.

25.   ENTIRE AGREEMENT AND MODIFICATIONS
      ----------------------------------
(a) This Agreement constitutes the entire agreement between the Parties concerning the subject matter hereof and supersedes all written or oral prior agreements or understandings with respect thereto, except from the Secrecy Agreement dated April 20, 1995 entered into between the Parties. No variation or modification of the terms of this Agreement nor any waiver of any of the terms or provisions hereof shall be valid unless in writing and signed by an authorized representative of each Party or by the Party against whom enforcement thereof may be sought. The headings contained in this Agreement are for convenience and reference purposes only and shall not affect the meaning or interpretation of this Agreement.

(b) Wherever this Agreement requires the consent of Lundbeck to any proposed action, such consent shall not be unreasonably withheld or delayed.


26.   SEVERABILITY
      ------------
(a) The provisions of this Agreement are separate and divisible, and the invalidity or unenforceability of any part shall not affect the validity or enforceability of any remaining part or parts, all of which shall remain in full force and effect. However, the Parties agree to substitute any invalid or unenforceable provision by a vahd and enforceable arrangement which achieves to the greatest extent possible the financial balance and mutual understanding already established between the Parties.


27.   GOVERNING LAW
      -------------
(a) In the event of any controversy or claim arising out of or relating to any provision of this Agreement or the breach thereof, the Parties shall try to settle the problem amicably between themselves. Should they fail to agree, the matter in dispute shall be settled in accordance with the Rules of Conciliation and Arbitration of the International Chamber of Commerce in Paris. The arbitration shall be held in London, England, or at Lundbeck's option in the Territory and English shall be the language used during proceedings. Applicable law shall be English law, without giving effect to EEC regulations not otherwise applicable by their terms to the transactions contemplated by this Agreement. The award rendered by arbitration shall be final and binding on both Parties and enforceable by any court having jurisdiction.

This Agreement has been made in duplicate and signed by the Parties hereto.

Copenhagen, 1995               New York, NY      1995

H. Lundbeck A/S                Forest Laboratories
                               (Ireland) Ltd.

/s/ Eric Sprunk-Jansen         /s/ Howard Solomon
________________________       ____________________________
Eric Sprunk-Jansen             Howard Solomon
President                      President

                               Endorsement, of Article 2(k) hereof


                               New York, NY        1995
                               Forest Laboratories, Inc.

                               Howard Solomon
                               President

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Forest Laboratories, Inc.
New York, NY

We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on November 13, 1990 and October 28, 1994, and Form S-3 filed with the Securities and Exchange Commission on November 30, 1993 and August 8, 1994, of our reports dated April 30, 1999, on the consolidated financial statements and schedule of Forest Laboratories, Inc. Annual Report on Form 10-K for the year ended March 31, 1999.




/s/BDO SEIDMAN, LLP
--------------------------
   BDO Seidman, LLP




New York, New York
June 29, 1999