Form 10-Q
period 1999-06-30
FOREST LABORATORIES INC
filed 1999-08-13
CIK 38074

FORM  10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                  __________________________________

(Mark One)
  ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1999

  ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________  to   ___________________


                            Commission File No. 1-5438

                              FOREST LABORATORIES, INC.
__________________________________________________________________
                 (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
-------------------------------------                --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

909 Third Avenue
----------------
  New York, New York                                          10022-4731
--------------------                                         -----------
 (address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of August 13, 1999: 83,432,676.

Part I - Financial Information
------------------------------

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets


                                             June 30, 1999
(In thousands)                                (Unaudited)       March 31, 1999
                                             --------------     --------------

ASSETS
------
Current assets:
Cash (including cash equivalent investments
  of $195,070 in June and $197,515 in March)     $ 198,673           $ 200,968

Marketable securities                               34,599              40,780

Accounts receivable, less allowances of
   $16,347 in June and $14,160 in March             43,833              57,294

Inventories                                        138,712             132,675

Deferred income taxes                               51,660              52,059

Refundable income taxes                             11,701              12,411

Other current assets                                 7,369               6,174
                                                  --------            --------
 Total current assets                              486,547             502,361

Marketable securities                               35,997              37,215
                                                  --------            --------
Property, plant and equipment                      133,169             129,811
Less: accumulated depreciation                      40,197              38,615
                                                  --------            --------
                                                    92,972              91,196
                                                  --------            --------
Other assets:
Excess of cost of investment in subsidiaries
over net assets acquired, less accumulated
amortization of $8,899 in June and $8,742
in March                                            16,060              16,217

License agreements, product rights
and other intangible assets, less
accumulated amortization of $92,908 in
June and $89,519 in March                          276,277             195,203

Deferred income taxes                               14,784              15,220

Other                                               17,901              17,685
                                                 ---------           ---------
Total other assets                                 325,022             244,325
                                                 ---------           ---------
     TOTAL ASSETS                                $ 940,538           $ 875,097
                                                 =========           =========


See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets


                                             June 30, 1999
(In thousands, except for par values)          (Unaudited)      March 31, 1999
                                            --------------      --------------
   >

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $  60,471           $  66,673

  Accrued expenses                                  82,581              38,114

  Income taxes payable                              29,594              25,173
                                                  --------             --------
       Total current liabilities                   172,646             129,960
                                                  --------            --------
Deferred income taxes                                1,580               1,625
                                                  --------            --------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 101,074 shares
    in June and 100,854 shares in March             10,107              10,085

  Capital in excess of par                         392,019             390,750

  Retained earnings                                657,387             632,334

  Accumulated other comprehensive loss          (   10,693)         (    7,175)
                                                 ---------           ---------
                                                 1,048,820           1,025,994
    Less common stock in treasury,
    at cost (17,684 shares in June
    and 17,683 shares in March)                    282,508             282,482
                                                 ---------           ---------
       Total shareholders' equity                  766,312             743,512
                                                 ---------           ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $ 940,538           $ 875,097
                                                 =========           =========






See notes to condensed consolidated financial statements.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Income
                              (Unaudited)


                                                   Three Months Ended
(In thousands, except per share amounts)                 June 30,
                                              --------------------------
                                                   1999             1998
                                              ---------        ---------

Net sales                                      $178,793         $107,065

Contract revenue                                  1,209           13,993

Other income                                      6,892            6,706
                                               --------         --------
                                                186,894          127,764
Costs and expenses:                            --------         --------
 Cost of goods sold                              44,733           26,915

 Selling, general and administrative             92,120           77,323

 Research and development                        14,505           13,939
                                               --------         --------
                                                151,358          118,177
                                               --------         --------
Income before income taxes                       35,536            9,587

Income tax expense                               10,483            3,164
                                               --------          -------
Net income                                     $ 25,053          $ 6,423
                                               ========          =======
Net income per common and
  common equivalent share:
   Basic                                           $.30             $.08
                                                   ====             ====
   Diluted                                         $.29             $.08
                                                   ====             ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                                         83,361           80,507
                                                 ======           ======
   Diluted                                       87,429           84,896
                                                 ======           ======




See notes to condensed consolidated financial statements.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Income
                              (Unaudited)


                                                 Three Months Ended
                                                       June 30,
                                               -----------------------
                                                   1999           1998
                                               --------         ------

(In thousands)

Net income                                      $25,053         $6,423

Other comprehensive income (loss)              (  3,518)           286
                                                -------         ------
Comprehensive income                            $21,535         $6,709
                                                =======         ======





































See notes to condensed consolidated financial statements.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)


                                                        Three Months Ended
(In thousands)                                                June 30,
                                                      --------------------
                                                         1999         1998
                                                     --------     --------

Cash flows from operating activities:
  Net income                                         $ 25,053     $  6,423
  Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                                       1,841        1,749
     Amortization                                       3,546        3,347
     Deferred income tax expense                          790          983
     Foreign currency translation gain              (     642)   (     561)
     Net change in operating assets and liabilities:
        Decrease (increase) in:
        Accounts receivable, net                       13,461        2,560
        Inventories                                 (   6,037)   (  17,893)
        Refundable income taxes                           710
        Other current assets                        (   1,195)         497
     Increase (decrease) in:
        Accounts payable                            (   6,202)       6,741
        Accrued expenses                               13,418    (  21,444)
        Income taxes payable                            4,421    (   8,531)
     Increase in other asset                        (     216)   (   2,481)
                                                     --------     --------
            Net cash provided by(used in)operating
              activities                               48,948    (  28,610)
                                                     --------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment, net    (   4,287)   (   9,300)
  Purchase of marketable securities
    Available-for-sale                                           (   6,318)
  Redemption of marketable securities
    Available-for-sale                                  7,399        4,552
  Purchase of license agreements, product rights
    and other intangible assets, net                (  53,951)
                                                     --------     --------
           Net cash used in investing activities    (  50,839)   (  11,066)






                             - Continued -

              FOREST LABORATORIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                              - Continued -
                                                        Three Months Ended
(In thousands)                                                June 30,
                                                    ----------------------
                                                         1999         1998
                                                     --------     --------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans            $  1,265     $  3,904

  Tax benefit realized from the exercise of
    stock options by employees                                          99
                                                     --------     --------
            Net cash provided by
              financing activities                      1,265        4,003
                                                     --------     --------
Effect of exchange rate changes on cash             (   1,669)       1,137
                                                     --------     --------
Increase (decrease) in cash and cash equivalents    (   2,295)   (  34,536)
Cash and cash equivalents, beginning of period        200,968      149,653
                                                     --------     --------
Cash and cash equivalents, end of period             $198,673     $115,117
                                                     ========     ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                         $4,647      $10,613

Supplemental disclosures of noncash investing activity:

  Royalty buy-out                                     $31,049



















See notes to condensed consolidated financial statements.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.


2.   Inventories
     -----------
     Inventories consist of the following:

                                               June 30, 1999
      (In thousands)                            (Unaudited)     March 31, 1999
                                               -------------    --------------
     Raw materials                                  $ 46,540          $ 78,020
     Work in process                                   5,252             2,913
     Finished goods                                   86,920            51,742
                                                    --------          --------
                                                    $138,712          $132,675
                                                    ========          ========



3.   Buy out of royalty obligation
     -----------------------------
     On June 30, 1999 the Company exercised its purchase option to terminate a royalty obligation on Celexa-TM- for a predetermined one time payment of $85,000,000. In fiscal years 1998 and 1999, a private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The investor group was to receive a royalty ranging from 25% to 5% on the sales of Celexa beginning in November 1999 for a period of ten years. During the quarter, the company paid $53,951,000 of the $85,000,000 purchase option. The remaining $31,049,000 was included in accrued expenses at June 30, 1999 was paid in July 1999.

              FOREST LABORATORIES, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

4.   Net income per share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                           June 30, 1999  June 30, 1998
                                           -------------  -------------

     Basic                                     83,361         80,507
     Effect of assumed conversion of
       employee stock options and warrants      4,068          4,389
                                               ------         ------
     Diluted                                   87,429         84,896
                                               ======         ======

     Options and warrants to purchase approximately 445,800 shares of common stock at an exercise price of $48.34 per share were outstanding during a portion of the three-month period ended June 30, 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008. There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended June 30, 1998 as none were anti-dilutive.

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net current assets decreased by $58,500,000 from March 31, 1999 as a result of the buy out of a royalty obligation with a private investor group. During the quarter, the Company exercised its purchase option to terminate a royalty obligation on Celexa (citalopram HBr), the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, which was launched during the second quarter of fiscal 1999, for a predetermined one time payment of $85,000,000. In fiscal years 1998 and 1999, a private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The investor group was to receive a royalty ranging from 25% to 5% on the sales of Celexa beginning in November 1999 for a period of ten years.
During the quarter, the Company paid $53,951,000 of the $85,000,000 purchase option. The remaining $31,049,000 was included in accrued expenses at June 30, 1999 and was paid in July 1999. The $85,000,000 purchase option is included in license agreements, product rights and other intangible assets and will be amortized, using the straight-line method, over the corresponding royalty period. In July, in separate negotiations, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000.

Property, plant and equipment increased principally from the expansions of the Company's facilities in Dublin, Ireland to meet the projected manufacturing demands for Celexa and on Long Island, New York and in Jersey City, New Jersey to facilitate increased activity for research and development projects. The expansions will continue through fiscal 2000, and when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

Management believes that current cash levels coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

RESULTS OF OPERATIONS
---------------------

Net sales for the three-month period ended June 30, 1999 increased $71,728,000 as compared to the three-month period ended June 30, 1998. Sales of Celexa, which was launched in the September 1998 quarter with the Company's co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, amounted to $77,512,000. Sales of Tiazac-R- were $12,419,000 higher than the prior year's quarter, of which $13,498,000 was due to increased volume. Sales of Aerobid-R-declined $8,145,000 principally as a result of continuing competition in the inhaled steroid market. Sales of the Company's older and less promoted products decreased by $10,058,000. Volume declines accounted for $7,149,000 of the decrease.

Contract revenue decreased $12,784,000 from the same period last year primarily as a result of the completion of the arrangement with a private investor group for the reimbursement of certain expenses incurred in connection with Celexa, as discussed above.

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (continued)

Other income includes a final $3,000,000 payment from a settlement with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-.

Cost of sales as a percentage of sales was 25% for the current quarter, unchanged from the first quarter of fiscal
1999.

Selling, general and administrative expenses were $14,797,000 higher during the current quarter than the same period last year. The increase was principally due to costs associated with Celexa marketing and selling activities, including co-promotion fees earned by Parke-Davis on Celexa sales (as defined). No co-promotion fees were earned during the 1999 fiscal year.

The increases in research and development expense during the periods presented were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products under development and in various stages of submission. During the current quarter, particular emphasis was placed on clinical studies for Celexa and new formulations for Aerobid.

Income tax expense as a percentage of income before taxes was 29% for the current fiscal quarter as compared to 33% during the same period last year. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profits is subject to a favorable tax rate.

The Company expects to continue its profitability into fiscal 2000 with continued growth in Celexa and Tiazac.

YEAR 2000 READINESS DISCLOSURE
------------------------------

At June 30, 1999, all of the principal systems of the Company's U.S. operations are Year 2000 compliant. Other less critical systems in the U.S. and in the Company's European subsidiaries that are not Year 2000 compliant are being replaced or upgraded. The Company has requested its critical vendors, major customers, service suppliers, product alliance partners and banks to verify their Year 2000 readiness. This evaluation has been completed for all critical trading partners, but continues for non-critical partners. The testing phase attempts to verify that all systems function, including interfaces with key business partners. Testing begins as systems are remediated and will continue throughout 1999. The Company anticipates that all of its systems will be compliant by the end of 1999 and the cost of any modifications are not expected to be material.

The Company is currently developing a business contingency plan (the "Plan") to address critical areas of the Company's business. The Plan will be designed to mitigate serious disruptions to business flows beyond the end of 1999. The Plan will likely provide for maintaining increased inventory of raw materials and finished goods to meet customer needs, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, and

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (continued)

establishing management teams to address unexpected problems. The Company expects to complete the final Plan by the end of the second quarter of fiscal 2000.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, for a description of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (b) Reports on Form 8-K - None

        Exhibit 27.  Financial Data Schedule

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999





                                            Forest Laboratories, Inc.
                                            -------------------------
                                            (Registrant)





                                            /s/ Kenneth E. Goodman
                                            ----------------------
                                            Kenneth E. Goodman
                                            President and Chief
                                            Operating Officer




                                            /s/ John E.Eggers
                                            --------------------
                                            John E. Eggers
                                            Vice President-Finance
                                            and Chief Financial Officer

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999





                                            Forest Laboratories, Inc.
                                            -------------------------
                                            (Registrant)






                                            Kenneth E. Goodman
                                            ------------------------
                                            President and Chief
                                            Operating Officer





                                             John E. Eggers
                                             --------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer