Form 10-Q
period 1999-09-30
FOREST LABORATORIES INC
filed 1999-11-15
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                    __________________________________

(Mark One)
  ---
/  X /            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

  ---
/    /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---              THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to _____________________________


                           Commission File No. 1-5438

                            FOREST LABORATORIES, INC.
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
--------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                        Identification No.)

909 Third Avenue
----------------

New York, New York                                             10022-4731
------------------                                           ------------
(address of principal                                          (Zip Code)
 executive office)

Registrant's telephone number, including area code           212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of November 15, 1999: 83,568,177.

PART I - FINANCIAL INFORMATION
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                           September 30, 1999
(In  thousands)                                 (Unaudited)      March  31, 1999
                                           -------------------   ---------------
ASSETS
------

Current assets:
  Cash (including cash equivalent
    investments of $174,892 in September
    and $197,515 in March)                     $  176,996        $  200,968

  Marketable securities                            32,617            40,780

  Accounts receivable, less allowances of
    $9,527 in September and $14,160
    in March                                       56,016            57,294

  Inventories                                     141,423           132,675

  Deferred income taxes                            40,894            52,059

  Refundable income taxes                          11,321            12,411

  Other current assets                              7,116             6,174
                                               ----------        ----------
      Total current assets                        466,383           502,361
                                               ----------        ----------
Marketable securities                              28,948            37,215
                                               ----------        ----------
Property, plant and equipment                     142,891           129,811
  Less:  accumulated depreciation                  42,336            38,615
                                               ----------        ----------
                                                  100,555            91,196
                                               ----------        ----------

Other assets:
  Excess of cost of investment in
    subsidiaries over net assets
    acquired, less accumulated
    amortization of $9,055 in September
    and $8,742 in March                            15,904            16,217

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $96,982
    in September and $89,519 in March             283,950           195,203

  Deferred income taxes                            14,040            15,220

  Other                                            19,801            17,685
                                               ----------        ----------
      Total other assets                          333,695           244,325
                                               ----------        ----------
         TOTAL ASSETS                          $  929,581        $  875,097
                                               ==========        ==========


See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                           September 30, 1999
(In  thousands, except for par values)          (Unaudited)      March  31, 1999
                                           ------------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                             $   45,086        $   66,673

  Accrued expenses                                 59,398            38,114

  Income taxes payable                             24,013            25,173
                                               ----------        ----------
       Total current liabilities                  128,497           129,960
                                               ----------        ----------
Deferred income taxes                               1,552             1,625
                                               ----------        ----------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized
    1,000; no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 101,200 shares in
    September and 100,854 shares in March          10,120            10,085

  Capital in excess of par                        394,042           390,750

  Retained earnings                               685,337           632,334

  Accumulated other comprehensive income      (     7,440)      (     7,175)
                                               ----------        ----------
                                                1,082,059         1,025,994

  Less common stock in treasury,
    at cost (17,684 shares in September
    and 17,683 shares in March)                   282,527           282,482
                                               ----------        ----------
        Total shareholders' equity                799,532           743,512
                                               ----------        ----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                $  929,581        $  875,097
                                               ==========        ==========










See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



(In thousands, except               Three Months Ended     Six Months Ended
per share amounts)                     September 30,         September 30,
                                    ------------------    -------------------

                                      1999      1998        1999       1998
                                    --------  --------    --------   --------

Net sales                          $201,357  $127,395    $380,150   $234,460

Contract revenue                      2,098    16,418       3,307     30,411

Other income                          2,849     5,547       9,741     12,253
                                   --------  --------    --------   --------
                                    206,304   149,360     393,198    277,124
                                   --------  --------    --------   --------
Costs and expenses:
 Cost of goods sold                  50,288    32,390      95,021     59,305

 Selling, general and
   administrative                   100,780    89,007     192,900    166,330

 Research and development            15,635    12,926      30,140     26,865
                                   --------  --------    --------   --------
                                    166,703   134,323     318,061    252,500
                                   --------  --------    --------   --------
Income before income taxes           39,601    15,037      75,137     24,624

Income tax expense                   11,651     4,729      22,134      7,893
                                   --------  --------    --------   --------
Net income                         $ 27,950  $ 10,308    $ 53,003   $ 16,731
                                   ========  ========    ========   ========
Net income per common
 and common equivalent share:
   Basic                               $.33      $.13        $.64       $.21
                                       ====      ====        ====       ====
   Diluted                             $.32      $.12        $.61       $.20
                                       ====      ====        ====       ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                             83,465    80,770      83,403     80,639
                                     ======    ======      ======     ======
   Diluted                           87,531    85,192      87,490     85,046
                                     ======    ======      ======     ======












See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)





(In thousands)                      Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                   -------------------   --------------------
                                     1999       1998       1999        1998
                                   --------   --------   --------    --------

Net income                         $27,950    $10,308    $53,003     $16,731

Other comprehensive income (loss)    3,253      3,460   (    265)      3,746
                                   -------    -------    -------     -------
Comprehensive income               $31,203    $13,768    $52,738     $20,477
                                   =======    =======    =======     =======






























See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                          Six Months Ended
(In thousands)                                              September 30,
                                                      -----------------------
                                                         1999         1998
                                                       --------     --------

Cash flows from operating activities:
  Net income                                          $ 53,003     $ 16,731
  Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                                        3,802        3,560
     Amortization                                        7,776        6,930
     Deferred income tax expense                        12,272        2,028
     Foreign currency transactions gain              (     671)   (   1,238)
     Net change in operating assets
       and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                       1,278    (   3,426)
          Inventories                                (   8,748)   (   6,029)
          Refundable income taxes                        1,090
          Other current assets                       (     942)   (   4,115)
        Increase (decrease) in:
          Accounts payable                           (  21,587)      12,710
          Accrued expenses                              21,284    (  19,312)
          Income taxes payable                       (   1,160)   (  14,289)
        Increase in other assets                     (   2,116)   (   4,911)
                                                      --------     --------
            Net cash provided by (used in)
              operating activities                      65,281    (  11,361)
                                                      --------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
    net                                              (  13,196)   (  11,481)
  Purchase of marketable securities
      Available-for-sale                                          (   6,318)
  Redemption of marketable securities
      Available-for-sale                                16,430       25,001
  Purchase of license agreements,
    product rights and other intangible
    assets, net                                      (  96,310)   (  12,000)
                                                      --------     --------
            Net cash used in investing
              activities                             (  93,076)   (   4,798)
                                                      --------     --------











                               - Continued -

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                          Six Months Ended
(In thousands)                                               September 30,
                                                     -----------------------
                                                         1999         1998
                                                       --------     --------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans             $  3,282     $  4,963

  Tax benefit realized from the exercise of stock
    options by employees                                              1,174
                                                      --------     --------
            Net cash provided by financing
              activities                                 3,282        6,137
                                                      --------     --------
Effect of exchange rate changes on cash                    541        2,657
                                                      --------     --------

Decrease in cash and cash equivalents                (  23,972)   (   7,365)
Cash and cash equivalents, beginning of period         200,968      149,653
                                                      --------     --------
Cash and cash equivalents, end of period              $176,996     $142,288
                                                      ========     ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                         $10,382      $18,980

























See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2.   Inventories
     -----------
     Inventories consist of the following:

                                        September 30, 1999
       (In thousands)                      (Unaudited)        March 31, 1999
                                        -------------------   --------------

          Raw materials                   $ 35,600              $ 78,020
          Work in process                    5,318                 2,913
          Finished goods                   100,505                51,742
                                          --------              --------
                                          $141,423              $132,675
                                          ========              ========

3.   Buy Out of Royalty Obligation
     -----------------------------
     On June 30, 1999 the Company exercised its purchase option to terminate a royalty obligation to a private investor group on sales of Celexa-TM- for a predetermined one-time payment of $85,000,000. In fiscal years 1998 and 1999, the private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The investor group was to receive a royalty ranging from 25% to 5% on sales of Celexa beginning in November 1999 for a period of ten years. During the quarter ended June 30, 1999 the Company paid $53,951,000 of the $85,000,000 purchase option. The Company paid the remaining $31,049,000 of the royalty obligation during the fiscal quarter ended September 30, 1999. In separate negotiations, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

4.   Net Income Per Share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (IN THOUSANDS):

                                     Three Months Ended        Six Months Ended
                                        September 30,            September 30,
                                    -------------------        ----------------
                                     1999       1998             1999      1998
                                    ------     ------           ------    ------
     Basic                          83,465     80,770           83,403    80,639
     Effect of assumed conversion
       of employee stock options
       and warrants                  4,066      4,422            4,087     4,407
                                    ------     ------          -------    ------
     Diluted                        87,531     85,192           87,490    85,046
                                    ======     ======          =======    ======

     Options and warrants to purchase approximately 353,000 shares of common stock at exercise prices ranging from $49.16 to $50.16 per share and 795,800 shares of common stock at exercise prices ranging from $48.34 to $50.16 per share were outstanding during a portion of the three and six-month periods ended September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase approximately 573,000 shares of common stock at an exercise price of $39.06 per share were outstanding during a portion of the three and six-month periods ended September 30, 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net current assets decreased by $34,515,000 from March 31, 1999 due mostly to reductions in cash and marketable securities. During the period, the Company exercised its purchase option to terminate royalty obligations on Celexa-TM- (citalopram HBr), to a private investor group. Celexa, which is the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, was launched in September 1998. The purchase was completed in July 1999, for a predetermined one-time payment of $85,000,000. In fiscal years 1999 and 1998, the private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The private investor group was to receive a royalty ranging from 25% to 5% on the sales of Celexa beginning in November 1999 for a period of ten years. In separate negotiations, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000. These amounts are included in license agreements, product rights and other intangible assets and are being amortized using the straight-line method. The changes in inventories, accounts payable and accrued expenses resulted principally from increases in the level of the Company's overall operations, caused mostly by activities related to Celexa.

Property, plant and equipment increased principally from the expansion of the Company's facility in Dublin, Ireland to meet the projected manufacturing demands for Celexa and expansions on Long Island, New York and in Jersey City, New Jersey to facilitate increased activity for research and development projects. These expansions will continue through fiscal 2001, and when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

Management believes that current cash levels coupled with funds to be generated by ongoing operations will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

RESULTS OF OPERATIONS
---------------------

Net sales for the three-month period ended September 30, 1999 increased $73,962,000 as compared to the three-month period ended September 30, 1998. Net sales of Celexa, which was launched in September 1998 with the Company's co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, amounted to $97,461,000 and accounted for $76,447,000 of the change from the same period last year. Sales of Tiazac-R- were $7,250,000 higher than the prior year's quarter due primarily to volume increases. In anticipation of the October launch of Infasurf-R-, initial stocking sales of the product amounted to $472,000. Infasurf is the Company's lung surfactant for respiratory distress in premature infants. Sales of Aerobid-R- declined $6,981,000 principally as a result of continuing competition in the inhaled steroid market. Sales of the Company's older and less promoted products decreased by $3,226,000 due primarily to volume declines.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


Net sales for the six-month period ended September 30, 1999 increased $145,690,000 as compared to the six-month period ended September 30, 1998. Sales of Celexa, Tiazac and Infasurf accounted for $153,959,000, $19,669,000 and $472,000 of the increase, respectively. Sales of Aerobid declined $15,126,000 for the six-month period due to the continuing competition in the inhaled steroid market. Sales of the Company's other products decreased by $13,284,000 primarily due to volume declines.

Contract revenue was $14,320,000 and $27,104,000, less than in the three and six-month periods, respectively, ended September 30,1998, primarily as a result of the completion of an arrangement with a private investor group for the reimbursement of certain expenses incurred in connection with Celexa.

The decreases in other income in each of the periods presented were due primarily to the collection, during the first quarter of the current fiscal year, of the final payment from a settlement with Pharmacia & Upjohn, Inc., with respect to the Company's claimed option to negotiate for the rights to Detrol-R-.

Cost of sales as a percentage of sales was 25% for the current quarter and for the six-month period ended September 30, 1999, unchanged from the same periods last year.

Selling, general and administrative expenses increased $11,773,000 and $26,570,000, respectively, during the three and six-month periods ended September 30, 1999, from the same periods last year. The increases were principally due to marketing, promotional and selling activities related to Celexa, which was launched in September 1998.

Research and development expenses increased $2,709,000 and $3,275,000, respectively, during the three and six-month periods ended September 30, 1999, from the same periods last year. The increases were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products under development and in various stages of submission. During the current quarter, particular emphasis was placed on clinical studies for Celexa and new formulations for Aerobid.

Income tax expense as a percentage of income before taxes was 29% for the three and six-month periods ended September 30, 1999 as compared to 31% and 32% respectively, for the same periods last year. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profit is subject to a favorable tax rate.

The Company expects to continue its profitability in fiscal 2000 with continued growth of Celexa, the addition of Infasurf and the strength of its other products.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 READINESS DISCLOSURE
------------------------------
At September 30, 1999, all of the principal systems of the Company's U.S. operations are Year 2000 compliant. Other less critical systems in the U.S. and in the Company's European subsidiaries that are not Year 2000 compliant are being replaced or upgraded. The Company has requested its critical vendors, major customers, service suppliers, product alliance partners and banks to verify their Year 2000 readiness. This evaluation has been completed for all critical trading partners. The testing phase attempts to verify that all systems function, including interfaces with key business partners. Testing begins as systems are remediated and have continued throughout 1999. The Company anticipates that all of its systems will be compliant by the end of 1999 and the cost of any modifications are not expected to be material.

The Company has developed various contingency plans to address critical areas of the Company's business. These plans are designed to mitigate serious disruptions to business flows beyond the end of 1999. In developing its contingency plans, the Company has sought to exercise sound business judgment and to engage in the appropriate cost/benefit analysis of the risks posed by Year 2000 and the Company's resolution of those risks.

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

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "Annual Report") for a description of certain legal proceedings to which the Company is a party.

        With respect to the federal class action described in the Annual Report as part of the case captioned "In re Brand Name Prescription Drugs Antitrust Litigation," on July 13, 1999 the United States Court of Appeals for the Seventh Circuit affirmed the granting of a directed verdict in favor of the defendants, including the Company, but directed further proceedings in the trial court with respect to a single aspect of the conspiracy alleged by the class action plaintiffs. The class action plaintiffs have filed a petition for a writ of certiorari with the Unites States Supreme Court seeking a review of the decision by the Court of Appeals. By decision of the trial court dated November 4, 1999, the trial court granted a renewed motion for summary judgement by the Company dismissing the remaining aspect of the case as to the Company.

        In addition, the Company has secured the voluntary dismissal of the conspiracy allegations contained in the federal "opt-out" cases described in the Annual Report and has obtained voluntary dismissal of most of the remaining antitrust cases pending in various state courts.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        (a) The registrant held its annual meeting of stockholders on August 16, 1999.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for the ratification of BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 2000.

             At the meeting, the following votes for and against, as
             well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:
                                                            Withhold   Broker
  Matter                     For       Against   Abstain    Authority  Non-Votes

Election of Directors:
  Howard Solomon          70,432,983                         483,428
  Kenneth E. Goodman      70,469,400                         447,011
  Phillip M. Satow        70,455,214                         461,197
  William J. Candee III   70,403,037                         513,374
  George S. Cohan         70,414,292                         502,119
  Dan L. Goldwasser       70,448,619                         467,792
  Lester B. Salans        70,468,061                         448,350

Part II - Other Information
---------------------------
Item 4.   Submission of Matters to a Vote of Security Holders (Cont'd.)
          ---------------------------------------------------

                                                            Withhold   Broker
  Matter                     For       Against   Abstain    Authority  Non-Votes

Ratification of
Independent
Public
Accountants:              70,810,615    22,859    82,937


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


Date:  November 15, 1999




                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)




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