Form 10-Q
period 1999-12-31
FOREST LABORATORIES INC
filed 2000-02-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                    __________________________________

(Mark One)

/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999


/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from________ to___________________________________


                                Commission File No. 1-5438

                                 FOREST LABORATORIES, INC.
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                          11-1798614
--------------------------------                          -------------------
(State  or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                           Identification No.)

909 Third Avenue
----------------
 New York, New York                                               10022-4731
                                                                 -----------
(address of principal                                             (Zip Code)
  executive office)

Registrant's telephone number, including area code              212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of February 14, 2000: 84,490,768.

PART I - FINANCIAL INFORMATION
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                            December 31, 1999
(In  thousands)                                (Unaudited)       March 31,1999
                                            -----------------    -------------
ASSETS
------
Current assets:
  Cash (including cash equivalent
    investments of $221,641 in December
    and $197,515 in March)                      $  225,746        $  200,968

  Marketable securities                             24,718            40,780

  Accounts receivable, less allowances of
    $9,102 in December and $14,160 in March         57,366            57,294

  Inventories                                      156,805           132,675

  Deferred income taxes                             41,716            52,059

  Refundable income taxes                           12,809            12,411

  Other current assets                               5,907             6,174
                                                ----------        ----------
       Total current assets                        525,067           502,361
                                                ----------        ----------
Marketable securities                               26,742            37,215
                                                ----------        ----------
Property, plant and equipment                      147,213           129,811
  Less: accumulated depreciation                    43,334            38,615
                                                ----------        ----------
                                                   103,879            91,196
                                                ----------        ----------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $9,212 in December and
    $8,742 in March                                 15,747            16,217

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $102,543 in
   December and $89,519 in March                   281,498           195,203

  Deferred income taxes                             13,316            15,220

  Other                                             20,106            17,685
                                                ----------        ----------
       Total other assets                          330,667           244,325
                                                ----------        ----------
          TOTAL ASSETS                          $  986,355        $  875,097
                                                ==========        ==========



See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                            December 31, 1999
(In thousands, except for par values)          (Unaudited)       March 31,1999
                                            -----------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                              $   38,329        $   66,673

  Accrued expenses                                  74,385            38,114

  Income taxes payable                              23,944            25,173
                                                ----------        ----------
         Total current liabilities                 136,658           129,960
                                                ----------        ----------
Deferred income taxes                                1,506             1,625
                                                ----------        ----------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par;
    shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 102,020 shares in
    December and 100,854 shares in March            10,202            10,085

  Capital in excess of par                         416,442           390,750

  Retained earnings                                717,093           632,334

  Accumulated other comprehensive loss         (    12,212)      (     7,175)
                                                ----------        ----------
                                                 1,131,525         1,025,994

  Less common stock in treasury,
    at cost (17,699 shares in December
    and 17,683 shares in March)                    283,334           282,482
                                                ----------        ----------
       Total shareholders' equity                  848,191           743,512
                                                ----------        ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $  986,355        $  875,097
                                                ==========        ==========



See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                (Unaudited)


(In thousands, except               Three Months Ended     Nine Months Ended
per share amounts)                     December 31,           December 31,
                                   -------------------    ------------------
                                     1999      1998         1999      1998
                                   --------  --------     --------  --------
Net sales                          $234,413  $137,462     $614,563  $371,922

Contract revenue                      3,010     9,412        6,317    39,823

Other income                          3,422     7,808       13,163    20,061
                                   --------  --------     --------  --------
                                    240,845   154,682      634,043   431,806

Costs and expenses:
 Cost of goods sold                  58,671    34,140      153,692    93,445

 Selling,  general and
   administrative                   119,732    77,336      312,632   243,666

 Research and development            17,747    12,553       47,887    39,418
                                   --------  --------     --------  --------
                                    196,150   124,029      514,211   376,529
                                   --------  --------     --------  --------
Income before income taxes           44,695    30,653      119,832    55,277

Income tax expense                   12,939     9,135       35,073    17,028
                                   --------  --------     --------  --------
Net income                         $ 31,756  $ 21,518     $ 84,759  $ 38,249
                                   ========  ========     ========  ========
Net income per common
  and common equivalent share:
    Basic                              $.38      $.26        $1.01      $.47
                                       ====      ====       ======      ====
    Diluted                            $.36      $.25       $  .97      $.45
                                       ====      ====       ======      ====
Weighted average number of
  common and common equivalent
  shares outstanding:
    Basic                            83,871    81,495       83,553    80,963
                                     ======    ======       ======    ======
    Diluted                          87,801    86,178       87,585    85,474
                                     ======    ======       ======    ======

See notes to condensed consolidated financial statements.


                FOREST LABORATORIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)


(In thousands)                      Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
                                   -------------------     ------------------
                                     1999       1998        1999       1998
                                   --------    -------     -------    -------
Net income                          $31,756    $21,518     $84,759    $38,249

Other comprehensive income (loss)  (  4,772)  (    988)   (  5,037)     2,758
                                    -------    -------     -------    -------
Comprehensive income                $26,984    $20,530     $79,722    $41,007
                                    =======    =======     =======    =======

See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                           Nine Months Ended
(In thousands)                                                December 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Cash flows from operating activities:
  Net income                                             $ 84,759    $ 38,249
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:

     Depreciation                                           5,817       5,402
     Amortization                                          13,494      10,387
     Deferred income tax expense                           12,128      11,066
     Foreign currency transactions gain                 (   1,108)  (   2,004)
     Net change in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                       (      72)  (   4,673)
         Inventories                                    (  24,130)  (  39,062)
         Refundable income taxes                        (     398)  (  12,774)
         Other current assets                                 267       3,905
       Increase (decrease) in:
         Accounts payable                               (  28,344)      7,917
         Accrued expenses                                  36,271   (  17,766)
         Income taxes payable                           (   1,229)  (  10,281)
       Increase in other assets                         (   2,421)  (   5,060)
                                                         --------    --------
           Net cash provided by (used in)
             operating activities                          95,034   (  14,694)
                                                         --------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment, net        (  19,672)  (  15,777)
  Purchase of marketable securities
     Available-for-sale                                             (  11,865)
  Redemption of marketable securities
      Available-for-sale                                   26,535      46,770
  Purchase of license agreements, product rights
      and other intangible assets, net                  ( 100,231)  (  12,000)
                                                         --------    --------

            Net cash provided by (used in)
              investing activities                      (  93,368)      7,128
                                                         --------    --------

                               - Continued -

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                           Nine Months Ended
(In thousands)                                                 December 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans                $ 12,717    $ 10,980

  Tax benefit realized from the exercise of stock
    options by employees                                   12,240      10,032
                                                         --------    --------
           Net cash provided by financing
             activities                                    24,957      21,012
                                                         --------    --------
Effect of exchange rate changes on cash                 (   1,845)      2,543
                                                         --------    --------
Increase in cash and cash equivalents                      24,778      15,989
Cash and cash equivalents, beginning of period            200,968     149,653
                                                         --------    --------
Cash and cash equivalents, end of period                 $225,746    $165,642
                                                         ========    ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                            $13,046     $18,985


See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2.   Inventories
     -----------
     Inventories consist of the following:

                                        December 31, 1999
     (In thousands)                        (Unaudited)        March 31, 1999
                                        -----------------     --------------
     Raw materials                          $ 32,350             $ 78,020
     Work in process                           5,819                2,913
     Finished goods                          118,636               51,742
                                            --------             --------
                                            $156,805             $132,675
                                            ========             ========

3.   Buy Out of Royalty Obligation
     -----------------------------
     On June 30, 1999 the Company exercised its purchase option to terminate a royalty obligation to a private investor group on sales of Celexa-R- for a predetermined one-time payment of $85,000,000. In fiscal years 1998 and 1999, the private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The investor group was to receive a royalty ranging from 25% to 5% on sales of Celexa beginning in November 1999 for a period of ten years. During the fiscal quarter ended September 30, 1999, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

4.   Net Income Per Share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          December 31,        December 31,
                                       ------------------   -----------------
                                        1999        1998     1999       1998
                                       ------      ------   ------     ------
     Basic                             83,871      81,495   83,553     80,963
     Effect of assumed conversion of
       employee stock options and
        warrants                        3,930       4,683    4,032      4,511
                                       ------      ------   ------     ------
     Diluted                           87,801      86,178   87,585     85,474
                                       ======      ======   ======     ======

     Options and warrants to purchase approximately 1,212,500 shares of common stock at an exercise price of $52.59 per share and 1,556,500 shares of common stock at exercise prices ranging from $49.16 to $52.59 per share were outstanding during a portion of the three and nine-month periods ended December 31, 1999, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended December 31, 1998 as none were anti-dilutive. Options and warrants to purchase approximately 580,000 shares of common stock at an exercise price of $39.06 per share were outstanding during a portion of the nine-month period ended December 31, 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
---------------------------------

Net current assets increased by $16,008,000 from March 31, 1999. During the period the Company exercised its purchase option to terminate royalty obligations on Celexa-R- (citalopram HBr) to a private investor group. Celexa, which is the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, was launched in September 1998. The purchase of the royalty obligation was completed in July 1999, for a predetermined one-time payment of $85,000,000. In fiscal years 1999 and 1998, the private investor group had reimbursed the Company a total of $60,000,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The private investor group was to receive a royalty ranging from 25% to 5% on the sales of Celexa beginning in November 1999 for a period of ten years. In separate negotiations, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000. These amounts are included in license agreements, product rights and other intangible assets and are being amortized using the straight-line method. The Company utilized a portion of its cash and marketable securities to conclude these transactions during the second quarter. The changes in cash, inventories, accounts payable and accrued expenses resulted principally from increases in the level of the Company's overall operations, caused mostly by activities related to Celexa.

Property, plant and equipment increased principally from the expansions of the Company's worldwide manufacturing and distribution facilities in order to meet projected demands for Celexa and expansions on Long Island, New York and in Jersey City, New Jersey to facilitate increased activity for research and development projects. These expansions will continue through fiscal 2001, and when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

Management believes that current cash levels coupled with funds to be generated by ongoing operations will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations
---------------------

Net sales for the three-month period ended December 31, 1999 increased $96,951,000 as compared to the three-month period ended December 31, 1998. Net sales of Celexa, which was launched in September 1998 with the Company's co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, amounted to $118,221,000 for the quarter and accounted for $97,336,000 of the change from the same period last year. In October, the Company launched Infasurf-R-, a lung surfactant for use in the prophylaxis and treatment of respiratory distress syndrome in premature infants. Sales of Infasurf amounted to $2,097,000 for the quarter. Sales of Tiazac-R- were $3,800,000 higher than the prior year's quarter due primarily to increases in volume. Sales of Flumadine-R-, the Company's oral antiviral for the treatment and prophylaxis of Influenza A infection, were $4,406,000 higher than the prior year's quarter. Sales of Aerobid-R- declined $7,029,000

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

principally as a result of continuing competition in the inhaled steroid market. Sales of the Company's older and less promoted products declined by $3,659,000.

Net sales for the nine-month period ended December 31, 1999 increased $242,641,000 as compared to the nine-month period ended December 31, 1998. Sales of Celexa amounted to $293,194,000 for the nine-month period and accounted for $251,295,000 of the increase. Sales of Infasurf, Tiazac and Flumadine accounted for $2,569,000, $23,469,000 and $5,429,000 of the increase, respectively. Sales of Aerobid declined $22,155,000 for the nine-month period due to the continuing competition in the inhaled steroid market. Sales of the Company's older and less promoted products declined by $17,966,000.

Contract revenue was $6,402,000 and $33,506,000 less than in the three and nine-month periods, respectively, ended December 31, 1999, primarily as a result of the completion of an arrangement with a private investor group for the reimbursement of certain expenses incurred in connection with Celexa.

The decreases in other income in each of the periods presented were due primarily to the collection, during the first quarter, of the final payment from a settlement with Pharmacia & Upjohn, Inc., with respect to the Company's claimed option to negotiate for the rights to Detrol-R-.

Cost of sales as a percentage of sales was 25% for the current quarter and for the nine-month period ended December 31, 1999, unchanged from the same periods last year.

Selling, general and administrative expenses increased $42,396,000 and $68,966,000, respectively, during the three and nine-month periods ended December 31, 1999, from the same periods last year. The increases were principally due to marketing, promotional and selling activities related to Celexa. In addition, during the quarter, the Company began an expansion of its salesforce from 850 representatives and managers to 1,425 persons. Warner-Lambert's expected merger with Pfizer Inc., which sells a competing anti-depressant, will necessitate the early termination of the co-promotion agreement. The Company anticipates that during this transition, increased and overlapping expenses, which may not be offset by increased sales, may reduce future quarterly earnings. However, subsequent to the termination of the co-promotion agreement, the elimination of payments to the Warner-Lambert Company will more than offset the costs of the larger salesforce.

Research and development expenses increased $5,194,000 and $8,469,000, respectively, during the three and nine-month periods ended December 31, 1999, from the same periods last year. The increases were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products under development and in various stages of submission. During the current quarter, particular emphasis was placed on clinical studies for Celexa and new formulations for Aerobid.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

Income tax expense as a percentage of income before taxes was 29% for the three and nine-month periods ended December 31, 1999 as compared to 30% and 31% respectively, for the same periods last year. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profit is subject to a favorable tax rate.

The Company expects to continue its profitability in fiscal 2000 with continued growth of Celexa, Tiazac, the addition of Infasurf and the strength of its other products.

Year 2000 Readiness Disclosure
------------------------------

At December 31, 1999, all of the principal systems of the Company's U.S. operations were Year 2000 compliant. Since January 1, 2000 the Company's systems continue to operate normally. It is still too early to conclude the full effect of the Year 2000 readiness from the Company's critical vendors, major customers, service suppliers, product alliance partners and banks. Thus far the Company has not been informed by any of its outside resources that they have experienced any significant difficulties which may cause any serious disruptions to business flows. The Company plans to continue its evaluation of its major systems through the fourth fiscal quarter.

Because the Company's Year 2000 compliance is dependant upon key third parties also being Year 2000 compliant, there can be no assurance that the Company's efforts will prevent an adverse impact on its results of operations. Management believes that its ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to the Company.

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

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------

        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, for a description of certain legal proceedings to which the Company is a party.

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


Date:  February 14, 2000




                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)




                                  /s/ Kenneth E. Goodman
                                  ----------------------
                                  Kenneth E. Goodman
                                  President and Chief
                                  Operating Officer




                                  /s/ John E. Eggers
                                  ------------------
                                  John E. Eggers
                                  Vice President-Finance and
                                  Chief Financial Officer

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 2000




                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)




                                   Kenneth E. Goodman
                                   ------------------
                                   President and Chief
                                   Operating Officer




                                   John E. Eggers
                                   --------------
                                   Vice President-Finance and
                                   Chief Financial Officer