Form 10-K
period 2000-03-31
FOREST LABORATORIES INC
filed 2000-06-29
CIK 38074

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           ___________

                            FORM 10-K

(Mark One)
 ____
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2000
 ____
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ___________________



                   Commission File No. 1-5438

                    FOREST LABORATORIES, INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                                11-1798614
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

909 Third Avenue, New York, New York                10022
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including
  area code:                                    (212) 421-7850

Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                        WHICH REGISTERED
     -------------------                   ------------------------
Common Stock, $.10 par value               New York Stock Exchange
Rights to purchase one                     New York Stock Exchange
one-hundredth share of Series A
Junior Participating Preferred
Stock, par value $1.00 per share

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of
                                                    ____
this Form 10-K or any amendment to this Form 10-K  / X /.
                                                   ----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 2000 is $7,941,718,066.


Number of shares outstanding of registrant's Common Stock as of June 23, 2000: 87,202,809.

The following documents are incorporated by reference herein:

     Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities
     Exchange Act of 1934 in connection with the 2000 Annual
     Meeting of Stockholders of registrant.

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2000.


                         ______________

                             PART I

ITEM 1.  BUSINESS
         --------
GENERAL

         Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's Forest Pharmaceuticals, Forest Therapeutics and Forest Specialty Sales salesforces. In recent years the Company has emphasized increased detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the introduction of new products acquired from other companies or developed by the Company.

         Forest's products include those developed by Forest and those acquired from other pharmaceutical companies and integrated into Forest's marketing and distribution systems. See "Recent
Developments."

         Forest is a Delaware corporation organized in 1956, and its principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number (212-421-7850).

RECENT DEVELOPMENTS

         ML3000: In March 2000 Forest entered into a Joint Development, License and Supply Agreement with the German pharmaceutical company Merckle GmbH, for the development and marketing in the United States of ML3000, a novel compound being investigated for its role in the management of osteoarthritis, a degenerative joint disease that affects an estimated 21 million Americans.

         ML3000 is a new entity in a novel class of dual-acting, anti-inflammatory drugs called COX/LO inhibitors. These drugs simultaneously inhibit the enzymes cyclooxygenase (COX) and 5-lipoxygenase (LO), both of which are involved in the inflammatory process. Leukotrienes, inflammatory products generated by LO, are believed to contribute to the gastrointestinal irritation caused by traditional non-steroidal anti-inflammatory drugs (NSAID's) and may contribute to the arthritic symptoms. In several Phase II studies, as a result of its dual inhibitory properties, ML3000 demonstrated an overall safety profile similar to placebo at doses which were effective in the treatment of osteoarthritis. The product entered Phase III studies in Europe earlier this year.

         CELEXA-TM-: On July 17, 1998 the United States Food and Drug Administration ("FDA") approved Forest's New Drug Application (an "NDA") for Celexa (citalopram HBr), Forest's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression. Forest, together with its co-promotion partner, the Parke-Davis division of the Warner-Lambert Company, commenced detailing of Celexa in September 1998. Sales of Celexa were $427,342,000 for the fiscal year ended March 31, 2000. According to data published by IMS, an independent prescription audit firm, as of May 12, 2000 Celexa has achieved a 12.2% share of new prescriptions for antidepressants in the SSRI category. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets.
Forest licenses the United States rights to Celexa from H. Lundbeck A/S, a pharmaceutical company based in Copenhagen and the drug's originator.

         In December 1999, the FDA approved the marketing of an oral liquid solution of Celexa, which Forest anticipates will be particularly useful for elderly patients and other patients with difficulty swallowing tablets.

         Effective June 30, 1999, Forest exercised its option to buy out all royalty obligations to a private investor group which had funded $60 million of the development, pre-launch and costs of expanding Forest's salesforce over an approximately two year period. The option exercise price was $85 million and extinguished royalties of 25% to 5%, depending on Celexa sales levels. In addition, Forest separately bought out a limited one percent trailing royalty to the investor group for a purchase price of $10 million.

         TERMINATION OF CELEXA CO-PROMOTION: In March 1998, Forest entered into an agreement with the Parke-Davis division of the Warner-Lambert Company ("Warner-Lambert") providing for the co-promotion of Celexa by Forest and the Warner-Lambert salesforces for the three year period following the launch of the product. The agreement provided for the payment of a co-promotion fee to Warner-Lambert during the three year co-promotion period and a reduced fee for a three year period thereafter. In November 1999, Warner-Lambert announced its intention to merge with another pharmaceutical manufacturer which markets a competing anti-depressant and Pfizer, Incorporated, which markets Zoloft-R-, a competing SSRI, announced its intention to acquire Warner-Lambert. As a result, Forest expanded its salesforces to be positioned to assume, and even exceed, the detailing and marketing activities being performed by Warner-Lambert, and, by agreement effective April 30, 2000, Forest and Warner-Lambert terminated the co-promotion agreement. Pursuant to the termination agreement, Forest paid a one-time termination payment of $14 million and Warner-Lambert's co-promotion fee and interest in the product for all periods subsequent to April 30, 2000 was terminated.

           RESEARCH AND DEVELOPMENT FACILITY: In March 2000, Forest acquired a 100,000 square foot facility in Commack, New York. Forest has commenced the development of a research and development facility at this location, which is expected to become operational in fiscal 2002.

         STRATEGIC ALLIANCE WITH H. LUNDBECK A/S: On March 27, 1998, Forest entered into a strategic alliance with H. Lundbeck A/S ("Lundbeck")covering United States marketing rights to central nervous system ("CNS") products developed by Lundbeck. Lundbeck, founded in 1915, is a pharmaceutical company based in Copenhagen specializing in the development of pharmaceutical compounds for the treatment of central nervous system disorders. Lundbeck is also the originator and Forest's licensor of Celexa.

         The strategic alliance specifically provides for the license to Forest of marketing rights in the United States to three products: (1) Lu26-054, the active enantiomer of Celexa, which is currently in Phase III clinical trials and has patent protection in the United States until the year 2009 and the potential to extend patent protection beyond 2009; (2) Lu25-109, a selective muscarinic agonist and M3 antagonist, currently being investigated for the treatment of urinary incontinence; and
(3) Lu28-179, a new anxiolytic compound presently in Phase I studies. In addition, the alliance sets forth the terms for joint development of future products resulting from Lundbeck's research programs for marketing in the United States under the name of Forest-Lundbeck.

         Forest paid Lundbeck $32 million for the United States rights to the compounds presently under development, which, together with related expenses, was charged to research and development expenses in the fourth quarter of the fiscal year ended March 31, 1998. Lundbeck will receive on-going license fees and product payments from the marketing of the strategic alliance products in the United States.

         AEROBID-R-: On December 3, 1999, Forest and the 3M Pharmaceuticals Division of the Minnesota Mining and Manufacturing Company ("3M") entered into a Supply and Distribution Agreement for the long-term supply and manufacture by 3M on an exclusive basis of a hydrofluralkane (HFA) formulation of Aerobid, Forest's metered dose inhaled steroid for the treatment of asthma. The HFA formulation does not contain chlorofluorocarbons, which are being phased out of commercial use due to environmental concerns. In addition, the HFA formulation of Aerobid incorporates a built-in spacer device which Forest believes will enhance use of the product. Forest filed an NDA with the FDA for the HFA formulation of Aerobid on April 27, 2000, which NDA has not yet been approved.

         CLIMARA-R-: Effective October 1, 1999, Forest and Berlex Laboratories, Inc. restructured their co-marketing agreement for Climara, Berlex's transdermal patch used in estrogen replacement therapy. Pursuant to the restructuring, Forest no longer co-markets the product but continues to receive a royalty on sales of the product.

         INFASURF-R-: In October 1999, Forest launched Infasurf, a lung surfactant for the treatment of respiratory distress syndrome in premature infants. The product launch followed a decision by a United States District Court that Infasurf does not infringe patents held by Abbott Laboratories with respect to a competing product, Survanta-R-. Forest owns world wide rights to Infasurf pursuant to licensing arrangements with ONY, Inc., a privately held company which invented the product. Sales of Infasurf were $4,794,000 for the fiscal year ended March 31, 2000.

         TIAZAC-R-: Tiazac, launched in 1996, is Forest's once-daily formulation of diltiazem, used in the treatment of hypertension and angina. On March 6, 2000, the United States District Court for the Southern District of Florida held that an extended release formulation of diltiazem formulated by Andrx does not infringe the patent claims of Biovail Corporation International, which is Forest's licensor of Tiazac. Biovail has appealed this decision. There can be no assurance that this appeal will be successful or that Andrx will not be able to successfully launch its diltiazem formulation as a generic competitor to Tiazac. Under current FDA regulations, the FDA will not approve the marketing of the Andrx formulation until the expiration of a 30 month period from the date Andrx certified that its formulation did not infringe the Biovail patent (August 25, 1998) or the date when Andrx successfully defends the Biovail appeal, whichever first occurs.

         NEW YORK STOCK EXCHANGE; SHARE REPURCHASE PROGRAM:  On
October 8, 1999, shares of Forest's common stock were listed for trading on the New York Stock Exchange. Forest's shares were previously traded on the American Stock Exchange.

         In December 1997, Forest's Board of Directors authorized an increase in Forest's share repurchase program of 4,000,000 shares, bringing such total authorization to 17,000,000 shares. Pursuant to the program, Forest may repurchase shares on the open market at prices prevailing from time to time. As of June 23, 2000, Forest has purchased 12,321,000 shares pursuant to this program. No date for completing the share repurchase program has been established.

         MANAGEMENT: The following management changes were made during fiscal 2000: Dr. Ivan Gergel, who has served as the head of Forest's Medical Department for the past two years, was promoted to Vice President-Clinical Development and Medical Affairs; Richard Overton was promoted to Vice President-Manufacturing; and Shankar Hariharan was promoted to Vice President-Pharmaceutical Research and Development.

         FORWARD LOOKING STATEMENTS: Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing and the timely development and launch of new products.

PRINCIPAL PRODUCTS

         The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include Celexa, Forest's SSRI for the treatment of depression; the respiratory products Aerobid, Aerochamber-R- and Tessalon-R-; Tiazac, Forest's once-daily diltiazem for the treatment of hypertension and angina; Infasurf, a lung surfactant for the treatment and prevention of respiratory distress syndrome in premature infants; and Cervidil-R-, used for the initiation or continuation of cervical ripening. (See "Recent Developments.")

         Sales of Celexa, launched in September 1998, accounted for 49.0% of Forest's sales for the fiscal year ended March 31, 2000 and 16.8% of Forest's sales for the fiscal year ended March
31, 1999.

         Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 7.3% of Forest's sales for the fiscal year ended March 31, 2000, as compared to 16.9% and 24.5% for the fiscal years ended March 31,
1999 and 1998, respectively.   Aerochamber is a spacer device
used to improve the delivery of products administered by aerosol delivery, including Aerobid.

         Sales of Tiazac, launched in 1996, accounted for 18.1%, 23.7% and 19.7% of sales for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

         Forest's generic line, marketed by the Company's Inwood
Laboratories, Inc. subsidiary, includes generic equivalents to certain of the Company's branded products, as well as difficult to formulate controlled release products.

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

MARKETING

         In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics and Forest Specialty Sales, currently numbering 1,425 persons, which detail products directly to physicians, pharmacies and managed care organizations. Forest's salesforces were increased by approximately 70% during the fiscal year ended March 31, 2000 in anticipation of the termination of the co-promotion arrangement with Warner-Lambert for Celexa. (See "Recent Developments.") The Company also employs a contract salesforce of 240 representatives to promote its products. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 57 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

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

         In March 1997, the FDA announced a proposed rule which could result in the withdrawal of approval to market metered dose inhaler formulations of corticosteroids (such as the Company's Aerobid product) containing chlorofluorocarbons ("CFC's") once three distinct non-CFC products are available in that therapeutic category. The Company has developed a non-CFC formulation of Aerobid and has filed an NDA with the FDA covering this formulation. (See "Recent Developments.") Forest expects to receive NDA approval in time to meet the proposed rule.

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

         Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs. In connection with the 2000 Presidential campaign, the Company expects that a number of competing healthcare reform proposals will be introduced and debated which may be highly regulatory and affect the marketing of prescription drug products. The Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

PRINCIPAL CUSTOMERS

         McKesson Drug Company, Bergen Brunswig Corp., Cardinal Distributors, Inc. and Amerisource Corp., national drug wholesalers, accounted for 19%, 14% 13% and 12%, respectively, of Forest's net sales for the fiscal year ended March 31, 2000. For fiscal years ended March 31, 1999 and 1998, McKesson Drug Company, Bergen Brunswig Corp. and Cardinal Distributors, Inc. accounted for 17%, 12% and 14%, and 13%, 12% and 11%, respectively, of Forest's net sales. No other customer accounted for 10% or more of Forest's net sales for those fiscal years.

ENVIRONMENTAL STANDARDS

         Forest anticipates that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on capital expenditures, earnings or the competitive position of Forest.

RAW MATERIALS

         The principal raw materials used by Forest for its various products are purchased in the open market. Most of these materials are obtainable and available from several sources in the United States and elsewhere in the world, although the Company's most important products, including Celexa, contain patented or other exclusively manufactured materials available from only a single source. Forest has not experienced any significant shortages in supplies of such raw materials.

PRODUCT LIABILITY INSURANCE

         Forest currently maintains $150 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been product liability claims asserted against Forest, none for which Forest has been found liable, there can be no assurance that all potential claims which may be asserted against Forest in the future would be covered by Forest's present insurance.

RESEARCH AND DEVELOPMENT

     During the year ended March 31, 2000, Forest spent $70,292,000 for research and development, as compared to $51,641,000 and $79,150,000 in the fiscal years ended March 31, 1999 and 1998, respectively. Included in research and development expense in fiscal 2000, was a payment pursuant to the licensing agreement with Merckle GmbH, a German pharmaceutical company, in connection with the development and marketing in the United States of the novel drug ML3000, which is being investigated for its role in the management of osteoarthritis. (See "Recent Developments.") Forest's research and development expense in the 1998 fiscal year included $32,250,000 for the license fee and related expenses of the license of the Lundbeck joint venture products (see "Recent Developments") and otherwise consisted primarily of the conduct of clinical studies required to obtain approval of new products and the development of additional products.

EMPLOYEES

     At March 31, 2000, Forest had a total of 2,474 employees.

PATENTS AND TRADEMARKS

     Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Cervidil, Monurol-R-, Synapton-TM-, Flumadine-R-, Forest's licensed oxycodone/ ibuprofen analgesic, and ML3000, the compound under development pursuant to an agreement with Merckle GmbH for the treatment of osteoarthritis and those products under development pursuant to the joint venture with Lundbeck (see "Recent Developments"), which patents expire through 2010. While no longer subject to patent protection, Celexa enjoys legal marketing exclusivity in the United States under the Waxman-Hatch Act until 2003. Forest believes these patents and other rights are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron-R- technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

     Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

BACKLOG -- SEASONALITY

         Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.


ITEM 2.  PROPERTIES
         ----------
         Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. On March 17, 2000, Forest acquired an additional 100,000 square foot facility in Commack, New York. Forest is developing this location as a research and development facility which is expected to become operational in fiscal 2002.

         Forest also owns five buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 32,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility. On March 1, 2000, Forest entered into a lease for an additional 105,000 square foot warehouse and administrative office facility in Hauppauge, New York.

         Forest also leases approximately 23,000 square feet of office space in Jersey City, New Jersey, which is used by certain of its scientific and regulatory personnel.

         Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 108,000 square feet. In St. Louis, Missouri, FPI owns a 330,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. In addition, FPI owns a facility of 22,000 square feet in St. Louis, Missouri. This facility is used principally for manufacturing.

         Pharmax owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

         Forest's Tosara subsidiary owns an 18,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a subsidiary of Forest, owns an approximately 130,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility is currently used principally for the manufacture of and distribution to the United States of Celexa tablets. Forest expanded this facility in fiscal 2000.

         Forest presently leases approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New
York. The lease is for a sixteen (16) year term, expiring in 2010, subject to 2 five year renewal options.

         Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

         Net rentals for leased space for the fiscal year ended
March 31, 2000 aggregated approximately $3,339,000 and for the fiscal year ended March 31, 1999 aggregated approximately
$3,052,000.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         The Company is a defendant in actions filed in various federal district courts alleging certain violations of the Federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

         On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." During the fiscal year ended March 31, 2000, the Court of Appeals for the Seventh Circuit affirmed the granting of the directed verdict in the federal class case in favor of the Company and the District Court granted the Company summary judgment as to a remaining aspect of the case as to which the Court of Appeals had directed further proceedings in the District Court. The United States Supreme Court denied a motion for certiorari filed by the class action plaintiffs, and the class action plaintiffs did not appeal the decision by the District Court granting summary judgment to the Company.

         Following the Seventh Circuit's affirmance of the directed verdict in favor of the Company, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings. The Company, together with other manufacturers, remains a defendant in many of the Federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

         In addition, following the granting of a directed verdict in favor of the defendants in the federal class action, the Company moved for an award of sanctions from the attorneys for the class action plaintiffs in light of certain misrepresentations made with respect to Forest by such attorneys during the course of the class action. On April 29, 1999, the trial court granted Forest's motion, awarding Forest approximately $2.1 million in attorneys' fees and expenses incurred in this action. The attorneys for the class plaintiffs appealed this decision and reached a settlement of such appeal with the Company pursuant to which the Company fully recovered its costs in connection with the matters covered by the sanctions award.

         Similar actions alleging price discrimination and conspiracy claims under state law were brought against many pharmaceutical manufacturers, including the Company, in various state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. The Company has been dismissed, or is in the process of obtaining dismissal, from all of such actions.

         The Company is a defendant in an action pending in Federal District Court for the Northern District of Illinois entitled G.D. Searle & Co. v. Forest Laboratories, Inc..
         ----------------------------------------------
Plaintiff G.D. Searle asserts claims for federal and common law trademark infringement in respect to rights Searle alleges as to the name "Celebra" and arising from the marketing of Celexa. The action seeks injunctive relief and unspecified monetary damages. During fiscal 2000, the Company's motion to dismiss this action on the pleadings was dismissed by the trial court and discovery has been commenced. The Company believes this action is without merit.

         The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS
         -------------------------------
         Not Applicable.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS
          ------------------------------
          The information required by this item is incorporated by reference to page 30 of the Annual Report.

         Forest has never paid cash dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future. Management presently intends to retain all available funds for the development of its business and for use as working capital. Future dividend policy will depend upon Forest's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         The information required by this item is incorporated by reference to page 16 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -------------------------------
         The information required by this item is incorporated by reference to pages 14 and 15 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK
         -----------------------------
         The information required by this item is incorporated by reference to page 15 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA
         ------------------------
         The information required by this item is incorporated by reference to pages 17 through 29 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
         ------------------------------
         Not Applicable.

                            PART III


         In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2000 Annual Meeting of Shareholders.

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

                     Report of Independent Certified Public Accountants

                     Consolidated balance sheets -
                     March 31, 2000 and 1999

                     Consolidated statements of income -
                     years ended March 31, 2000, 1999 and 1998

                     Consolidated statements of comprehensive income - years ended March 31, 2000, 1999 and 1998

                     Consolidated statements of shareholders' equity - years ended March 31, 2000, 1999 and 1998

                     Consolidated statements of cash flows -
                     years ended March 31, 2000, 1999 and 1998

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

                10.4 Split Dollar Life Insurance Agreement dated March 29, 1994 between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 10-K").

                10.5     Split Dollar Life Insurance Agreement
                         dated March 29, 1994 between Forest
                         and Phillip M. Satow. Incorporated by
                         reference to the 1994 10-K.

                10.6     Split Dollar Life Insurance Agreement
                         dated March 29, 1994 between Forest and
                         Kenneth E. Goodman. Incorporated by
                         reference to the 1994 10-K.

                10.7     Employment Agreement dated as of
                         September 30, 1994 by and
                         between Forest and Howard Solomon.
                         Incorporated by reference to 1995 10-K.

                10.8     Employment Agreement dated as of
                         September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

                10.9     Employment Agreement dated as of
                         October 24, 1995 by and between Forest
                         and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "1996 10-K").

                10.10 Employment Agreement dated June 24, 1998 between Forest and Elaine Hochberg.
                         Incorporated by reference to Forest's
                         Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "1998 10-K").

                10.11 Employment Agreement dated June 21, 1999 between Forest and John E. Eggers.
                         Incorporated by reference to Forest's Annual
                         Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 10-K").

                10.12 Employment Agreement dated January 16, 1995 between Forest and Mary Prehn. Incorporated by reference to the 1998 10-K.

                10.13 Employment Agreement dated February 23, 1998 between Forest and Raymond Stafford. Incorporated by reference to the 1998 10-K.

                10.14 License Agreement dated September 11, 1995 between Biovail Corporation International and Forest. Incorporated by reference to Exhibit No.
                         (C)(2) to Schedule 14D-1 of Forest dated
                         September 18, 1995.

                10.15 License and Supply Agreement dated October 3, 1995 between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 1999 10-K.

                13       Portions of the Registrant's Annual Report to
                         Stockholders.

                22 List of Subsidiaries. Incorporated by reference to Exhibit 22 to the 1988 10-K.

                23       Consent of BDO Seidman, LLP.

                27       Financial Data Schedule.

                         SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 29, 2000
                                 FOREST LABORATORIES, INC.



                                 By:   /s/Howard Solomon
                                     -------------------
                                       Howard Solomon,
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Director


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE
OFFICERS:


  /s/ Howard Solomon            Chairman of the      June 29, 2000
------------------------        Board, Chief
      Howard Solomon            Executive Officer
                                and Director

/s/ Kenneth E. Goodman          President, Chief
------------------------        Operating Officer    June 29, 2000
    Kenneth E. Goodman          and Director


PRINCIPAL FINANCIAL
AND ACCOUNTING OFFICER:


  /s/ John E. Eggers            Vice President-
-------------------------       Finance and Chief    June 29, 2000
      John E. Eggers            Financial Officer

DIRECTORS


 /s/ Phillip M. Satow           Director             June 29, 2000
--------------------------
     Phillip M. Satow


  /s/ George S. Cohan           Director             June 29, 2000
---------------------------
      George S. Cohan



/s/William J. Candee, III       Director             June 29, 2000
---------------------------
   William J. Candee, III


  /s/ Dan L. Goldwasser         Director             June 29, 2000
---------------------------
      Dan L. Goldwasser


  /s/ Lester B. Salans          Director             June 29, 2000
---------------------------
      Lester B. Salans

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors and Shareholders
Forest Laboratories, Inc.


The audits referred to in our report dated May 1, 2000 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is referred to in
Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
--------------------
BDO Seidman, LLP



New York, New York
May 1, 2000

                                                                         SCHEDULE II
                        FOREST LABORATORIES, INC. AND SUBSIDIARIES

                             VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------
Column    A                  Column   B              Column    C                          Column D      Column E

------------------------------------------------------------------------------------------------------------------
                                                      Additions
------------------------------------------------------------------------------------------------------------------

                             Balance at      (1)               (2)                                      Balance at
                             beginning    Charged to costs     Charged to other        Deductions-      end of
Description                  of period    and expenses         accounts-describe(A)    describe(B)      period
------------------------------------------------------------------------------------------------------------------

Year ended March 31, 2000:
 Allowance for doubtful
 accounts                   $14,160,000      $2,312,000            $8,056,000          $13,830,000     $10,698,000
                            ===========      ==========            ==========          ===========     ===========

Year ended March 31, 1999:
 Allowance for doubtful
 accounts                   $12,416,000      $1,036,000            $5,350,000           $4,642,000     $14,160,000
                            ===========      ==========            ==========           ==========     ===========

Year ended March 31, 1998:
 Allowance for doubtful
 accounts                    $9,594,000      $3,237,000            $5,640,000           $6,055,000     $12,416,000
                             ==========      ==========            ==========           ==========     ===========




(A) Includes allowances for wholesale chargebacks, medicaid rebates, quarterly rebates, cash discounts and domestic returns.
(B) Includes adjustments for wholesale chargebacks, medicaid rebates, cash discounts and bad debt write-offs.

                                         EXHIBIT 13



QUARTERLY STOCK MARKET PRICES


                                   High           Low
                                   ----           ---



April-June 1998                    40  1/2        32  1/8

July-September 1998                42  5/8        32

October-December 1998              53  1/4        32

January-March 1999                 58  7/8        42  5/16

April-June 1999                    57  1/4        41  1/4

July-September 1999                54             41  3/4

October-December 1999              61  3/4        42

January-March 2000                 87  1/4        57  5/16



As of June 5, 2000 there were 2,095 stockholders of record of the Company's common stock.


SELECTED FINANCIAL DATA


March 31, (In thousands)                           2000        1999        1998        1997        1996
                                             ----------    --------    --------    --------    --------


Financial Position:
Current Assets                               $  645,233    $502,361    $371,647    $359,630    $470,612
Current Liabilities                             211,090     129,960     129,889      73,544      89,571
Net Current Assets                              434,143     372,401     241,758     286,086     381,041
Total Assets                                  1,097,642     875,097     744,323     700,281     899,361
Total Shareholders' Equity                      884,690     743,512     614,161     626,399     809,517

Year Ended March 31, (In thousands,
except per share data)                             2000        1999        1998        1997        1996
                                             ----------    --------    --------    --------    --------
Summary of Operations:
Net Sales                                      $872,822    $546,266    $427,086    $280,745    $446,883
Other Revenue                                    26,479      77,722      47,618      28,316      13,061
Costs and Expenses                              741,854     513,185     419,932     348,060     297,569
Income (Loss) Before Income Taxes (Benefit)     157,447     110,803      54,772   (  38,999)    162,375
Income Taxes (Benefit)                           44,759      33,630      18,075   (  15,458)     58,130
Net Income (Loss)                               112,688      77,173      36,697   (  23,541)    104,245
Net Income (Loss) Per Share:
  Basic                                           $1.34       $0.95       $0.45      ($0.27)      $1.15
  Diluted                                         $1.28       $0.90       $0.44      ($0.27)      $1.12
Weighted Average Number of
  Common and Common
  Equivalent Shares
  Outstanding (Note A):
    Basic                                        83,783      81,445      80,906      86,018      90,628
    Diluted                                      87,945      85,956      83,425      86,018      92,872


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

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                 ------------------------------------------
                      CONSOLIDATED FINANCIAL STATEMENTS
                      ---------------------------------
                  YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                  -----------------------------------------

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

     Board of Directors and Shareholders
     Forest Laboratories, Inc.
     New York, New York

     We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.

     BDO SEIDMAN, LLP

     New York, New York
     May 1, 2000

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                              MARCH 31,
                                                      -----------------------
                                                            2000         1999
ASSETS                                                ----------   ----------
------

Current assets:
 Cash (including cash equivalent investments of
   $299,673 in 2000 and $197,515 in 1999)             $  302,600   $  200,968
 Marketable securities                                    35,019       40,780
 Accounts receivable, less allowances of $10,698
   in 2000 and $14,160 in 1999                            60,570       57,294
 Inventories                                             177,798      132,675
 Deferred income taxes                                    49,568       52,059
 Refundable income taxes                                  11,321       12,411
 Other current assets                                      8,357        6,174
                                                      ----------   ----------
   Total current assets                                  645,233      502,361
                                                      ----------   ----------
Marketable securities                                     17,619       37,215
                                                      ----------   ----------
Property, plant and equipment:
 Land and buildings                                       93,362       74,772
 Machinery and equipment                                  59,607       48,060
 Vehicles and other                                        9,567        6,979
                                                      ----------   ----------
                                                         162,536      129,811

 Less accumulated depreciation                            45,520       38,615
                                                      ----------   ----------
                                                         117,016       91,196
                                                      ----------   ----------
Other assets:
 Excess of cost of investment in subsidiaries
   over net assets acquired, less accumulated
   amortization of $9,368 in 2000 and $8,742
   in 1999                                                15,591       16,217
 License agreements, product rights and other
   intangible assets, net                                262,676      195,203
 Deferred income taxes                                    19,435       15,220
 Other                                                    20,072       17,685
                                                      ----------   ----------
                                                         317,774      244,325
                                                      ----------   ----------
                                                      $1,097,642   $  875,097
                                                      ==========   ==========



See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for par values)


                                                              MARCH 31,
                                                      -----------------------
                                                            2000         1999
                                                      ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                     $   71,976   $   66,673
 Accrued expenses                                         94,523       38,114
 Income taxes payable                                     44,591       25,173
                                                      ----------   ----------
   Total current liabilities                             211,090      129,960
                                                      ----------   ----------
Deferred income taxes                                      1,862        1,625
                                                      ----------   ----------
Commitments and contingencies

Shareholders' equity:
 Series A junior participating preferred stock,
   $1.00 par; shares authorized 1,000;
    no shares issued or outstanding
 Common stock $.10 par; shares authorized
   500,000; issued 102,364 shares in 2000 and
   100,854 shares in 1999                                 10,236       10,085
 Capital in excess of par                                427,318      390,750
 Retained earnings                                       745,022      632,334
 Accumulated other comprehensive loss                (    14,312)  (    7,175)
                                                      ----------   ----------
                                                       1,168,264    1,025,994
 Less common stock in treasury, at cost
   (17,703 shares in 2000 and 17,683
   shares in 1999)                                       283,574      282,482
                                                      ----------   ----------
                                                         884,690      743,512
                                                      ----------   ----------
                                                      $1,097,642   $  875,097
                                                      ==========   ==========




See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)



                                                   YEARS ENDED MARCH 31,
                                             --------------------------------
                                                 2000        1999        1998
                                             --------    --------    --------

Net sales                                    $872,822    $546,266    $427,086
Contract revenue                                8,976      51,235      28,102
Other income                                   17,503      26,487      19,516
                                             --------    --------    --------
                                              899,301     623,988     474,704
                                             --------    --------    --------
Costs and expenses:
 Cost of sales                                215,651     136,477     104,412
 Selling, general and administrative          455,911     325,067     236,370
 Research and development                      70,292      51,641      79,150
                                             --------    --------    --------
                                              741,854     513,185     419,932
                                             --------    --------    --------
Income before income tax expense              157,447     110,803      54,772
Income tax expense                             44,759      33,630      18,075
                                             --------    --------    --------
Net income                                   $112,688    $ 77,173    $ 36,697
                                             ========    ========    ========
Earnings per common and common
 equivalent share:

 Basic                                          $1.34       $0.95       $0.45
                                                =====       =====       =====
 Diluted                                        $1.28       $0.90       $0.44
                                                =====       =====       =====
Weighted average number of common
 and common equivalent shares outstanding:

  Basic                                        83,783      81,445      80,906
                                               ======      ======      ======
  Diluted                                      87,945      85,956      83,425
                                               ======      ======      ======




See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (In thousands)



                                                   YEARS ENDED MARCH 31,
                                              ------------------------------
                                                 2000        1999        1998
                                             --------     -------     -------

Net income                                   $112,688     $77,173     $36,697

Other comprehensive loss, net of tax:
 Foreign currency translation losses        (   6,770)   (  2,682)   (  4,060)
 Unrealized gains (losses) on securities:
   Unrealized holding gain (loss) arising
   during the period (available-for-sale)   (     367)         37         163
                                             --------     -------     -------
Other comprehensive loss                    (   7,137)   (  2,645)   (  3,897)
                                             --------     -------     -------
Comprehensive income                         $105,551     $74,528     $32,800
                                             ========     =======     =======



See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED MARCH 31, 2000, 1999 AND 1998


(In thousands)


                                                                                              Accumulated
                                          Common stock           Capital in                         other       Treasury stock
                                        -----------------         excess of    Retained     comprehensive     ------------------
                                        Shares     Amount               par    earnings              loss     Shares      Amount
                                        ------     ------        ----------    --------     -------------     ------      ------

Balance, April 1, 1997                  96,672    $ 9,668          $309,487    $518,464          ($   633)    14,342    $210,587

Shares issued upon exercise of
 stock options                           1,382        137            14,054
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                                    16         360
Purchase of treasury stock                                                                                     3,293      70,109
Warrants issued, net of expenses                                      3,500
Tax benefit related to stock
 options exercised by employees                                       7,740
Other comprehensive loss                                                                         (  3,897)
Net income                                                                       36,697
                                       -------    -------          --------    --------           -------     ------    --------
Balance, March 31, 1998                 98,054      9,805           334,781     555,161          (  4,530)    17,651     281,056

Shares issued upon exercise of
 stock options and warrants              2,800        280            33,727
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                                    32       1,426
Tax benefit related to stock
 options exercised by employees                                      22,242
Other comprehensive loss                                                                         (  2,645)
Net income                                                                       77,173
                                       -------    -------           -------     -------           -------     ------    --------
Balance, March 31, 1999                100,854     10,085           390,750     632,334          (  7,175)    17,683     282,482

Shares issued upon exercise of
 stock options and warrants              1,510        151            20,237
Treasury stock acquired from
 employees upon exercise of
 stock options                                                                                                    20       1,092
Tax benefit related to stock
 options exercised by employees                                      16,331
Other comprehensive loss                                                                         (  7,137)
Net income                                                                      112,688
                                       -------    -------          --------    --------           -------     ------    --------
Balance, March 31, 2000                102,364    $10,236          $427,318    $745,022          ($14,312)    17,703    $283,574
                                       =======    =======          ========    ========           =======     ======    ========



See accompanying notes to consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                  YEARS ENDED MARCH 31,
                                             ------------------------------
                                                 2000       1999       1998
                                             --------   --------   --------
Cash flows from operating activities:
 Net income                                  $112,688   $ 77,173   $ 36,697
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                              8,231      7,309      6,660
      Amortization                             32,413     13,955     13,396
      Gain on sale of assets of
        closed facilities                                         (     564)
      Deferred income tax
        expense (benefit)                   (   8,837)     4,834  (  18,024)
      Foreign currency translation gain     (   1,202) (   1,560) (   1,036)
      Net change in operating assets
        and liabilities:
        Decrease (increase) in:
          Accounts receivable, net          (   3,276) (  15,830) (  19,568)
          Inventories                       (  45,123) (  49,957)     8,646
          Refundable income taxes               1,090  (   2,979)    20,204
          Other current assets              (   2,183)     2,332  (      86)
        Increase (decrease) in:
          Accounts payable                      5,303     36,264      8,098
          Accrued expenses                     56,409  (  32,884)    34,022
          Income taxes payable                 19,418  (   3,309)    14,225
        Increase in other assets            (   2,387) (   5,783) (   1,300)
                                             --------   --------   --------
            Net cash provided by
              operating activities            172,544     29,565    101,370
                                             --------   --------   --------
Cash flows from investing activities:
 Purchase of property, plant and
   equipment, net                           (  35,322) (  17,166) (   6,899)
 Proceeds from sale of assets of closed
   facilities                                                         1,875
 Purchase of marketable securities:
   Available-for-sale                       (  15,997) (  56,538) (  75,010)
 Redemption of marketable securities:
   Available-for-sale                          41,354     58,490     19,674
   Held-to-maturity                                                   2,207
 Purchase of license agreements, product
   rights and other intangible assets       ( 100,231) (  12,000) (   1,352)
                                             --------   --------   --------
             Net cash used in investing
             activities                     ( 110,196) (  27,214) (  59,505)
                                             --------   --------   --------


See accompanying notes to consolidated financial statements.



                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                  YEARS ENDED MARCH 31,
                                             ------------------------------
                                                 2000       1999       1998
                                             --------   --------   --------

Cash flows from financing activities:
 Net proceeds from common stock options
   exercised by employees under stock
   option plans                                19,296     32,581     13,830
 Tax benefit realized from the exercise
   of stock options by employees               23,681     16,796      1,336
 Purchase of treasury stock, net                                  (  70,109)
                                             --------   --------   --------
           Net cash provided by (used in)
             financing activities              42,977     49,377  (  54,943)
                                             --------   --------   --------
Effect of exchange rate changes on cash     (   3,693)  (    413) (     111)
                                             --------   --------   --------
Increase (decrease) in cash and cash
  equivalents                                 101,632     51,315  (  13,189)
Cash and cash equivalents, beginning
  of year                                     200,968    149,653    162,842
                                             --------   --------   --------
Cash and cash equivalents, end of year       $302,600   $200,968   $149,653
                                             ========   ========   ========


Supplemental disclosures of cash flow
  information: (In thousands)                    2000       1999       1998
                                               ------    -------    -------
Cash paid during the year for:
  Income taxes                                 $9,910    $18,340    $20,538
                                               ======    =======    =======
Supplemental schedule of noncash
  financing activities:

Issuance of warrants in
  connection with development
  and marketing agreements                                           $3,500
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

FOREIGN CURRENCY TRANSLATION: An Irish subsidiary of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which are in aggregate immaterial, are determined using the respective local currency as the functional currency.

CASH EQUIVALENTS: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set monthly) which are readily convertible into cash at par value (cost).

INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

MARKETABLE SECURITIES: Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in municipal bonds maturing through 2002 and a bond of the Commonwealth of Puerto Rico maturing in 2002.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method.

INTANGIBLE ASSETS: The excess of cost of investment over the fair value of net assets of subsidiaries at the time of acquisition is being amortized using the straight-line method over 25 to 40 years. The costs of obtaining license agreements, product rights and other intangible assets are being amortized using the straight-line method over the estimated lives of the assets, 4 to 40 years.

REVENUE RECOGNITION: Sales are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized.

RESEARCH AND DEVELOPMENT: Expenditures for research and development are charged to expense as incurred.

SAVINGS AND PROFIT SHARING PLAN: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $6,800,000, $6,300,000 and $5,600,000 for 2000, 1999 and 1998, respectively.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

EARNINGS PER SHARE: Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

ACCUMULATED OTHER COMPREHENSIVE LOSS: Other comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive loss is comprised of the cumulative effects of foreign currency translation and unrealized losses on securities, which amounted to approximately $13,682,000 and $630,000 in fiscal 2000 and $6,912,000 and
$263,000 in fiscal 1999.

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

STOCK-BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the short maturity of these items.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

RECLASSIFICATIONS: Certain amounts as previously reported have been reclassified to conform to current year classifications.

RECENT ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company for transactions entered into after April 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Presently, the Company does not utilize any derivative instruments or hedging activities.

2.  EARNINGS PER SHARE:

A reconciliation of shares used in calculating basic and diluted earnings per share follows:


(In thousands)                   2000      1999      1998
                               ------    ------    ------

Basic                          83,783    81,445    80,906
Effect of assumed conversion
 of employee stock options
 and warrants                   4,162     4,511     2,519
                               ------    ------    ------

Diluted                        87,945    85,956    83,425
                               ======    ======    ======


Options and warrants to purchase approximately 31,500, 446,800 and 1,021,000 shares of common stock at exercise prices ranging from $24.09 to $66.75 per share were outstanding during a portion of fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

3.  ACQUISITIONS:

PRODUCT LICENSE: (i) On March 27, 2000, the Company entered into an agreement with Merckle GmbH, for the development and U.S. marketing rights of the novel drug ML3000 which is being investigated for its role in the treatment of osteoarthritis. The cost incurred upon signing the contract was included in research and development expenses in the fourth quarter as the product has not yet entered final phase testing.

(ii) On March 27, 1998, the Company entered into an agreement with H. Lundbeck A/S ("Lundbeck"), obtaining the U.S. marketing rights to certain products which were in the early stages of development by Lundbeck. The cost to the Company was $32,250,000, which was charged during fiscal 1998 to research and development expense. Royalties are payable to Lundbeck from the future sales, if any, of the products.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  BUSINESS OPERATIONS:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2000, 1999 and 1998, are from the Company's or one of its subsidiaries' country of origin, as follows:



(In thousands)           2000                      1999                     1998
                 ---------------------     ---------------------    ---------------------
                            Long-lived                Long-lived               Long-lived
                 Net sales      assets     Net sales      assets    Net sales      assets
                 ---------  ----------     ---------  ----------    ---------  ----------

United States     $836,191    $365,206      $509,222    $276,113     $391,126    $272,692
Ireland              5,475      46,577         4,076      39,997        5,256      28,930
United Kingdom      31,156       4,045        32,968       4,191       30,704       5,667
                  --------    --------      --------    --------     --------    --------
                  $872,822    $415,828      $546,266    $320,301     $427,086    $307,289
                  ========    ========      ========    ========     ========    ========


For the year ended March 31, 2000, McKesson Drug Company, Bergen Brunswig Corporation, Cardinal Distributors, Inc. and Amerisource Corporation accounted for 19%, 14%, 13% and 12%, respectively, of the Company's net sales. For the years ended March 31, 1999 and 1998, McKesson Drug Company, Bergen Brunswig Corporation and Cardinal Distributors, Inc. accounted for 17%, 12% and 14%, and 13%, 12% and 11%, respectively, of the Company's net sales.

Sales of Celexa, a selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, launched in September 1998, accounted for 49% and 17% of the Company's sales for the years ended March 31, 2000 and 1999, respectively.

5.  INVENTORIES:

Inventories consist of the following:

March 31, (In thousands)                          2000                1999
                                              --------            --------

Raw materials                                 $ 35,976            $ 78,020
Work in process                                 12,766               2,913
Finished goods                                 129,056              51,742
                                              --------            --------
                                              $177,798            $132,675
                                              ========            ========

6.  MARKETABLE SECURITIES

The composition of the investment portfolio at March 31 was (in thousands):

                                             Gross        Gross
                                        unrealized   unrealized      Market
                                  Cost       gains       losses       value
                              --------  ----------   ----------  ----------

2000
----
Available-for-sale:
------------------
State and local obligations    $51,268                    ($630)    $50,638

Held-to-maturity:
----------------
Foreign government obligations   2,000         $33                    2,033
                               -------         ---         ----     -------
                               $53,268         $33        ($630)    $52,671
                               =======         ===         ====     =======


                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  MARKETABLE SECURITIES: (Continued)

                                             Gross        Gross
                                        unrealized   unrealized      Market
                                  Cost       gains       losses       value
                              --------  ----------   ----------  ----------

1999
----
Available-for-sale:
------------------
State and local obligations    $76,258                    ($263)    $75,995

Held-to-maturity:
----------------
Foreign government obligations   2,000        $101                    2,101
                               -------        ----         ----     -------
                               $78,258        $101        ($263)    $78,096
                               =======        ====         ====     =======

The contractual maturities of debt securities at March 31, 2000, regardless of their balance sheet classification, consist of the following (in thousands):

                                            Amortized        Fair
                                                 cost       value
                                            ---------       -----

Available-for-sale:
------------------
Less than one year                            $35,603     $35,019
One to two years                               15,665      15,619
                                              -------     -------
                                               51,268      50,638
                                              -------     -------
Held-to-maturity:
----------------
Two to three years                              2,000       2,033
                                              -------     -------
                                              $53,268     $52,671
                                              =======     =======


The net unrealized holding losses at March 31, 2000, 1999 and 1998 of $630, $263 and $300, respectively, are from available-for-sale securities and included in Shareholders' equity: Accumulated other comprehensive loss.

7.  OTHER ASSETS:

License agreements, product rights and other intangible assets consist of the following:


(In thousands, except for estimated lives
       which are stated in years)
                                                     Estimated
March 31,                                                lives        2000         1999
------------------------------------------           ---------    --------     --------

License agreements                                       10-40    $156,662     $155,162
Product rights                                           10-14      38,547       37,238
Buy-out of royalty agreements (refer to Note 12)          4-10      95,000
Trade names                                              20-40      34,190       34,190
Goodwill                                                 25-40      29,412       29,412
Non-compete agreements                                   10-13      22,987       22,987
Customer lists                                              10       3,506        3,506
Other                                                    10-40       1,679        2,227
                                                                  --------     --------
                                                                   381,983      284,722
Less accumulated amortization                                    ( 119,307)   (  89,519)
                                                                  --------     --------
                                                                  $262,676     $195,203
                                                                  ========     ========

In the fourth quarter of fiscal 2000 the Company wrote off intangible assets of $10,000,000 related to certain discontinued products.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  ACCRUED EXPENSES:

Accrued expenses consist of the following:


March 31, (In thousands)                                  2000      1999
                                                       -------   -------

Employee compensation and other benefits               $21,897   $15,776
Clinical research and development costs                 22,229     8,528
Royalties                                                4,369     4,944
Co-promotion fee (refer to Note 12)                     29,771
Other                                                   16,257     8,866
                                                       -------   -------
                                                       $94,523   $38,114
                                                       =======   =======


9.  COMMITMENTS:

LEASES: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2010. Rent expense approximated $9,797,000, $8,444,000 and $7,196,000 for fiscal years ended 2000, 1999 and 1998, respectively. Aggregate minimum rentals under noncancellable leases are as follows:


Year ending March 31, (In thousands)
2001                                                             $13,583
2002                                                              12,724
2003                                                              10,958
2004                                                               6,874
2005                                                               6,330
Thereafter                                                        31,550
                                                                 -------
                                                                 $82,019
                                                                 =======

ROYALTY AGREEMENTS: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended 2000, 1999 and 1998, royalties amounted to $17,039,000, $16,240,000 and $15,850,000, respectively.

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

The Company has reserved 900,000 shares of Series A Preferred Stock for the exercise of the Rights.

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 17,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable up to the tenth anniversary of the date of issuance.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:
dividend yield of zero for all three years; expected volatility of 38.25% in 2000, 39.26% in 1999 and 29.61% in 1998; risk-free interest rates of 6% in fiscal 2000, 6% in fiscal 1999 and between 5.75% and 6.5% in 1998; and expected lives of four to seven years for all three years.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(In thousands, except per share data)
                                    2000              1999             1998
                                --------           -------          -------

Net income:
  As reported                   $112,688           $77,173          $36,697
  Pro forma                       89,836            64,083           24,953

Net income per common share:
Basic:
  As reported                      $1.34             $0.95            $0.45
  Pro forma                         1.07              0.79             0.30

Diluted:
  As reported                      $1.28             $0.90            $0.44
  Pro forma                         1.02              0.75             0.30



                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  SHAREHOLDERS EQUITY: (Continued)

The following table summarizes information about stock options outstanding at March 31, 2000:

                                         Options outstanding                                    Options exercisable
                    ---------------------------------------------------------------     ---------------------------------
                         Number         Weighted average                                       Number
        Range of    outstanding                remaining           Weighted average       exercisable    Weighted average
 exercise prices     at 3/31/00         contractual life             exercise price        at 3/31/00      exercise price
----------------    -----------         ----------------           ----------------      ------------    ----------------

$12.13 to $20.00      4,535,424                      2.3                     $14.86         3,128,305              $13.49
 20.01 to  40.00      3,098,738                      4.4                      25.54         1,827,388               22.94
 40.01 to  66.75      2,057,765                      7.5                      51.37           266,205               48.37
                     ----------                      ---                     ------         ---------              ------
                      9,691,927                      4.1                     $26.03         5,221,898              $18.58


Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                                     Weighted average
                                                          Shares       exercise price
                                                     -----------    -----------------

Shares under option at March 31, 1997
(at $4.25 to $24.09 per share)                        11,295,514           $15.02
Granted (at $21.25 to $30.75 per share)                1,763,500            22.20
Exercised (at $4.25 to $23.31 per share)             ( 1,382,342)           10.27
Cancelled                                            (   548,258)           16.37
                                                      ----------
Shares under option at March 31, 1998
(at $4.95 to $30.75 per share)                        11,128,414            16.66
Granted (at $33.69 to $48.35 per share)                1,201,685            42.24
Exercised (at $4.95 to $30.75 per share)             ( 2,390,808)           14.57
Cancelled                                            (   343,871)           20.80
                                                      ----------
Shares under option at March 31, 1999
(at $10.84 to $48.35 per share)                        9,595,420            20.15
Granted (at $49.16 to $66.75 per share)                1,655,850            52.15
Exercised (at $10.84 to $48.34 per share)            ( 1,331,178)           15.64
Cancelled                                            (   228,165)           29.17
                                                      ----------
Shares under option at March 31, 2000
(at $12.13 to $66.75 per share)                        9,691,927           $26.03
                                                      ----------
Options exercisable at March 31:
  1998                                                 6,522,545           $14.70
  1999                                                 5,360,883           $15.96
  2000                                                 5,221,898           $18.58

Weighted average fair value
of options granted during:
  1998                                                     $8.86
  1999                                                    $20.66
  2000                                                    $28.54


At March 31, 2000, 1999 and 1998, 2,128,200, 3,571,910 and 422,494 shares, respectively, were available for grant.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  SHAREHOLDERS' EQUITY: (Continued)

On July 1, 1997, in connection with the private investors group arrangement (refer to Note 12), the Company issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company's common stock at $25.73 per share. As of March 31, 2000, no warrants remain outstanding.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 560,000 warrants, which expire on July 7, 2004, at an exercise price of $22.86 per share which was equal to the then fair market value of the Company's common stock. As of March 31, 2000, 183,823 warrants remain outstanding.

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

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." During the fiscal year ended March 31, 2000, the Court of Appeals for the Seventh Circuit affirmed the granting of the directed verdict in the federal class case in favor of the Company and the District Court granted the Company summary judgement as to a remaining aspect of the case as to which the Court of Appeals had directed further proceedings in the District Court. The United States Supreme Court denied a motion for certiorari filed by the class action plaintiffs, and the class action plaintiffs did not appeal the decision by the District Court granting summary judgement to the Company.

Following the Seventh Circuit's affirmance of the directed verdict in favor of the Company, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings. The Company, together with other manufacturers, remains a defendant in many of the Federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.

                     FOREST LABORATORIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  CONTINGENCIES: (Continued)

While no discovery or other significant proceedings have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

In addition, following the granting of a directed verdict in favor of the defendants in the federal class action, the Company moved for an award of sanctions from the attorneys for the class action plaintiffs in light of certain misrepresentations made with respect to the Company by such attorneys during the course of the class action. On April 29, 1999, the trial court granted the Company's motion, awarding the Company approximately $2,100,000 in attorney's fees and expenses incurred in this action. The attorneys for the class plaintiffs appealed this decision but subsequently reached a settlement with the Company in which the Company fully recovered its costs incurred in defending this action.

Similar actions alleging price discrimination and conspiracy claims under state law are pending against many pharmaceutical manufacturers, including the Company, in various state courts and the District of Columbia. Such actions include actions purported to be brought on behalf of consumers, as well as those brought by retail pharmacists. The Company has been dismissed, or is in the process of obtaining dismissal, from all of such actions.

The Company is a defendant in an action pending in Federal District Court for the Northern District of Illinois entitled G.D. Searle & Co. v. Forest
                                          ---------------------------
Laboratories, Inc.  Plaintiff G.D. Searle asserts claims for federal and
-----------------
common law trademark infringement in respect to rights Searle alleges as to the name "Celebra" and arising from the marketing of Celexa. The action seeks injunctive relief and unspecified monetary damages. During fiscal 2000, the Company's motion to dismiss this action on the pleadings was dismissed by the trial court and discovery has commenced. The Company believes this action is without merit.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

12.  DEVELOPMENT AND MARKETING AGREEMENTS:

On June 30, 1999 the Company exercised its purchase option to terminate a royalty obligation to a private investor group on sales of Celexa for a predetermined one-time payment of $85,000,000. In fiscal years 1999 and 1998, the private investor group had reimbursed the Company a total of $38,387,000 and $21,613,000, respectively, for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. The investor group was to receive a royalty ranging from 25% to 5% on sales of Celexa beginning in November 1999 for a period of ten years. During the fiscal quarter ended September 30, 1999, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  DEVELOPMENT AND MARKETING AGREEMENTS: (Continued)

In lieu of higher royalty rates, the Company also issued five-year warrants to the investors to purchase an aggregate of 1,000,000 shares of the Company's common stock at $25.73 per share (refer to Note 10).

On March 27, 1998 the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. Subsequent to year-end, as a result of the planned merger of Warner-Lambert with a company that markets a competing SSRI, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination, the Company will pay $14,000,000 which will eliminate any future participation by Warner-Lambert in the profits of Celexa. The $14,000,000 will be expensed in the first quarter of fiscal 2001.

13.  OTHER INCOME:

Other income consists of the following:

Year ended March 31, (In thousands)         2000         1999         1998
                                         -------      -------      -------

Interest and dividends                   $12,473      $ 9,898      $ 9,542
Other income, net                          5,030       16,589        9,974
                                         -------      -------      -------
                                         $17,503      $26,487      $19,516
                                         =======      =======      =======


The Company recorded income of $3,000,000, $12,000,000 and $7,694,000 in fiscal years 2000, 1999 and 1998, respectively, from the settlement of its arbitration with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The income recognized in fiscal 1998 was net of related expenses of $2,306,000.

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  INCOME TAXES:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income before income tax expense includes income from foreign operations of $67,827,000, $20,576,000 and $4,451,000 for the years ended March 31, 2000,
1999 and 1998, respectively.

The Company has a tax holiday in Ireland, which expires in 2010. The net impact of the tax holidays in 2000, 1999 and 1998 was to increase net income and net income per share (diluted) by approximately $13,118,000 and $.15, $5,092,000 and $.06 and $2,343,000 and $.03, respectively.

The provision for income taxes consists of the following:


Year ended March 31, (In thousands)         2000         1999         1998
-----------------------------------      -------      -------     --------
Current:
 U.S. federal                            $19,566      $ 5,752      $28,455
 State and local                           4,087        3,959        4,225
 Foreign                                   6,262        2,289        2,083
                                         -------      -------      -------
                                          29,915       12,000       34,763
                                         -------      -------      -------
Deferred:
 Domestic                               (  8,949)       2,612     ( 18,351)
 Foreign                                     112        2,222          327
                                         -------      -------      -------
                                        (  8,837)       4,834     ( 18,024)
                                         -------      -------      -------
Charge in lieu of income taxes,
 relating to the tax effect of
 stock option tax deduction               23,681       16,796        1,336
                                         -------      -------      -------
                                         $44,759      $33,630      $18,075
                                         =======      =======      =======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $191,997,000 at March 31, 2000 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:


Year ended March 31, (In thousands)         2000         1999         1998
-----------------------------------      -------      -------      -------

Expected federal income taxes            $55,106      $38,781      $19,170
State and local income taxes,
 less federal income tax benefit           2,511        3,178        2,740
Net benefit of tax-exempt earnings      (  3,076)    (  3,386)    (  2,316)
Tax effect of permanent differences
  (primarily due to lower tax rates for
   operations located in foreign
   countries)                           (  9,782)    (  2,931)    (  3,532)
Other                                                (  2,012)       2,013
                                         -------      -------      -------
                                         $44,759      $33,630      $18,075
                                         =======      =======      =======

                      FOREST LABORATORIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  INCOME TAXES: (Continued)

Net deferred income taxes consist of the following:


March 31, (In thousands)                          2000        1999
                                               -------     -------

Inventory valuation                            $13,183     $ 9,926
Receivable reserves and other allowances        30,151      25,945
State and local net operating loss
  carryforwards                                  4,052       3,910
Depreciation                                  (  2,661)   (  2,757)
Amortization                                     2,734       2,232
Tax credits and other carryforwards                264         255
Accrued liabilities                              5,978       3,614
Expenses deferred for tax purposes              10,709      11,817
Employee stock option tax benefits               4,500      11,850
Other                                         (  1,769)   (  1,138)
                                               -------     -------
                                               $67,141     $65,654
                                               =======     =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):
     (In thousands, except per share data)

                                                             Diluted
                                                            earnings
                  Net sales   Gross profit    Net income   per share
                  ---------   ------------    ----------   ---------

2000
----
First quarter      $178,793       $134,060       $25,053       $0.29
Second quarter      201,357        151,069        27,950        0.32
Third quarter       234,413        175,742        31,756        0.36
Fourth quarter      258,259        196,300        27,929        0.31

1999
----
First quarter      $107,065       $ 80,150       $ 6,423       $0.08
Second quarter      127,395         95,005        10,308        0.12
Third quarter       137,462        103,322        21,518        0.25
Fourth quarter      174,344        131,312        38,924        0.45


                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Financial Condition and Liquidity
---------------------------------
During fiscal 2000 net current assets increased by $61,742,000. Increases in cash, accounts receivable, inventories and accrued expenses resulted primarily from increases in sales of the Company's principal promoted products, particularly Celexa-TM-. Celexa (citalopram HBr), the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, was launched in September 1998 and since that time has experienced rapid growth. Inventory levels have increased to meet current demand and anticipated future growth of Celexa. In addition to the Company's salesforce, Celexa has been co-promoted by the Parke-Davis division of the Warner-Lambert Company since its launch. Compensation to Warner-Lambert is included in selling, general and administrative expense based on a share of the profits generated by Celexa and any unpaid amounts are included in accrued expenses at March 31, 2000. Subsequent to year-end, as a result of Warner-Lambert's pending merger with Pfizer, marketer of a competing antidepressant product, the co-promotion arrangement was terminated effective April 30, 2000. In connection with the termination, the Company will pay $14,000,000 which will eliminate any future participation by Warner-Lambert in the profits of Celexa. The increase in license agreements, product rights and other intangible assets was the result of payments made to terminate Celexa royalty obligations. In fiscal 1998, the Company entered into an agreement pursuant to which a private investor group reimbursed the Company for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa. In fiscal years 1999 and 1998, the Company received reimbursements totaling $60,000,000. The private investor group was to receive royalties ranging from 25% to 5% on the sales of Celexa for a period of ten years beginning in November 1999 but, prior to that date, the Company exercised its option to terminate the royalty obligation for a predetermined one-time payment of $85,000,000. In separate negotiations, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000. The Company utilized a portion of its cash and marketable securities to conclude these transactions during the second quarter with a resulting increase in intangible assets.

Property, plant and equipment increased principally from the expansion of the Company's worldwide manufacturing and distribution facilities in order to meet projected demands for Celexa and future products and expansions on Long Island, New York and Jersey City, New Jersey to facilitate increased activity for research and development projects. The expansions will continue through 2002 and, when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

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

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales in fiscal 2000 increased $326,556,000 or 60% as compared to fiscal 1999. Celexa had the biggest impact on the sales increase. During fiscal 2000, sales of Celexa were $427,342,000. Celexa was launched in September 1998 and achieved sales of $91,910,000 for the period ended March 1999. Celexa, the Company's largest product, has continued to steadily gain market share, ending the fiscal year with an 11.9% share of new prescriptions in the SSRI market.
In October 1999, the Company launched Infasurf-R-, a lung surfactant for the prevention and treatment of respiratory distress syndrome in premature infants. Sales of Infasurf were $4,794,000. Tiazac-R-, which continues to experience volume growth, increased $28,495,000 or 22% in fiscal 2000. As a result of a virulent flu season, Flumadine-R- sales increased $3,931,000 or 26% from fiscal 1999. Sales of Aerobid-R-, which continues to experience competition in the inhaled steroid market, declined $28,693,000 or 31% in fiscal 2000 as compared to fiscal 1999. Sales of the Company's other products decreased $17,403,000 or 8% from fiscal 1999 due primarily to volume declines. Net sales for fiscal 1999 increased $119,180,000 or 28% from fiscal 1998. Sales of Celexa, which was launched during the September quarter, amounted to $91,910,000. Sales of Tiazac were $45,521,000 or 54% higher than the prior year, due principally to increased volume. Sales of Aerobid declined $12,429,000 or 12% primarily as a result of continuing competition in the inhaled steroid market. During the first quarter of fiscal 1999, the Company discontinued shipments of propranolol, one of its generic products, because of manufacturing difficulties. During fiscal 1998,sales of propranolol amounted to $16,704,000. Sales of the Company's other products were $10,882,000 higher in fiscal 1999 as compared to fiscal 1998 primarily due to price increases.

Contract revenue includes the Company's share of profits and royalties from sales of Climara-R-, a transdermal estrogen product, which amounted to $8,976,000 in fiscal 2000, $12,848,000 in fiscal 1999 and $6,489,000 in fiscal 1998. In fiscal years 1999 and 1998, contract revenue also includes $38,387,000 and $21,613,000, respectively, from the Company's arrangement with a private investor group to reimburse the Company for certain expenses incurred in connection with Celexa (refer to Note 12 of the consolidated financial statements).

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Other income for fiscal years 2000, 1999 and 1998 includes $3,000,000, $12,000,000 and $7,694,000 net of related expenses, respectively, from the settlement with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol-R-. The balance of other income was principally interest earned on invested funds for each of the years presented.

Cost of sales as a percentage of sales was 25% in fiscal 2000, unchanged from fiscal 1999, and 24% in fiscal 1998. The increase during fiscal 1999 from the prior fiscal year was due principally to a change in product mix.

Selling, general and administrative expenses increased $130,844,000 during fiscal 2000. The increase was principally due to marketing, promotional and selling activities related to Celexa, including co-promotion fees payable to the Parke-Davis division of the Warner-Lambert Company. No co-promotion fees were earned in fiscal 1999. In addition, as a result of the anticipated merger between the Warner-Lambert Company and Pfizer Inc., the Company expanded its salesforce in order to take over the full promotion of Celexa after the termination of the co-promotion agreement. The expansion, from approximately 850 to 1,425 representatives and managers, was begun in the third quarter of fiscal 2000 and was completed in the first quarter of fiscal 2001.
During the third and fourth quarters, the Company incurred both the costs of the increased salesforce and the co-promotion fees to Warner-Lambert. The Company believes that the elimination of payments to Warner-Lambert in the future will more than offset the costs of the salesforce expansion. The increase in selling, general and administrative expenses in fiscal 1999 as compared to fiscal 1998, was principally due to the costs associated with the launch of Celexa. This included the full year's impact of the expansion of the Company's U.S. salesforce by 200 representatives, which was begun in fiscal 1998 in anticipation of Celexa's launch. A portion of these expenses, together with certain research and development expenses related to Celexa, for both fiscal years 1999 and 1998, were reimbursed by the private investor group, as discussed above.

                   FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The increase in research and development expense during fiscal 2000 as Compared to fiscal 1999, was due primarily to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products in various stages of development. Research and development expense decreased in fiscal 1999 as compared to fiscal 1998, because fiscal 1998 included a charge of $32,250,000 resulting from the Company's license of certain products from H. Lundbeck A/S, which were in early stages of development. (Refer to Note 3 of the consolidated financial statements.)

Income tax expense as a percentage of income before taxes was 28%, 30% and 33% in fiscal years 2000, 1999 and 1998, respectively. The decreases resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profits are subject to a favorable tax rate.

The Company expects to continue its profitability into fiscal 2001 with continued growth in its principal promoted products.

Inflation has not had a material effect on the Company's operations for the periods presented.


Forward Looking Statements
--------------------------
Except for the historical information contained herein, the Management Discussion and other portions of this annual report contain forward looking statements that involve a number or risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because the Company had no debt and only minimal foreign currency transactions, there was no material impact on earnings of fluctuations in interest and currency exchange rates.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------

Forest Laboratories, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Form S-8, filed with the Securities and Exchange Commission on October 28, 1994 and October 18, 1998 and Form S-3 filed with the Securities and Exchange Commission on November 30, 1993, respectively, of our reports dated May 1, 2000 on the consolidated financial statements and schedule of Forest Laboratories, Inc. appearing in the Annual Report on Form 10-K as of and for the year ended March 31, 2000.



/s/BDO Seidman, LLP
-------------------------
BDO Seidman, LLP


New York, New York
June 29, 2000