Form 10-Q
period 2000-06-30
FOREST LABORATORIES INC
filed 2000-08-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                    __________________________________

(Mark One)
  ---
/  X /              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

  ---
/    /              TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
 ---                SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to __________________________________


                               Commission File No. 1-5438

                                FOREST LABORATORIES, INC.
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                           11-1798614
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

909 Third Avenue
----------------
New York, New York                                             10022-4731
------------------                                          -----------------
(address of principal                                          (Zip Code)
  executive office)

Registrant's telephone number, including area code            212-421-7850
                                                            -----------------

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

Number of shares outstanding of Registrant's Common Stock as of August 14, 2000: 87,260,980.

PART I - FINANCIAL INFORMATION
------------------------------

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                June 30, 2000
(In thousands)                                   (Unaudited)     March 31, 2000
                                                -------------    --------------

ASSETS
------

Current assets:
  Cash (including cash equivalent investments
    of $297,852 in June and $299,673
    in March)                                    $  301,749        $  302,600

  Marketable securities                              37,475            35,019

  Accounts receivable, less allowances of
    $12,058 in June and $10,698 in March             79,547            60,570

  Inventories                                       174,286           177,798

  Deferred income taxes                             110,691            49,568

  Refundable income taxes                            11,321            11,321

  Other current assets                                9,277             8,357
                                                 ----------        ----------
       Total current assets                         724,346           645,233
                                                 ----------        ----------
Marketable securities                                13,175            17,619
                                                 ----------        ----------
Property, plant and equipment                       167,464           162,536
  Less: accumulated depreciation                     47,857            45,520
                                                 ----------        ----------
                                                    119,607           117,016
                                                 ----------        ----------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $9,521 in June and
    $9,368 in March                                  15,438            15,591

  License agreements, product rights
    and other intangible assets, less accumulated
    amortization of $126,919 in June and
    $119,307 in March                               255,063           262,676

  Deferred income taxes                              14,487            19,435

  Other                                              20,099            20,072
                                                 ----------        ----------
       Total other assets                           305,087           317,774
                                                 ----------        ----------
          TOTAL ASSETS                           $1,162,215        $1,097,642
                                                 ==========        ==========

See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                June 30, 2000
(In thousands, except for par values)            (Unaudited)     March 31, 2000
                                                -------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                               $   54,191        $   71,976

  Accrued expenses                                   68,484            94,523

  Income taxes payable                               34,569            44,591
                                                 ----------        ----------
       Total current liabilities                    157,244           211,090
                                                 ----------        ----------
Deferred income taxes                                 1,367             1,862
                                                 ----------        ----------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized 1,000;
    no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 104,943 shares in June
    and 102,364 shares in March                      10,494            10,236

  Capital in excess of par                          519,032           427,318

  Retained earnings                                 773,280           745,022

  Accumulated other comprehensive loss          (    15,445)      (    14,312)
                                                 ----------        ----------
                                                  1,287,361         1,168,264

  Less common stock in treasury,
    at cost (17,705 shares in June
    and 17,703 shares in March)                     283,757           283,574
                                                 ----------        ----------
       Total shareholders' equity                 1,003,604           884,690
                                                 ----------        ----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                   $1,162,215        $1,097,642
                                                 ==========        ==========


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                      Three Months Ended
(In thousands, except per share amounts)                   June 30,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------

Net sales                                          $259,227        $178,793

Other income                                          6,664           8,101
                                                   --------        --------
                                                    265,891         186,894
                                                   --------        --------
Costs and expenses:
  Cost of goods sold                                 63,941          44,733

  Selling, general and administrative               139,111          92,120

  Research and development                           23,373          14,505
                                                   --------        --------
                                                    226,425         151,358
                                                   --------        --------
Income before income taxes                           39,466          35,536

Income tax expense                                   11,208          10,483
                                                   --------        --------
Net income                                         $ 28,258        $ 25,053
                                                   ========        ========
Net income per common and
  common equivalent share:
    Basic                                              $.33            $.30
                                                       ====            ====
    Diluted                                            $.31            $.29
                                                       ====            ====
Weighted average number of
  common and common equivalent
  shares outstanding:
    Basic                                            85,732          83,361
                                                     ======          ======
    Diluted                                          90,182          87,429
                                                     ======          ======


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                    -----------------------
                                                      2000            1999
(In thousands)                                      -------         -------



Net income                                          $28,258         $25,053

Other comprehensive loss                           (  1,133)       (  3,518)
                                                    -------         -------
Comprehensive income                                $27,125         $21,535
                                                    =======         =======


See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                   ------------------------
(In thousands)                                       2000            1999
                                                   --------        --------

Cash flows from operating activities:
  Net income                                       $ 28,258        $ 25,053
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:

     Depreciation                                     2,466           1,841
     Amortization                                     7,765           3,546
     Deferred income tax expense (benefit)        (     287)            790
     Foreign currency transactions gain           (     237)       (    642)
     Net change in operating assets and
      liabilities:
        Decrease (increase) in:
          Accounts receivable, net                (  18,977)         13,461
          Inventories                                 3,512       (   6,037)
          Refundable income taxes                                       710
          Other current assets                    (     920)      (   1,195)
        Increase (decrease) in:
          Accounts payable                        (  17,785)      (   6,202)
          Accrued expenses                        (  26,039)         13,418
          Income taxes payable                    (  10,022)          4,421
        Increase in other assets                  (      27)      (     216)
                                                   --------        --------
           Net cash provided by (used in)
             operating activities                 (  32,293)         48,948
                                                   --------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
    net                                           (   5,170)      (   4,287)
  Purchase of marketable securities
    Available-for-sale
  Redemption of marketable securities
    Available-for-sale                                1,988           7,399
  Purchase of license agreements, product
    rights and other intangible assets                            (  53,951)
                                                   --------        --------
           Net cash used in
             investing activities                 (   3,182)      (  50,839)
                                                   --------        --------



                               - Continued -

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -
                                                      Three Months Ended
(In thousands)                                             June 30,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans                                   $ 32,718        $  1,265

  Tax benefit realized from the exercise of
    stock options by employees                        2,688
                                                   --------        --------
           Net cash provided by financing
             activities                              35,406           1,265
                                                   --------        --------
Effect of exchange rate changes on cash           (     782)      (   1,669)
                                                   --------        --------
Decrease in cash and cash equivalents             (     851)      (   2,295)
Cash and cash equivalents, beginning of
  period                                            302,600         200,968
                                                   --------        --------
Cash and cash equivalents, end of period           $301,749        $198,673
                                                   ========        ========
Supplemental disclosures of cash flow
 information: (In thousands)

Cash paid during the period for:
  Income taxes                                      $18,935          $4,647



See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2.   Inventories
     -----------
     Inventories consist of the following:

                                         June 30, 2000
      (In thousands)                      (Unaudited)        March 31, 2000
                                         -------------       --------------

      Raw materials                         $ 48,665            $ 35,976
      Work in process                          4,530              12,766
      Finished goods                         121,091             129,056
                                            --------            --------
                                            $174,286            $177,798
                                            ========            ========

3.   Terminated Development and Marketing Agreement
     ----------------------------------------------
     On March 27, 1998 the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa-TM-. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. As a result of the planned merger of Warner-Lambert with a company that markets a competing SSRI, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination the Company paid $14,000,000, included in selling, general and administrative expenses, which eliminated any future participation by Warner-Lambert in the profits of Celexa.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

4.   Net income per share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                           June 30, 2000    June 30, 1999
                                           -------------    -------------

     Basic                                     85,732           83,361
     Effect of assumed conversion of
       employee stock options and warrants      4,450            4,068
                                               ------           ------
     Diluted                                   90,182           87,429
                                               ======           ======

     There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended June 30, 2000 as none were anti-dilutive. Options and warrants to purchase approximately 445,800 shares of common stock at an exercise price of $48.34 per share were outstanding during a portion of the three-month period ended June 30, 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
---------------------------------

Net current assets increased by $132,959,000 from March 31, 2000. The increase in accounts receivable resulted primarily from increases in sales of the Company's principal promoted products, particularly Celexa-TM- (citalopram HBr), the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression. Accrued expenses decreased due to the termination, effective April 30, 2000, of the Company's co-promotion agreement with Warner-Lambert. At March 31, 2000, accrued expenses included the co-promotion fees payable to Warner-Lambert for that period. During the current quarter, the Company paid Warner-Lambert all its earned co-promotion fees through April 30 and a $14,000,000 termination payment that will eliminate any future participation by Warner-Lambert in the profits of Celexa. The increases to deferred income taxes and capital in excess of par were due primarily to the tax benefits derived from the exercise of stock options by employees.

Property, plant and equipment increased principally from the expansion of the Company's worldwide manufacturing and distribution facilities in order to meet projected demands for Celexa and future products and expansions on Long Island, New York to facilitate increased activity for research and development projects. The expansions will continue through 2002 and when complete, should adequately meet the Company's foreseeable needs for manufacturing, warehousing and distribution and research activities.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations
---------------------

Net sales increased $80,434,000 or 45% as compared to the same period last year. Celexa continued its strong growth, achieving sales of $149,850,000, an increase of $72,338,000 or 93%, from the prior year's first quarter. At June 30, 2000, Celexa had achieved a 12.5% share of new prescriptions in the SSRI market. Sales of Infasurf-R-, the Company's lung surfactant for the prevention and treatment of respiratory distress syndrome in premature infants, which was launched during the third quarter of fiscal 2000, amounted to $2,893,000. Sales of the Company's other products increased $5,203,000 due primarily to the continued growth of Tiazac-R-.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

Other income decreased from the same period last year primarily because last year's quarter included the final installment of the Company's settlement with Pharmacia & Upjohn. Interest income was higher in the current quarter as compared to last year as a result of more funds being available for investment.

Cost of sales as a percentage of sales was 25% in the quarter, unchanged from the same period last year.

Selling, general and administrative expenses were $46,991,000 higher during the current quarter than the same period last year. The current quarter included the costs of the Company's newly expanded salesforce as well as co-promotion fees and the termination payment to Warner-Lambert. During the second half of fiscal 2000, the Company increased its salesforce by almost 70%, from 850 representatives and managers to 1,425 persons. This expansion was necessitated by the termination of the co-promotion arrangement with Warner-Lambert. The termination payment to Warner-Lambert of $14,000,000 will eliminate any future participation by Warner-Lambert in the profits of Celexa.

The increase in research and development expense during the current quarter as compared to the same period last year, was due primarily to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the quarter, particular emphasis was placed on clinical studies for Escitalopram oxalate, the single enantiomer form of Celexa and the Company's oxycodone/ibuprofen combination for pain, both of which are presently in Phase III clinical trials.

Income tax expense as a percentage of income before taxes was 28% for the quarter as compared to 29% during the same period last year. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed foreign operations. Celexa is licensed and manufactured in Ireland and a portion of its profits are subject to a favorable tax rate.

The Company expects to continue its profitability during the current fiscal year with continued growth of Celexa and its other principal promoted products.

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

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, for a description of certain legal proceedings to which the Company is a party.

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


Date:  August 14, 2000




                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)




                                  /s/ Kenneth E. Goodman
                                  ----------------------
                                  Kenneth E. Goodman
                                  President and Chief
                                  Operating Officer




                                  /s/ John E. Eggers
                                  ----------------------
                                  John E. Eggers
                                  Vice President-Finance and
                                  Chief Financial Officer