Form 10-Q
period 2000-09-30
FOREST LABORATORIES INC
filed 2000-11-14
CIK 38074

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       __________________________________

(Mark One)
  ---
/  X /             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---               SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

  ---
/    /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to  __________________________________


                           Commission File No. 1-5438

                            FOREST LABORATORIES, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                             11-1798614
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

909 Third Avenue
----------------
New York, New York                                              10022-4731
------------------                                            --------------
(address of principal                                           (Zip Code)
  executive office)

Registrant's telephone number, including area code             212-421-7850
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

Number of shares outstanding of Registrant's Common Stock as of November 14, 2000: 87,645,310.

PART I - FINANCIAL INFORMATION
------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                            September 30, 2000
(In thousands)                                  (Unaudited)     March 31, 2000
                                            ------------------  --------------

ASSETS
------

Current assets:
  Cash (including cash equivalent
    investments of $305,304 in September
    and $299,673 in March)                      $  313,821        $  302,600

  Marketable securities                             47,607            35,019

  Accounts receivable, less allowances of
    $12,862 in September and $10,698 in
    March                                           70,616            60,570

  Inventories                                      197,751           177,798

  Deferred income taxes                            101,412            49,568

  Refundable income taxes                           11,321            11,321

  Other current assets                               7,291             8,357
                                                ----------        ----------
       Total current assets                        749,819           645,233
                                                ----------        ----------
Marketable securities                               14,165            17,619
                                                ----------        ----------
Property, plant and equipment                      174,750           162,536
  Less: accumulated depreciation                    50,170            45,520
                                                ----------        ----------
                                                   124,580           117,016
                                                ----------        ----------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $9,681 in September and
    $9,368 in March                                 15,278            15,591

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $135,162 in
    September and $119,307 in March                269,277           262,676

  Deferred income taxes                             14,207            19,435

  Other                                             25,149            20,072
                                                ----------        ----------
       Total other assets                          323,911           317,774
                                                ----------        ----------
          TOTAL ASSETS                          $1,212,475        $1,097,642
                                                ==========        ==========

See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                            September 30, 2000
(In thousands, except for par values)           (Unaudited)     March 31, 2000
                                            ------------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                              $   43,749        $   71,976

  Accrued expenses                                  77,706            94,523

  Income taxes payable                              30,386            44,591
                                                ----------        ----------
      Total current liabilities                    151,841           211,090
                                                ----------        ----------
Deferred income taxes                                1,320             1,862
                                                ----------        ----------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized
    1,000; no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 105,144 shares in
    September and 102,364 shares in March           10,514            10,236

  Capital in excess of par                         528,136           427,318

  Retained earnings                                825,018           745,022

  Accumulated other comprehensive loss        (     20,121)     (     14,312)
                                                ----------        ----------
                                                 1,343,547         1,168,264

  Less common stock in treasury,
    at cost (17,709 shares in September
    and 17,703 shares in March)                    284,233           283,574
                                                ----------        ----------
      Total shareholders' equity                 1,059,314           884,690
                                                ----------        ----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $1,212,475        $1,097,642
                                                ==========        ==========


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except               Three Months Ended       Six Months Ended
 per share amounts)                    September 30,           September 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------

Net sales                          $280,963    $201,357    $540,190    $380,150

Other income                          6,681       4,947      13,345      13,048
                                   --------    --------    --------    --------
                                    287,644     206,304     553,535     393,198
                                   --------    --------    --------    --------
Costs and expenses:
  Cost of goods sold                 69,931      50,288     133,872      95,021

  Selling, general and
   administrative                   120,369     100,780     259,480     192,900

  Research and development           25,486      15,635      48,859      30,140
                                   --------    --------    --------    --------
                                    215,786     166,703     442,211     318,061
                                   --------    --------    --------    --------
Income before income taxes           71,858      39,601     111,324      75,137

Income tax expense                   20,120      11,651      31,328      22,134
                                   --------    --------    --------    --------
Net income                         $ 51,738    $ 27,950    $ 79,996    $ 53,003
                                   ========    ========    ========    ========
Net income per common
 and common equivalent share:
   Basic                               $.59        $.33        $.92        $.64
                                       ====        ====        ====        ====
   Diluted                             $.57        $.32        $.88        $.61
                                       ====        ====        ====        ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                             87,331      83,465      86,538      83,403
                                     ======      ======      ======      ======
   Diluted                           91,346      87,531      90,673      87,490
                                     ======      ======      ======      ======


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)

(In thousands)                      Three Months Ended       Six Months Ended
                                       September 30,           September 30,
                                    -------------------     -------------------
                                      2000        1999        2000        1999
                                    -------     -------     -------     -------

Net income                          $51,738     $27,950     $79,996     $53,003

Other comprehensive income (loss)  (  4,676)      3,253    (  5,809)   (    265)
                                    -------     -------     -------     -------
Comprehensive income                $47,062     $31,203     $74,187     $52,738
                                    =======     =======     =======     =======


See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           Six Months Ended
(In thousands)                                               September 30,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------

Cash flows from operating activities:
  Net income                                            $ 79,996      $ 53,003
  Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                                          5,008         3,802
     Amortization                                         16,168         7,776
     Deferred income tax expense                             364        12,272
     Foreign currency transactions loss (gain)                16     (     671)
     Tax benefit realized from the exercise of
       stock options by employees                         15,705
     Net change in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                      (  10,046)        1,278
         Inventories                                   (  19,953)    (   8,748)
         Refundable income taxes                                         1,090
         Other current assets                              1,066     (     942)
       Increase (decrease) in:
         Accounts payable                              (  28,227)    (  21,587)
         Accrued expenses                              (  16,817)       21,284
         Income taxes payable                          (  14,205)    (   1,160)
       Increase in other assets                        (   5,077)    (   2,116)
                                                        --------      --------
           Net cash provided by
             operating activities                         23,998        65,281
                                                        --------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment, net       (  12,842)    (  13,196)
  Purchase of marketable securities
     Available-for-sale                                (  11,121)
  Redemption of marketable securities
     Available-for-sale                                    1,987        16,430
  Purchase of license agreements, product rights
     and other intangible assets                       (  22,545)    (  96,310)
                                                        --------      --------
           Net cash used in
             investing activities                      (  44,521)    (  93,076)
                                                        --------      --------


                               - Continued -

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -

                                                           Six Months Ended
(In thousands)                                               September 30,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------

Cash flows from financing activities:
  Net proceeds from common stock options exercised
    by employees under stock option plans               $ 37,210      $  3,282
                                                        --------      --------

Effect of exchange rate changes on cash                (   5,466)          541
                                                        --------      --------
Increase (decrease) in cash and cash equivalents          11,221     (  23,972)
Cash and cash equivalents, beginning of period           302,600       200,968
                                                        --------      --------
Cash and cash equivalents, end of period                $313,821      $176,996
                                                        ========      ========
Supplemental disclosures of cash flow information:
  (In thousands)

Cash paid during the period for:
  Income taxes                                           $29,587       $10,382


See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2.   Inventories
     -----------
     Inventories consist of the following:

                                    September 30, 2000
     (In thousands)                    (Unaudited)        March 31, 2000
                                    ------------------    --------------
     Raw materials                       $ 73,098            $ 35,976
     Work in process                        5,697              12,766
     Finished goods                       118,956             129,056
                                         --------            --------
                                         $197,751            $177,798
                                         ========            ========


3.   Terminated Development and Marketing Agreement
     ----------------------------------------------
     On March 27, 1998 the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa-TM-. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. As a result of the planned merger of Warner-Lambert with a company that markets a competing SSRI, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination the Company paid $14,000,000 in the first quarter of fiscal 2001, included in selling, general and administrative expenses, which eliminated any future participation by Warner-Lambert in the profits of Celexa.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

4.   Net income per share
     --------------------
     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                     ------------------       -----------------
                                      2000        1999         2000       1999
                                     ------      ------       ------     ------

     Basic                           87,331      83,465       86,538     83,403
     Effect of assumed conversion
       of employee stock options
       and warrants                   4,015       4,066        4,135      4,087
                                     ------      ------       ------     ------
     Diluted                         91,346      87,531       90,673     87,490
                                     ======      ======       ======     ======


     There were no options or warrants excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2000 as none were anti-dilutive. Options and warrants to purchase approximately 342,100 shares of common stock at an exercise price of $98.69 per share that were outstanding during a portion of the six-month period ended September 30, 2000 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase approximately 353,000 shares of common stock at exercise prices ranging from $49.16 to $50.16 per share and 795,800 shares of common stock at exercise prices ranging from $48.34 to $50.16 per share that were outstanding during a portion of the three and six-month periods ended September 30, 1999, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2008.

5.   Recently Issued Accounting Standard
     -----------------------------------
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
---------------------------------
Net current assets increased by $163,835,000 from March 31, 2000 due to on-going operations, particularly the continued strong performance of Celexa-TM- (citalopram HBr), the Company's selective serotonin reuptake inhibitor "SSRI") for the treatment of depression. Accrued expenses decreased due to the termination, effective April 30, 2000, of the Company's co-promotion agreement with Warner-Lambert. At March 31, 2000, accrued expenses included the co-promotion fees payable to Warner-Lambert for that period. During the first quarter, the Company paid Warner-Lambert all its earned co-promotion fees through April 30 and a $14,000,000 termination payment that eliminated any future participation by Warner-Lambert in the profits of Celexa. The increase in license agreements, product rights and other intangible assets was due primarily to the agreement the Company entered into during the current quarter with Rotta Research Laboratorium S.p.A. of Italy for Dexloxiglumide, a compound under development used for the treatment of constipation-prone irritable bowel syndrome. The increases to deferred income taxes and capital in excess of par were due primarily to the tax benefits derived from the exercise of stock options by employees.

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

Results of Operations
---------------------
Net sales for the three-month period ended September 30, 2000 rose 40% to $280,963,000, an increase of $79,606,000 from the same period last year. Celexa continued its strong growth, achieving sales of $168,609,000, an increase of $71,148,000 or 73%, from the prior year's second quarter. During the quarter Celexa's share of the SSRI market increased to 13.5% of new prescriptions from 12.5% of new prescriptions at June 30, 2000. Sales of Infasurf-R-, the Company's lung surfactant for the prevention and treatment of respiratory distress syndrome in premature infants, which was launched during the third quarter of fiscal 2000, amounted to $3,291,000, an increase of $2,819,000 from the same period last year. Sales of the Company's other products increased $5,639,000 due primarily to the continued growth of Tiazac-R-.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

Net sales for the six-month period ended September 30, 2000 rose 42% to $540,190,000, an increase of $160,040,000 from the same period last year. Sales of Celexa and Infasurf accounted for $143,486,000 and $5,712,000 of the increase, respectively. Sales of the Company's other products increased by $10,842,000 primarily the result of volume increases for Tiazac.

The increase in other income in each of the periods presented was due primarily to increases in interest income as a result of more funds being available for investment. The increase for the six-month period ended September 30, 2000 was offset by the decline in other income reported during the first quarter which resulted primarily because last year's first quarter included the final installment of the Company's settlement with Pharmacia & Upjohn.

Cost of sales as a percentage of sales was 25% for the current quarter and for the six-month period ending September 30, 2000, unchanged from the same periods last year.

Selling, general and administrative expenses increased $19,589,000 and $66,580,000, respectively, during the three and six-month periods ended September 30, 2000, from the same periods last year. The increases were due primarily to activities that related to Celexa. During the second half of fiscal 2000, the Company increased its salesforce by almost 70%, from 850 representatives and managers to 1,425 persons. This expansion was necessitated by the termination of the co-promotion arrangement with Warner-Lambert. The termination payment to Warner-Lambert of $14,000,000 eliminated any future participation by Warner-Lambert in the profits of Celexa.

Research and development expenses increased $9,851,000 and $18,719,000, respectively, during the three and six-month periods ended September 30, 2000, from the same periods last year. The increases were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the quarter, particular emphasis was placed on clinical studies for Escitalopram oxalate, the Company's single enantiomer form of Celexa, and the Company's oxycodone/ibuprofen combination for pain, both of which are presently in Phase III clinical trials. The Company has several other products in clinical trials including Lu25-109 (aldamoline) for urinary incontinence which is completing Phase II and Lu28-179 (siramesine), for anxiety, now in Phase II testing.

Income tax expense as a percentage of income before taxes was 28% for the three and six-month periods ended September 30, 2000 as compared to 29% for the same periods last year. The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed foreign operations. Celexa is licensed and manufactured in Ireland and a portion of its profits is subject to a favorable tax rate.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because the Company had no debt and only minimal foreign currency transactions, there was no material impact on earnings from fluctuations in interest and currency exchange rates.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
        -----------------
        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, for a description of certain legal proceedings to which the Company is a party.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        (a) The registrant held its annual meeting of stockholders on August 14, 2000.

        (b)  N/A

        (c) At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. In addition, holders of the registrant's Common Stock voted for the ratification of the 2000 Stock Option Plan as well as BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 2001.

             At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:


                                                                         Withhold    Broker
                    Matter                For       Against   Abstain    Authority   Non-Votes

              Election of Directors:
                Howard Solomon         74,052,852                         1,188,184
                Kenneth E. Goodman     74,093,798                         1,106,292
                Phillip M. Satow       74,076,939                         1,140,010
                William J. Candee III  74,029,769                         1,234,350
                George S. Cohan        74,185,458                           922,972
                Dan L. Goldwasser      74,215,285                           863,318
                Lester B. Salans       74,248,286                           797,316

               Ratification of
               2000 Stock Option Plan  46,700,312  28,088,972  255,093

               Ratification of
               Independent Public
               Accountants:            74,907,720      50,322   86,335


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (b) Reports on Form 8-K.  None

        Exhibit 27.  Financial Data Schedule

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2000




                                  Forest Laboratories, Inc.
                                  -------------------------
                                  (Registrant)




                                  /s/ Kenneth E. Goodman
                                  ------------------------------
                                  Kenneth E. Goodman
                                  President and Chief
                                  Operating Officer




                                  /s/ John E. Eggers
                                  -------------------------------
                                  John E. Eggers
                                  Vice President-Finance and
                                  Chief Financial Officer