Form 10-Q
period 2000-12-31
FOREST LABORATORIES INC
filed 2001-02-14
CIK 38074

FORM  10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                    __________________________________

(Mark One)
  ---
/  X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

  ---
/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---           THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to _______________________________


                        Commission File No. 1-5438

                         FOREST LABORATORIES, INC.
__________________________________________________________________________
              (Exact name of registrant as specified in its charter)

            Delaware                                        11-1798614
________________________________                        __________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

909 Third Avenue
_________________
New York, New York                                           10022-4731
_____________________                                        __________
(address of principal                                        (Zip Code)
  executive office)

Registrant's telephone number, including area code          212-421-7850
                                                            ____________

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

Number of shares outstanding of Registrant's Common Stock as of February 14, 2001: 176,174,972.

 PART I - FINANCIAL INFORMATION
 ------------------------------

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                            December 31, 2000
(In thousands)                                 (Unaudited)        March 31, 2000
                                            -----------------     --------------

 ASSETS
 ------

Current assets:
  Cash (including cash equivalent
    investments of $414,303 in December
    and $299,673 in March)                      $  419,048          $  302,600

  Marketable securities                             39,864              35,019

  Accounts receivable, less allowances of
    $12,010 in December and $10,698 in
    March                                           72,996              94,903

  Inventories                                      250,162             177,798

  Deferred income taxes                             44,102              49,568

  Refundable income taxes                           40,518              11,321

  Other current assets                              11,977               8,357
                                                ----------          ----------
       Total current assets                        878,667             679,566
                                                ----------          ----------
Marketable securities                               30,743              17,619
                                                ----------          ----------
Property, plant and equipment                      181,982             162,536
  Less: accumulated depreciation                    52,870              45,520
                                                ----------          ----------
                                                   129,112             117,016
                                                ----------          ----------
Other assets:
  Excess of cost of investment in subsidiaries
    over net assets acquired, less accumulated
    amortization of $9,837 in December and
    $9,368 in March                                 15,122              15,591

  License agreements, product rights
    and other intangible assets, less
    accumulated amortization of $143,089 in
    December and $119,307 in March                 262,894             262,676

  Deferred income taxes                             13,754              19,435

  Other                                             24,582              20,072
                                                ----------          ----------
       Total other assets                          316,352             317,774
                                                ----------          ----------
          TOTAL ASSETS                          $1,354,874          $1,131,975
                                                ==========          ==========


See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                            December 31, 2000
(In thousands, except for par values)          (Unaudited)        March 31, 2000
                                            -----------------     --------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
  Accounts payable                              $   63,510          $   71,976

  Accrued expenses                                 128,237             128,856

  Income taxes payable                              19,504              44,591
                                                ----------          ----------
       Total current liabilities                   211,251             245,423
                                                ----------          ----------
Deferred income taxes                                1,287               1,862
                                                ----------          ----------
Shareholders' equity:
  Series A junior participating preferred
    stock, $1.00 par; shares authorized
    1,000; no shares issued or outstanding

  Common stock, $.10 par; shares authorized
    500,000; issued 211,467 shares in
    December and 204,728 shares in March            21,147              20,473

  Capital in excess of par                         532,699             417,081

  Retained earnings                                890,931             745,022

  Accumulated other comprehensive loss         (    16,401)        (    14,312)
                                                ----------          ----------
                                                 1,428,376           1,168,264

  Less common stock in treasury,
    at cost (35,448 shares in December
    and 35,406 shares in March)                    286,040             283,574
                                                ----------          ----------
       Total shareholders' equity                1,142,336             884,690
                                                ----------          ----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $1,354,874          $1,131,975
                                                ==========          ==========


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except              Three Months Ended        Nine Months Ended
 per share amounts)                   December 31,              December 31,
                                   -------------------      -------------------
                                     2000       1999          2000       1999
                                   --------   --------      --------   --------

Net sales                          $310,086   $234,413      $850,276   $614,563

Other income                          7,643      6,432        20,988     19,480
                                   --------   --------      --------   --------
                                    317,729    240,845       871,264    634,043
                                   --------   --------      --------   --------
Costs and expenses:
  Cost of goods sold                 73,855     58,671       207,727    153,692

  Selling, general and
   administrative                   125,947    119,732       385,427    312,632

  Research and development           26,381     17,747        75,240     47,887
                                   --------   --------      --------   --------
                                    226,183    196,150       668,394    514,211
                                   --------   --------      --------   --------
Income before income taxes           91,546     44,695       202,870    119,832

Income tax expense                   25,633     12,939        56,961     35,073
                                   --------   --------      --------   --------
Net income                         $ 65,913   $ 31,756      $145,909   $ 84,759
                                   ========   ========      ========   ========
Net income per common
 and common equivalent share:
   Basic                               $.38       $.19          $.84       $.51
                                       ====       ====          ====       ====
   Diluted                             $.36       $.18          $.80       $.48
                                       ====       ====          ====       ====
Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                            175,667    167,742       173,941    167,106
                                    =======    =======       =======    =======
   Diluted                          184,225    175,602       182,731    175,170
                                    =======    =======       =======    =======


See notes to condensed consolidated financial statements.

                  FOREST LABORATORIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)

(In thousands)                      Three Months Ended       Nine Months Ended
                                       December 31,             December 31,
                                    ------------------      -------------------
                                      2000       1999         2000        1999
                                    -------    -------      --------    -------

Net income                          $65,913    $31,756      $145,909    $84,759

Other comprehensive income (loss)     3,720   (  4,772)    (   2,089)  (  5,037)
                                    -------    -------      --------    -------
Comprehensive income                $69,633    $26,984      $143,820    $79,722
                                    =======    =======      ========    =======


See notes to condensed consolidated financial statements.

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Nine Months Ended
(In thousands)                                           December 31,
                                                    ---------------------
                                                      2000         1999
                                                    --------     --------

Cash flows from operating activities:
  Net income                                        $145,909     $ 84,759
  Adjustments to reconcile net income to
    net cash provided by operating activities:

     Depreciation                                      7,690        5,817
     Amortization                                     24,251       13,494
     Deferred income tax expense                       2,020       12,128
     Foreign currency transactions loss (gain)           157    (   1,108)
     Tax benefit realized from the exercise of
       stock options by employees                     79,849       12,240
     Net change in operating assets and
       liabilities:
        Decrease (increase) in:
          Accounts receivable, net                    21,907    (   9,671)
          Inventories                              (  72,364)   (  24,130)
          Refundable income taxes                  (  29,197)   (     398)
          Other current assets                     (   3,620)         267
        Increase (decrease) in:
          Accounts payable                         (   8,466)   (  28,344)
          Accrued expenses                         (     619)      45,870
          Income taxes payable                     (  25,087)   (   1,229)
        Increase in other assets                   (   4,510)   (   2,421)
                                                    --------     --------
           Net cash provided by
             operating activities                    137,920      107,274
                                                    --------     --------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment, net                                 (  19,947)   (  19,672)
  Purchase of marketable securities
    Available-for-sale                             (  27,668)
  Redemption of marketable securities
    Available-for-sale                                 9,699       26,535
  Purchase of license agreements, product
    rights and other intangible assets             (  24,030)   ( 100,231)
                                                    --------     --------
           Net cash used in
             investing activities                  (  61,946)   (  93,368)
                                                    --------     --------


                               - Continued -

                 FOREST LABORATORIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                               - Continued -

                                                      Nine Months Ended
(In thousands)                                           December 31,
                                                    ---------------------
                                                      2000         1999
                                                    --------     --------

Cash flows from financing activities:
  Net proceeds from common stock options
    exercised by employees under stock
    option plans                                    $ 42,529     $ 12,717
                                                    --------     --------

Effect of exchange rate changes on cash            (   2,055)   (   1,845)
                                                    --------     --------
Increase in cash and cash equivalents                116,448       24,778
Cash and cash equivalents, beginning of period       302,600      200,968
                                                    --------     --------
Cash and cash equivalents, end of period            $419,048     $225,746
                                                    ========     ========
Supplemental disclosures of cash flow
  information: (In thousands)

Cash paid during the period for:
  Income taxes                                       $29,607      $13,046



See notes to condensed consolidated financial statements.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     Certain amounts as previously reported have been reclassified to conform to current classifications.

2.   Inventories
     -----------
     Inventories consist of the following:

                                         December 31, 2000
     (In thousands)                         (Unaudited)       March 31, 2000
                                         -----------------    --------------
     Raw materials                            $112,796           $ 35,976
     Work in process                             5,036             12,766
     Finished goods                            132,330            129,056
                                              --------           --------
                                              $250,162           $177,798
                                              ========           ========


3.   Terminated Co-Marketing Agreement
     ----------------------------------------------
     On March 27, 1998 the Company entered into an agreement with the Parke-Davis division of the Warner-Lambert Company to co-promote Celexa-TM-. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. As a result of the planned merger of Warner-Lambert with a company that markets a competing SSRI, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination the Company paid $14,000,000 in the first quarter of fiscal 2001, included in selling, general and administrative expenses, which eliminated any future participation by Warner-Lambert in the profits of Celexa.

                FOREST LABORATORIES, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

4.   Net income per share
     --------------------

     A reconciliation of shares used in calculating basic and diluted net income per share follows (in thousands):

                                     Three Months Ended     Nine Months Ended
                                        December 31,           December 31,
                                     ------------------     ------------------
                                       2000       1999        2000       1999
                                     -------    -------     -------    -------

     Basic                           175,667    167,742     173,941    167,106
     Effect of assumed conversion
       of employee stock options
       and warrants                    8,558      7,860       8,790      8,064
                                     -------    -------     -------    -------
     Diluted                         184,225    175,602     182,731    175,170
                                     =======    =======     =======    =======

     Options and warrants to purchase approximately 2,355,400 shares of common stock at exercise prices ranging from $65.84 to $66.91 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2000 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase approximately 2,425,000 shares of common stock at an exercise price of $26.30 per share and 3,113,000 shares of common stock at exercise prices ranging from $24.58 to $26.30 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 1999, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2010.

     The two-for-one stock split effected as a 100% stock dividend in December 2000 has been reflected retroactively for all outstanding common stock and stock options.

5.   Recently Issued Accounting Standard
     -----------------------------------
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB No. 101. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

 Financial Condition and Liquidity
 ---------------------------------

Net current assets increased by $233,273,000 from March 31, 2000 due to ongoing operations, particularly the continued strong performance of Celexa-TM- (citalopram HBr), the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression. The increase in license agreements, product rights and other intangible assets was due to several product license agreements entered into by the Company during the period. These agreements include dexloxiglumide for the treatment of irritable bowel syndrome, lercanidipine for the treatment of hypertension and memantine for the treatment of Alzheimer's Disease and neuropathic pain. The increase to capital in excess of par was due primarily to the exercise of stock options by employees.

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

 Results of Operations
 ---------------------
Net sales for the three-month period ended December 31, 2000 rose 32% to $310,086,000, an increase of $75,673,000 from the same period last year. Celexa continued its strong growth, achieving sales of $189,854,000, an increase of $71,633,000 or 61%, from the prior year's third quarter. During the quarter Celexa's share of the SSRI market increased to over 14% of new prescriptions. Sales of Infasurf-R-, the Company's lung surfactant for the prevention and treatment of respiratory distress syndrome in premature infants, which was launched during the third quarter of fiscal 2000, amounted to $3,165,000, an increase of $1,069,000 or 51%

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Continued)

from the same period last year. Sales of the Company's other products increased $2,971,000 due primarily to the continued growth of Tiazac-R-.

Net sales for the nine-month period ended December 31, 2000 rose 38% to $850,276,000, an increase of $235,713,000 from the same period last year. Sales of Celexa and Infasurf accounted for $215,119,000 and $6,781,000 of the increase, respectively. Sales of the Company's other products increased by $13,813,000 primarily the result of volume increases for Tiazac.

The increase in other income in each of the periods presented was due primarily to increases in interest income as a result of more funds being available for investment.
The increase for the nine-month period ended December 31, 2000 was offset by the decline in other income reported during the first quarter which resulted primarily because last year's first quarter included the final installment of the Company's settlement with Pharmacia & Upjohn.

Cost of sales as a percentage of sales was 24% for the current quarter and for the nine-month period ending
December 31, 2000, as compared to 25% for the same periods last year due to product mix, the largest component of which was Celexa.

Selling, general and administrative expenses increased $6,215,000 and $72,795,000, respectively, during the three and nine-month periods ended December 31, 2000, from the same periods last year. The increases were due primarily to activities related to Celexa. During the second half of fiscal 2000, the Company increased its salesforce by almost 70%, from 850 representatives and managers to 1,425 persons. This expansion was necessitated by the termination of the co-promotion arrangement with the Warner-Lambert Company on April 30, 2000. A termination payment of $14,000,000 was paid to Warner-Lambert during the first quarter that eliminated any future participation by Warner-Lambert in the profits of Celexa.

Research and development expenses increased $8,634,000 and $27,353,000, respectively, during the three and nine-month periods ended December 31, 2000, from the same periods last year. The increases were due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the quarter, particular emphasis was placed on clinical studies for Escitalopram oxalate, the Company's single enantiomer form of Celexa, of which Phase III clinical trials have been completed and the Company's oxycodone/ibuprofen combination for pain which is presently in Phase III clinical trials. The Company has several other ongoing clinical trials

         FOREST LABORATORIES, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Continued)

including Lu28-179 (siramesine), for anxiety, and ML3000 for osteoarthritis now in Phase II testing.

Income tax expense as a percentage of income before taxes was 28% for the three and nine-month periods ended December
31, 2000 as compared to 29% for the same periods last year.
The decrease resulted principally from a decrease in the proportion of operating profit derived from fully taxable
U.S. operations as compared to lower taxed foreign operations. Celexa is licensed and manufactured in Ireland and a portion of its profits is subject to a favorable tax rate.

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


 Item 6. Exhibits and Reports on Form 8-K
         --------------------------------
         (b) The Company filed a report on form 8-K on January 4, 2001 reporting the a two-for-one stock split effected as a 100% stock dividend paid on January 11, 2001 to the holders of record of the Company's common stock on December 26, 2000.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001




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