Form 10-K
period 2001-03-31
FOREST LABORATORIES INC
filed 2001-06-28
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From _____ to _____

Commission File No. 1-5438

FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1798614 (I.R.S. Employer Identification Number)
909 Third Avenue New York, New York (Address of principal executive offices)	10022 (Zip code)

(212) 421-7850
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value Rights, as adjusted, to purchase one quarter of one-hundredth share of Series A Junior Participating Preferred Stock, par value $1.00 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 2001 is $12,373,346,400.

Number of shares outstanding of the registrant's Common Stock as of June 22, 2001: 176,996,091.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Stockholders of registrant.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2001.

_________________

PART I

ITEM 1.  BUSINESS

General

                 Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's Forest Pharmaceuticals, Forest Therapeutics and Forest Specialty Sales salesforces. The Company emphasizes detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the development and introduction of new products, including products developed in collaboration with licensing partners.

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

Recent Developments

                 Neramexane: In March 2001 Forest entered into an agreement with Merz + Co., a privately-held pharmaceutical firm based in Frankfurt, Germany to jointly develop neramexane, a newly patented NMDA antagonist which is being developed for several central nervous system disorders.

                 Escitalopram: In March 2001, Forest submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") seeking approval to market escitalopram, a single isomer version of Forest's Celexa™ (citalopram HBr) for the treatment of depression. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With escitalopram, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that escitalopram is a more potent and selective serotonin reuptake inhibitor than its parent compound and confirm the antidepressant activity of escitalopram in all clinical measures of depression. Escitalopram was developed by H. Lundbeck A/S, a Danish pharmaceutical firm which licenses this compound, as well as Celexa, to Forest.

                 Celexa: Sales of Celexa, Forest's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression were $714,359,000 for the fiscal year ended March 31, 2001. According to data published by IMS, an independent prescription audit firm, as of June 8, 2001 Celexa has achieved a 14.6% share of total prescriptions for antidepressants in the SSRI category. Citalopram is currently marketed in most European countries and is the leading antidepressant in several European markets. Forest licenses the United States rights to Celexa from H. Lundbeck A/S.

                 Memantine: In June 2000, Forest entered into a license agreement with Merz + Co. for the exclusive rights to develop and market memantine in the United States. Memantine is the leading prescription product sold for dementia in Germany. Several large scale studies in Alzheimer's Disease and dementia have been completed, including one in the United States, which demonstrate that the compound is well tolerated and capable of treating the symptoms of Alzheimer's Disease. In addition, a clinical study has demonstrated that memantine is helpful in relieving nighttime neuropathic pain in diabetic patients. Forest intends to prepare an NDA submission for the treatment of moderate to severe Alzheimer's Disease based upon the studies performed to date for submission around the end of 2001. The FDA has indicated that one of the two pivotal studies does not meet its current requirements and that it is likely to submit the application to its advisory committee. The Company is also performing three additional clinical studies in Alzheimer's Disease to further supplement the completed trials and it is anticipated that the results of the first of these studies should be available by the end of 2002. Forest will also begin additional studies in neuropathic pain.

                 Lercanidipine: In November 2000, Forest entered into a license agreement with Recordati S.p.A., a privately-held pharmaceutical company based in Milan, Italy, for the exclusive rights to develop and market lercanidipine in the United States for the treatment of hypertension. Lercanidipine, currently marketed in twenty-five countries, belongs to the dihydropyridine calcium channel blocker class of antihypertensives, one of the most widely used classes of antihypertensives. Lercanidipine has been widely studied in clinical trials and was found to have an excellent safety profile and comparable blood pressure lowering effects to other drugs in this class. Forest plans to file an NDA for lercanidipine based upon the current European study dossier in the second half of 2001.

                 Dexloxiglumide: In August 2000, Forest concluded a license arrangement with Rotta Research Laboratorium S.p.A. of Monza, Italy, for the exclusive rights to develop and market in the United States dexloxiglumide for the treatment of patients with constipation predominant irritable bowel syndrome. Irritable bowel syndrome is a chronic intestinal disorder characterized by recurrent abdominal pain and bloating, accompanied by constipation or diarrhea. Current treatments include diet, laxatives and antispasmodic drugs. Dexloxiglumide is a cholecystokinin ("CCK") receptor antagonist. CCK antagonists increase gastric emptying and intestinal motility and may reduce moderate intestinal sensitivity to distension. A successful Phase II study has already been completed. Forest intends to commence Phase III studies for dexloxiglumide in the United States in the second half of 2001.

                 ML3000: In March 2000 Forest entered into a Joint Development, License and Supply Agreement with the German pharmaceutical company Merckle GmbH for the development and marketing in the United States of ML3000, a novel compound being investigated for its role in the management of osteoarthritis, a degenerative joint disease that affects an estimated 21 million Americans.

                 ML3000 is a new entity in a novel class of dual-acting, anti-inflammatory drugs called COX/LO inhibitors. These drugs simultaneously inhibit the enzymes cyclooxygenase ("COX") and 5-lipoxygenase ("LO"), both of which are involved in the inflammatory process. Leukotrienes, inflammatory products generated by LO, are believed to contribute to the gastrointestinal irritation caused by traditional non-steroidal anti-inflammatory drugs and may also contribute to the inflammation related symptoms seen in osteoarthritis. In several Phase II studies, ML3000 was well tolerated and reduced the symptoms of pain and stiffness in patients with osteoarthritis of the knee. In addition, fewer gastrointestinal side effects were observed in normal volunteers tested with ML3000 by comparison to a standard regimen of naprosyn after 30 days of treatment. Phase III studies are ongoing in Europe and will be initiated in the United States in 2001.

                 Flunisolide HFA: On December 3, 1999, Forest and the 3M Pharmaceuticals Division of the Minnesota Mining and Manufacturing Company ("3M") entered into a Supply and Distribution Agreement for the long-term supply and manufacture by 3M on an exclusive basis of a hydrofluroalkane ("HFA") formulation of flunisolide, the active ingredient in Aerobid, Forest's metered dose inhaled steroid for the treatment of asthma. The HFA formulation does not contain chlorofluorocarbons, which are being phased out of commercial use due to environmental concerns. In addition, the HFA formulation of flunisolide incorporates a built-in spacer device which Forest believes will enhance use of the product. Forest filed an NDA with the FDA for the HFA formulation of Aerobid® on April 27, 2000, and received an approvable letter in May 2001. The Company expects to begin marketing HFA flunisolide in late calendar 2001 or early 2002 after final approval.

                 Tiazac®: Tiazac, launched in 1996, is Forest's once-daily formulation of diltiazem, used in the treatment of hypertension and angina. While no generic equivalent to Tiazac has been approved by the FDA, a generic manufacturer has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic formulation. Litigation is pending between Biovail Corporation, Forest's licensor of Tiazac, and the generic manufacturer with respect to this ANDA and formulation and it is uncertain at this time whether or when approval of such generic product might occur.

                 ALX-0646: Pursuant to a license agreement with NPS Allelix Corp. of Mississauga, Ontario, Canada, Forest is investigating a novel compound developed by Allelix for the treatment of migraine headaches. Preliminary research suggests this compound, which acts selectively on certain serotonin receptor subtypes, may be capable of treating migraine headaches, while producing less vasoconstriction, which is thought to cause the cardiovascular adverse events sometimes reported for this class of compounds. Additional pre-clinical pharmacology and toxicology studies are ongoing and Forest plans to initiate a Phase I study in the United States in 2001.

                 Siramesine: Forest continues development of siramesine (Lu28-179), a compound for the treatment of anxiety which was included in a 1998 joint venture collaboration with H. Lundbeck A/S. The compound is currently being tested in a Phase I study.

                 Research and Development Facility: In March 2000, Forest acquired a 100,000 square foot facility in Commack, New York. Forest is developing a research and development facility at this location, which is expected to become operational in fiscal 2003.

                 Stock Split: On January 11, 2001, the Company completed a two-for-one stock split, effected as a stock dividend of one share for each share issued and outstanding as of December 26, 2000. All share information set forth or incorporated by reference in this Report gives effect to the stock split.

                Forward Looking Statements: Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing and the uncertainty and timing of the development and launch of new pharmaceutical products.

Principal Products

                 The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include Celexa, Forest's SSRI for the treatment of depression; the respiratory products Aerobid and Aerochamber®; Tiazac, Forest's once-daily diltiazem for the treatment of hypertension and angina; and Infasurf®, a lung surfactant for the treatment and prevention of respiratory distress syndrome in premature infants.

                 Sales of Celexa, launched in September 1998, accounted for 60.8% of Forest's sales for the fiscal year ended March 31, 2001 and 49.0% and 16.8%, respectively, of Forest's sales for the fiscal years ended March 31, 2000 and 1999.

                 Aerobid is a metered dose inhaled steroid used in the treatment of asthma. Sales of Aerobid accounted for 5.2% of Forest's sales for the fiscal year ended March 31, 2001, as compared to 7.3% and 16.9% for the fiscal years ended March 31, 2000 and 1999, respectively. Aerochamber is a spacer device used to improve the delivery of products administered by aerosol delivery, including Aerobid.

                 Sales of Tiazac, launched in 1996, accounted for 15.1%, 18.1% and 23.7% of sales for the fiscal years ended March 31, 2001, 2000 and 1999, respectively .

                 Forest's generic line, marketed by the Company's Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of the Company's branded products, as well as difficult to formulate controlled release products.

                 The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of Cystic Fibrosis; Suscard® and Sustac®, sustained action nitroglyerin tablets in both buccal and oral form used in the treatment of angina pectoris, an ailment characterized by insufficient oxygenation of the heart muscle and Exorex®, used in the treatment of eczema and psoriasis.

Marketing

                 In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics and Forest Specialty Sales, currently numbering 1,450 persons, which detail products directly to physicians, pharmacies and managed care organizations. The Company also employs a contract salesforce of 226 representatives to promote its products. In the United Kingdom, the Company's Pharmax subsidiary's salesforce, currently 28 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

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

                 In March 1997, the FDA announced a proposed rule which could result in the withdrawal of approval to market metered dose inhaler formulations of corticosteroids (such as the Company's Aerobid product) containing chlorofluorocarbons ("CFC's") once three distinct non-CFC products are available in that therapeutic category. The Company has developed a non-CFC formulation of flunisolide (the active ingredient in Aerobid) and has filed an NDA with the FDA covering this formulation. (See "Recent Developments.") Forest received an "approvable" letter from the FDA in May 2001 and expects to receive NDA approval in time to meet the proposed rule.

                 The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990, manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group ("DRG") payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.

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

Principal Customers

                 McKesson Drug Company, Bergen Brunswig Corp., Cardinal Distributors, Inc. and Amerisource Corp., national drug wholesalers, accounted for 22%, 11%, 17% and 12%, respectively, of Forest's net sales for the fiscal year ended March 31, 2001 and 19%, 14% 13% and 12%, respectively, of Forest's net sales for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 1999, McKesson Drug Company, Bergen Brunswig Corp. and Cardinal Distributors, Inc. accounted for 17%, 12% and 14%, respectively, of Forest's net sales. No other customer accounted for 10% or more of Forest's net sales for those fiscal years.

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

Research and Development

                 During the fiscal year ended March 31, 2001, Forest spent $105,706,000 for research and development, as compared to $70,292,000 and $51,641,000 in the fiscal years ended March 31, 2000 and 1999, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where safety and efficacy have not yet been demonstrated and accordingly payments made in connection with acquiring the product rights are charged to research and development. Forest's research and development expenditures consist primarily of the conduct of clinical studies required to obtain approval of new products.

Employees

                 At March 31, 2001, Forest had a total of 2,826 employees.

Patents and Trademarks

                 Forest owns or licenses certain United States and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Tiazac, Cervidil®, Monurol®, Synapton™, Flumadine®, Forest's licensed oxycodone/ ibuprofen analgesic, and memantine, lercandipine, dexloxiglumide, neramexane, gaboxadol and other compounds under development pursuant to license arrangements(see "Recent Developments"), which patents expire through 2014. While no longer subject to patent protection, Celexa enjoys legal marketing exclusivity in the United States under the Waxman-Hatch Act until 2003. The escitalopram compound is covered by a United States patent which expires in 2009. Forest believes these patents and other rights are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain United States patents, and has pending United States and foreign patent applications, relating to various aspects of its Synchron® technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business, however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

                 Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

Backlog -- Seasonality

                 Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.

ITEM 2.  PROPERTIES

                 Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. In addition, Forest owns additional buildings of 100,000 and 20,000 square feet in Commack, New York and is developing these locations as a research and development complex which is expected to become operational in fiscal 2003.

                 Forest also owns five buildings and leases two buildings in and around Inwood, Long Island, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 32,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility and leases an additional 105,000 square foot warehouse and administrative office facility in Hauppauge, New York.

                 Forest also leases approximately 47,000 square feet of office space in Jersey City, New Jersey, which is used by certain of its scientific and regulatory personnel. Forest has also leased 72,000 square feet in a building which will be operational in 2002, and will be used for its scientific affairs department.

                 Forest Pharmaceuticals, Inc. ("FPI"), a wholly owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 108,000 square feet. In St. Louis, Missouri, FPI owns a 330,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. In addition, FPI owns a facility of 22,000 square feet in St. Louis, Missouri. This facility is used for manufacturing.

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

                 Forest presently leases approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010, subject to 2 five year renewal options.

                 Management believes that the above-described properties are sufficient for Forest's present and anticipated needs.

                 Net rentals for leased space for the fiscal year ended March 31, 2001 aggregated approximately $5,427,000 and for the fiscal year ended March 31, 2000 aggregated approximately $3,339,000.

ITEM 3.  LEGAL PROCEEDINGS

                The Company remains a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

                On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in favor of the Company.

                Following the Seventh Circuit's affirmance of the directed verdict in favor of the Company, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company, together with other manufacturers, remains a defendant in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

                The Company is a defendant in an action pending in Federal District Court for the Northern District of Illinois entitled G.D. Searle & Co. v. Forest Laboratories, Inc.. Plaintiff G.D. Searle asserts claims for federal and common law trademark infringement in respect to rights Searle alleges as to the name "Celebra" and arising from the marketing of Celexa. The action seeks injunctive relief and unspecified monetary damages. Discovery is expected to be completed during the fall of 2001; no date for trial has yet been set. The Company believes this action is without merit.

                The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The information required by this item is incorporated by reference to page 34 of the Annual Report.

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

ITEM 6.    SELECTED FINANCIAL DATA

                   The information required by this item is incorporated by reference to page 20 of the Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                   The information required by this item is incorporated by reference to pages 18 and 19 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                   DISCLOSURES ABOUT MARKET RISK

                   The information required by this item is incorporated by reference to page 19 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA

                   The information required by this item is incorporated by reference to pages 21 through 33 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS
                   WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

                   Not Applicable.

PART III

                   In accordance with General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2001 Annual Meeting of Shareholders.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Report of Independent Certified Public Accountants
Consolidated balance sheets - March 31, 2001 and 2000

Consolidated statements of income - years ended March 31, 2001, 2000 and 1999

Consolidated statements of comprehensive income - years ended March 31, 2001, 2000 and 1999

Consolidated statements of shareholders' equity - years ended March 31, 2001, 2000 and 1999

Consolidated statements of cash flows - years ended March 31, 2001, 2000 and 1999

Notes to consolidated financial statements
2.	Financial statement schedules. The following consolidated financial statement schedules of Forest Laboratories, Inc. and Subsidiaries are included herein:
Report of Independent Certified Public Accountants	S-1
Schedule II	Valuation and qualifying accounts	S-2

All other schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Forest filed a report on Form 8-K on January 4, 2001 to report a two-for-one stock split, effected in the form of a 100% stock dividend.
3.	Exhibits:
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

(3)(b)	By-laws of Forest. Incorporated by reference to Forest's Current Report on Form 8-K dated October 11,1994.

(10)	Material Contracts
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

10.11	Employment Agreement dated June 21, 1999 between Forest and John E. Eggers. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 10-K").
10.12	Employment Agreement dated January 16, 1995 between Forest and Mary Prehn. Incorporated by reference to the 1998 10-K.
10.13	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano.
10.14	License Agreement dated September 11, 1995 between Biovail Corporation International and Forest. Incorporated by reference to Exhibit No. (C)(2) to Schedule 14D-1 of Forest dated September 18, 1995.
10.15	License and Supply Agreement dated October 3, 1995 between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 1999 10-K.
13	Portions of the Registrant's Annual Report to Stockholders.
22	List of Subsidiaries. Incorporated by reference to Exhibit 22 to the 1988 10-K.
23	Consent of BDO Seidman, LLP.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2001

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	June 28, 2001
/s/ Kenneth E. Goodman Kenneth E. Goodman	President, Chief Operating Officer and Director	June 28, 2001
PRINCIPLE FINANCIAL AND ACCOUNTING OFFICER:
/s/ John E. Eggers John E. Eggers	Vice President - Finance and Chief Financial Officer	June 28, 2001
DIRECTORS:
/s/ Phillip M. Satow Phillip M. Satow	Director	June 28, 2001
/s/ George S. Cohan George S. Cohan	Director	June 28, 2001
/s/ William J. Candee, III William J. Candee, III	Director	June 28, 2001
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	June 28, 2001
/s/ Lester B. Salans Lester B. Salans	Director	June 28, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Forest Laboratories, Inc.

The audits referred to in our report dated April 20, 2001 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
April 20, 2001

S-1

					SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2001:

Allowance for doubtful accounts	$ 7,936,000	$ 3,623,000	$ 436,000	(i)	$11,123,000
Allowance for cash discounts	6,078,000	34,555,000	31,968,000	(ii)	8,665,000
Inventory reserve	14,001,000	2,145,000	3,197,000	(i)	12,949,000

Year ended March 31, 2000:

Allowance for doubtful accounts	$10,314,000	$ 3,830,000	$ 6,208,000	(i)	$ 7,936,000
Allowance for cash discounts	6,380,000	22,996,000	23,298,000	(ii)	6,078,000
Inventory reserve	13,911,000	8,273,000	8,183,000	(i)	14,001,000

Year ended March 31, 1999:

Allowance for doubtful accounts	$ 9,817,000	$ 1,750,000	$ 1,253,000	(i)	$10,314,000
Allowance for cash discounts	5,878,000	14,903,000	14,401,000	(ii)	6,380,000
Inventory reserve	11,131,000	7,706,000	4,926,000	(i)	13,911,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

EXHIBIT 10.13

EMPLOYMENT AGREEMENT

AGREEMENT by and between FOREST LABORATORIES, INC. Company, a Delaware corporation (the "Company") and Charles E. Triano (the "Executive"), dated as of the 22nd day of the eleventh month of 2000.

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

2.	Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:
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
3.

Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

4.	Terms of Employment.
(a)	Position and Duties.
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
(i)

Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term, "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

(ii)

Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the highest aggregate amount awarded to the Executive under all annual bonus, incentive and other similar plans of the Company with respect to any of the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

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

(iv)

Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

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

(vi)

Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

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

(viii)

Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

5.	Termination of Employment.
(a)

Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

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

(c)	Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:
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

(d)

Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

(e)

Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

6.	Obligations of the Company upon Termination.
(a)

Good Reason: Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

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

(ii)

for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes re-employed with another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

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

(d)

Cause: Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment of provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

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

(b)

All determinations required to be made under this Section 9 shall be made by BDO Seidman (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the the Company shall elect which and how much of the Agreement Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive under this Agreement.

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
(c)

The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to al or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

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

If to the Executive:
Charles E. Triano 110 Leroy Avenue Darien, Connecticut 06820
If to the Company:
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

For the Employee:
/s/ Charles E. Triano
Charles E. Triano

FOREST LABORATORIES, INC.
By:
/s/ Kenneth E. Goodman
Kenneth E. Goodman
President and Chief Operating Officer

EXHIBIT 13

 QUARTERLY STOCK MARKET PRICES

	High	Low
April-June 1999	28.625	20.625
July-September 1999	27	20.875
October-December 1999	30.875	21.0625
January-March 2000	43.625	28.6875
April-June 2000	51.625	37.375
July-September 2000	60.3438	40
October-December 2000	70.6563	53.9375
January-March 2001	72.12	55.6563

As of June 5, 2001 there were 2,105 stockholders of record of the Company's common stock.

SELECTED FINANCIAL DATA

March 31, (In thousands)	2001	2000	1999	1998	1997
Financial Position:
Current Assets	$ 884,149	$ 676,472	$527,061	$396,774	$377,533
Current Liabilities	223,618	242,329	154,660	155,016	91,447
Net Current Assets	660,531	434,143	372,401	241,758	286,086
Total Assets	1,446,930	1,128,881	899,797	769,450	718,184
Total Shareholders' Equity	1,222,114	884,690	743,512	614,161	626,399

Years Ended March 31, (In thousands,
except per share data)	2001	2000	1999	1998	1997
Summary of Operations:
Net Sales	$1,174,527	$872,822	$546,266	$427,086	$280,745
Other Revenue	30,647	26,479	77,722	47,618	28,316
Costs and Expenses	906,447	741,854	513,185	419,932	348,060
Income (Loss) Before Income Taxes (Benefit)	298,727	157,447	110,803	54,772	(38,999)
Income Taxes (Benefit)	83,631	44,759	33,630	18,075	(15,458)
Net Income (Loss)	215,096	112,688	77,173	36,697	(23,541)
Net Income (Loss) Per Share:
Basic	$1.23	$0.67	$0.47	$0.23	($0.14)
Diluted	$1.18	$0.64	$0.45	$0.22	($0.14)
Weighted Average Number of
Common and Common
Equivalent Shares
Outstanding (Note A):
Basic	174,528	167,566	162,890	161,812	172,036
Diluted	182,984	175,890	171,912	166,850	172,036

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

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

New York, New York
April 20, 2001

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	MARCH 31,
	2001	2000
Assets

Current assets:
Cash (including cash equivalent investments of $378,955 in 2001 and $299,673 in 2000)	$ 379,549	$ 302,600
Marketable securities	25,724	35,019
Accounts receivable, less allowance for doubtful accounts of $11,123 in 2001 and $7,936 in 2000	115,591	91,809
Inventories, net	263,957	177,798
Deferred income taxes	64,357	49,568
Refundable income taxes	25,024	11,321
Other current assets	9,947	8,357
Total current assets	884,149	676,472

Marketable securities	100,451	17,619

Property, plant and equipment:
Land and buildings	109,547	93,362
Machinery and equipment	71,671	59,607
Vehicles and other	11,235	9,567
	192,453	162,536
Less accumulated depreciation	55,544	45,520
	136,909	117,016
Other assets:
Excess of cost of investment in subsidiaries over net assets acquired, less accumulated amortization of $9,994 in 2001 and $9,368 in 2000	14,965	15,591
License agreements, product rights and other intangible assets, net	274,587	262,676
Deferred income taxes	11,210	19,435
Other	24,659	20,072
	325,421	317,774

	$1,446,930	$1,128,881
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)
	MARCH 31,
	2001	2000
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 41,921	$ 71,976
Accrued expenses	139,138	125,762
Income taxes payable	42,559	44,591
Total current liabilities	223,618	242,329

Deferred income taxes	1,198	1,862

Commitments and contingencies

Shareholders' equity:
Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 500,000; issued 212,052 shares in 2001 and 204,728 shares in 2000	21,205	20,473
Capital in excess of par	546,649	417,081
Retained earnings	960,118	745,022
Accumulated other comprehensive loss	(19,573)	(14,312)
	1,508,399	1,168,264
Less common stock in treasury, at cost (35,451 shares in 2001 and 35,406 shares in 2000)	286,285	283,574
	1,222,114	884,690

	$1,446,930	$1,128,881
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	YEARS ENDED MARCH 31,
	2001	2000	1999

Net sales	$1,174,527	$872,822	$546,266
Other income	30,647	26,479	77,722
	1,205,174	899,301	623,988

Costs and expenses:
Cost of sales	284,079	215,651	136,477
Selling, general and administrative	516,662	455,911	325,067
Research and development	105,706	70,292	51,641
	906,447	741,854	513,185

Income before income tax expense	298,727	157,447	110,803

Income tax expense	83,631	44,759	33,630

Net income	$ 215,096	$112,688	$ 77,173
	========	=======	=======
Earnings per common and common
equivalent share:

Basic	$1.23	$0.67	$0.47
	====	====	====
Diluted	$1.18	$0.64	$0.45
	====	====	====
Weighted average number of common
and common equivalent shares outstanding:

Basic	174,528	167,566	162,890
	======	======	======
Diluted	182,984	175,890	171,912
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	YEARS ENDED MARCH 31,
	2001	2000	1999

Net income	$215,096	$112,688	$77,173

Other comprehensive loss, net of tax:
Foreign currency translation losses	(6,620)	(6,770)	(2,682)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period (available-for-sale)	1,359	(367)	37
Other comprehensive loss	(5,261)	(7,137)	(2,645)

Comprehensive income	$209,835	$105,551	$74,528
	=======	=======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In thousands)
	Common stock		Capital in excess of	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	par	earnings	loss	Shares	Amount

Balance, April 1, 1998	196,108	$19,611	$324,976	$555,161	($ 4,530)	35,302	$281,056

Shares issued upon exercise of stock
options and warrants	5,600	560	33,447
Treasury stock acquired from employees
upon exercise of stock options						64	1,426
Tax benefit related to stock options
exercised by employees			22,242
Other comprehensive loss					(2,645)
Net income				77,173

Balance, March 31, 1999	201,708	20,171	380,665	632,334	(7,175)	35,366	282,482

Shares issued upon exercise of stock
options and warrants	3,020	302	20,085
Treasury stock acquired from employees
upon exercise of stock options						40	1,092
Tax benefit related to stock options
exercised by employees			16,331
Other comprehensive loss					(7,137)
Net income				112,688

Balance, March 31, 2000	204,728	20,473	417,081	745,022	(14,312)	35,406	283,574

Shares issued upon exercise of stock
options and warrants	7,324	732	51,879
Treasury stock acquired from employees
upon exercise of stock options						45	2,711
Tax benefit related to stock options
exercised by employees			77,689
Other comprehensive loss					(5,261)
Net income				215,096

Balance, March 31, 2001	212,052	$21,205	$546,649	$960,118	($19,573)	35,451	$286,285
	======	=====	======	======	=====	=====	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$215,096	$112,688	$ 77,173
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	10,623	8,231	7,309
Amortization	32,663	32,413	13,955
Deferred income tax expense (benefit)	(9,512)	(8,837)	4,834
Foreign currency translation gain	(55)	(1,202)	(1,560)
Tax benefit realized from the exercise
of stock options by employees	79,973	23,681	16,796
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(23,782)	(9,815)	(15,403)
Inventories, net	(86,159)	(45,123)	(49,957)
Refundable income taxes	(13,703)	1,090	(2,979)
Other current assets	(1,590)	(2,183)	2,332
Increase (decrease) in:
Accounts payable	(30,055)	5,303	36,264
Accrued expenses	13,376	62,948	(33,311)
Income taxes payable	(2,032)	19,418	(3,309)
Increase in other assets	(4,587)	(2,387)	(5,783)

Net cash provided by operating activities	180,256	196,225	46,361

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(30,872)	(35,322)	(17,166)
Purchase of marketable securities:
Available-for-sale	(113,672)	(15,997)	(56,538)
Redemption of marketable securities:
Available-for-sale	40,136	41,354	58,490
Purchase of license agreements, product
rights and other intangible assets	(44,030)	(100,231)	(12,000)

Net cash used in investing activities	(148,438)	(110,196)	(27,214)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	49,900	19,296	32,581

Effect of exchange rate changes on cash	(4,769)	(3,693)	(413)

Increase in cash and cash equivalents	76,949	101,632	51,315
Cash and cash equivalents, beginning of year	302,600	200,968	149,653
Cash and cash equivalents, end of year	$379,549	$302,600	$200,968
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2001	2000	1999
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$29,212	$9,910	$18,340
	======	=====	======

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

Foreign currency translation: An Irish subsidiary of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which are in aggregate immaterial, are determined using the respective local currency.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set monthly) which are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Marketable securities: Marketable securities are stated at fair value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in municipal bonds maturing through 2003 and a bond of the Commonwealth of Puerto Rico maturing in 2002.

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

Revenue recognition: Sales are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. Certain provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates, which have not been material, are recorded when customer credits are issued or payments made to third parties.

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Research and development: Expenditures for research and development, including licensing fees of early-stage development products, are charged to expense as incurred.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $8,200,000, $6,800,000 and $6,300,000 for fiscal years 2001, 2000 and 1999, respectively.

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

Accumulated other comprehensive loss: Other comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive loss is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $20,302,000 and $13,682,000, and $729,000 and ($630,000) at March 31, 2001 and March 31, 2000, respectively.

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

Stock-based compensation: The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

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

Recent accounting standards: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB No. 101. The adoption of this bulletin had no effect on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company on April 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Presently, the Company does not utilize any derivative instruments or hedging activities.

2.  Earnings per share:

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

(In thousands)	2001	2000	1999
Basic	174,528	167,566	162,890
Effect of assumed conversion
of employee stock options
and warrants	8,456	8,324	9,022

Diluted	182,984	175,890	171,912
	======	======	======

Options and warrants to purchase approximately 2,407,400, 63,000 and 893,600 shares of common stock at exercise prices ranging from $24.18 to $66.91 per share were outstanding during a portion of fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2010.

3.  Acquisitions:

Product licenses and rights: (i) During the current fiscal year, the Company entered into several licensing agreements with various companies as follows: Merz + Co. for memantine for the treatment of Alzheimer's Disease and neuropathic pain, Rotta Research Laboratorium S.p.A. for dexloxiglumide for the treatment of irritable bowel syndrome and Recordati S.p.A. Chemical and Pharmaceutical Company for lercanidipine, for the treatment of hypertension. The costs incurred upon the signing of these agreements were included in license agreements, product rights and other intangible assets and will be amortized, using the straight-line method, over the estimated lives of the products upon launch.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions: (Continued)

(ii) Also during the current year, the Company entered into agreements with Allelix Corp. for ALX-0646, which is being investigated for its role in the treatment of migraine headaches and with Merz + Co. for neramexane, which is being investigated for use in several illnesses of the central nervous system. Any costs incurred in obtaining these licenses were charged to research and development expense, as they are in early-stage development.

(iii) On March 27, 2000, the Company entered into a licensing agreement with Merckle GmbH for ML3000, which is being investigated for its role in the treatment of osteoarthritis. The cost incurred upon signing the contract was included in research and development expenses in fiscal 2000, as the product had not yet entered final phase testing.

4.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2001, 2000 and 1999, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2001		2000		1999
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	assets	Net sales	assets
United States	$1,138,156	$365,619	$836,191	$365,206	$509,222	$276,113
Ireland	6,003	82,090	5,475	46,577	4,076	39,997
United Kingdom	30,368	4,253	31,156	4,045	32,968	4,191
	$1,174,527	$451,962	$872,822	$415,828	$546,266	$320,301
	========	=======	=======	=======	=======	=======

For the year ended March 31, 2001, McKesson Drug Company, Cardinal Distributors, Inc., Amerisource Corporation and Bergen Brunswig Corporation accounted for 22%, 17%, 12% and 11%, respectively, of the Company's net sales. For the years ended March 31, 2000 and 1999, McKesson Drug Company, Cardinal Distributors, Inc., Amerisource Corporation and Bergen Brunswig Corporation accounted for 19%, 13%, 12% and 14%, and 17%, 14%, 8% and 12%, respectively, of the Company's net sales.

Sales of Celexa™, a selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, launched in September 1998, accounted for 61%, 49% and 17% of the Company's net sales for the years ended March 31, 2001, 2000 and 1999, respectively.

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2001	2000
Raw materials	$135,844	$ 35,976
Work in process	11,709	12,766
Finished goods	116,404	129,056
	$263,957	$177,798
	=======	=======

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Marketable securities:

The composition of the investment portfolio at March 31 was:

		Gross	Gross
		unrealized	unrealized	Market
(In thousands)	Cost	gains	losses	value
2001
Available-for-sale:
State and local obligations	$123,446	$729		$124,175

Held-to-maturity:
Foreign government obligations	2,000	6		2,006
	$125,446	$735		$126,181
	=======	====		=======
2000
Available-for-sale:
State and local obligations	$51,268		($630)	$50,638

Held-to-maturity:
Foreign government obligations	2,000	$33		2,033
	$53,268	$33	($630)	$52,671
	======	===	====	======

The contractual maturities of debt securities at March 31, 2001, regardless of their balance sheet classification, consist of the following:

	Amortized	Fair
(In thousands)	cost	value
Available-for-sale:
Less than one year	$ 25,665	$ 25,724
One to two years	97,781	98,451
	123,446	124,175
Held-to-maturity
One to two years	2,000	2,006
	$125,446	$126,181
	=======	=======

The net unrealized holding gains from available-for-sale securities at March 31, 2001 of approximately $729,000 as well as the net unrealized holding losses from available-for-sale securities of approximately $630,000 at March 31, 2000 and approximately $263,000 at March 31, 1999 are included in Shareholders' equity: Accumulated other comprehensive loss.

7.  Other assets:

License agreements, product rights and other intangible assets consist of the following:

(In thousands, except for estimated lives
which are stated in years)	Estimated
March 31,	lives	2001	2000
License agreements	10-40	$188,192	$156,662
Product rights	10-15	51,047	38,547
Buy-out of royalty agreements (refer to Note 12)	4-10	95,000	95,000
Trade names	20-40	34,190	34,190
Goodwill	25-40	29,412	29,412
Non-compete agreements	10-13	22,987	22,987
Customer lists	10	3,506	3,506
Other	10-40	1,597	1,679
		425,931	381,983
Less accumulated amortization		(151,344)	(119,307)
		$274,587	$262,676
		=======	=======

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Accrued expenses:

Accrued expenses consist of the following:

March 31, (In thousands)	2001	2000
Employee compensation and other benefits	$ 35,070	$ 21,897
Rebates	60,859	32,532
Clinical research and development costs	27,341	22,229
Royalties	4,535	4,369
Co-promotion fee (refer to Note 12)		29,771
Other	11,333	14,964
	$139,138	$125,762
	=======	=======

9.  Commitments:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2018. Rent expense approximated $15,034,000, $9,797,000 and $8,444,000 for fiscal years ended 2001, 2000 and 1999, respectively. Aggregate minimum rentals under noncancellable leases are as follows:

Year ending March 31, (In thousands)
2002	$ 15,942
2003	15,345
2004	12,271
2005	9,309
2006	8,374
Thereafter	58,075
$119,316
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended 2001, 2000 and 1999, royalties amounted to $19,977,000, $17,039,000 and $16,240,000, respectively.

10.  Shareholders' equity:

Preferred stock purchase rights: On September 30, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $.10 per share. Each Right will entitle the holder to buy one quarter of one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") at an exercise price of $250 per Right, subject to adjustment. Prior to becoming exercisable, the Rights are evidenced by the certificates representing the common stock and may not be traded apart from the common stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

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

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 31,600,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable up to the tenth anniversary of the date of issuance.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three years; expected volatility of 43.59% in fiscal 2001, 38.25% in fiscal 2000 and 39.26% in fiscal 1999; risk-free interest rates of between 4.9% and 6.5% in fiscal 2001, 6% in fiscal 2000 and 6% in fiscal 1999; and expected lives of 5 to 10 years for all three years.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	2001	2000	1999

Net income:
As reported	$215,096	$112,688	$77,173
Pro forma	169,815	89,836	64,083

Net income per common share:
Basic:
As reported	$1.23	$0.67	$0.47
Pro forma	0.97	0.54	0.40

Diluted:
As reported	$1.18	$0.64	$0.45
Pro forma	0.93	0.51	0.38

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Shareholders' equity: (Continued)

The following table summarizes information about stock options outstanding at March 31, 2001:

	Options outstanding			Options exercisable
	Number	Weighted average		Number
Range of	outstanding	remaining	Weighted average	exercisable	Weighted average
exercise prices	at 3/31/01	contractual life	exercise price	at 3/31/01	exercise price

$ 7.42 to $15.00	7,354,877	3.4	$10.26	4,720,817	$10.58
15.01 to 35.00	5,030,911	5.9	24.10	2,075,731	24.52
35.01 to 66.91	4,600,850	6.8	56.46	20,280	49.59
	16,986,638	5.1	$26.87	6,816,828	$14.94

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

		Weighted average
	Shares	exercise price
Shares under option at March 31, 1998
(at $2.48 to $15.38 per share)	22,256,828	$ 8.33
Granted (at $16.85 to $24.18 per share)	2,403,370	21.12
Exercised (at $2.48 to $15.38 per share)	(4,781,616)	7.29
Cancelled	(687,742)	10.40

Shares under option at March 31, 1999
(at $5.42 to $24.18 per share)	19,190,840	10.08
Granted (at $24.58 to $33.38 per share)	3,311,700	26.08
Exercised (at $5.42 to $24.18 per share)	(2,662,356)	7.82
Cancelled	(456,330)	14.59

Shares under option at March 31, 2000
(at $6.06 to $33.38 per share)	19,383,854	13.02
Granted (at $42.17 to $66.91 per share)	4,659,750	56.40
Exercised (at $6.06 to $33.38 per share)	(6,840,706)	7.63
Cancelled	(216,260)	30.12

Shares under option at March 31, 2001
(at $7.42 to $66.91 per share)	16,986,638	$26.87

Options exercisable at March 31:
1999	10,721,766	$ 7.98
2000	10,443,796	$ 9.29
2001	6,816,828	$14.94

Weighted average fair value
of options granted during:
1999	$10.33
2000	$14.27
2001	$31.60

At March 31, 2001, 2000 and 1999, 7,817,532, 4,256,400 and 7,143,820 shares, respectively, were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 1,120,000 warrants, which expire on July 7, 2004, at an exercise price of $11.43 per share which was equal to the then fair market value of the Company's common stock. As of March 31, 2001, 65,728 warrants remain outstanding.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Contingencies:

The Company remains a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in favor of the Company.

Following the Seventh Circuit's affirmance of the directed verdict in favor of the Company, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company, together with other manufacturers, remains a defendant in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

The Company is a defendant in an action pending in Federal District Court for the Northern District of Illinois entitled G.D. Searle & Co. v. Forest Laboratories, Inc. Plaintiff G.D. Searle asserts claims for federal and common law trademark infringement in respect to rights Searle alleges as to the name "Celebra" and arising from the marketing of Celexa. The action seeks injunctive relief and unspecified monetary damages. Discovery has been substantially completed although no date for trial has yet been set. The Company believes this action is without merit.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Development and marketing agreements:

On March 27, 1998 the Company entered into an agreement with the Warner-Lambert Company to co-promote Celexa. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation for these services to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. As a result of the merger of Warner-Lambert with Pfizer, Inc., a marketer of a competing antidepressant product, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination, the Company paid $14,000,000 in the first quarter of fiscal 2001, which is included in selling, general and administrative expense. The termination ended Warner-Lambert's co-promotion activities with respect to Celexa and entitlement to future compensation therefor.

On June 30, 1999 the Company exercised its purchase option to terminate a royalty obligation to a private investor group on sales of Celexa for a predetermined one-time payment of $85,000,000. In fiscal 1999, the private investor group had reimbursed the Company a total of $38,387,000 for certain salesforce, marketing and research and development expenses in connection with the launch of Celexa, which was included in contract revenue. The investor group was to receive a royalty ranging from 25% to 5% on sales of Celexa beginning in November 1999 for a period of ten years. During the fiscal quarter ended September 30, 1999, the Company also agreed to buy out a limited 1% trailing royalty for $10,000,000.

13.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2001	2000	1999
Interest and dividends	$22,067	$12,473	$ 9,898
Contract revenue	6,827	8,976	51,235
Other income	1,753	5,030	16,589
	$30,647	$26,479	$77,722
	======	======	======

The Company recorded $6,827,000, $8,976,000 and $12,848,000 in fiscal years 2001, 2000 and 1999, respectively, for Climara® contract revenue. The Company also recorded other income of $3,000,000 and $12,000,000 in fiscal years 2000 and 1999, respectively, from the settlement of its arbitration with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol®.

14.  Income taxes:

The Company and its mainland U.S. subsidiaries file a consolidated federal income tax return.

Income before income tax expense includes income from foreign operations of $111,891,000, $67,827,000 and $20,576,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

The Company has a tax holiday in Ireland, which expires in 2010. The net impact of the tax holiday in fiscal years 2001, 2000 and 1999 was to increase net income and net income per share (diluted) by approximately $21,188,000 and $.12, $13,118,000 and $.08 and $5,092,000 and $.03, respectively.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Income taxes: (Continued)

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2001	2000	1999
Current:
U.S. federal	($ 1,017)	$19,566	$ 5,752
State and local	2,670	4,087	3,959
Foreign	11,517	6,262	2,289
	13,170	29,915	12,000
Deferred:
Domestic	(8,848)	(8,949)	2,612
Foreign	(664)	112	2,222
	(9,512)	(8,837)	4,834
Charge in lieu of income taxes,
relating to the tax effect of
stock option tax deduction	79,973	23,681	16,796
	$83,631	$44,759	$33,630
	======	======	======

No provision has been made for income taxes on the undistributed earnings of the Company's foreign subsidiaries of approximately $274,598,000 at March 31, 2001 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (In thousands)	2001	2000	1999
Expected federal income taxes	$104,555	$55,106	$38,781
State and local income taxes,
less federal income tax benefit	3,489	2,511	3,178
Net benefit of tax-exempt earnings	(1,673)	(3,076)	(3,386)
Tax effect of permanent differences
(primarily due to lower tax rates for
operations located in foreign countries)	(22,740)	(9,782)	(2,931)
Other			(2,012)
	$ 83,631	$44,759	$33,630
	=======	======	======

Net deferred income taxes consist of the following:

March 31, (In thousands)	2001	2000
Inventory valuation	$10,129	$13,183
Receivable reserves and other allowances	45,807	30,151
Depreciation	(2,730)	(2,661)
Amortization	2,143	2,734
Tax credits and other carryforwards	264	264
Accrued liabilities	6,084	5,978
Expenses deferred for tax purposes	7,595	10,709
Employee stock option tax benefits	6,269	4,500
Other	(1,192)	2,283
	$74,369	$67,141
	======	======

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Quarterly financial data (unaudited):

(In thousands, except per share data)
				Diluted
				earnings
	Net sales	Gross profit	Net income	per share
2001
First quarter	$259,227	$195,286	$28,258	$0.16
Second quarter	280,963	211,032	51,738	0.28
Third quarter	310,086	236,231	65,913	0.36
Fourth quarter	324,251	247,899	69,187	0.38

2000
First quarter	$178,793	$134,060	$25,053	$0.14
Second quarter	201,357	151,069	27,950	0.16
Third quarter	234,413	175,742	31,756	0.18
Fourth quarter	258,259	196,300	27,929	0.16

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition and Liquidity

During fiscal 2001 net current assets increased by $226,388,000. Increases in cash, accounts receivable, inventories and accrued expenses resulted primarily from increases in sales, particularly Celexa™. Celexa (citalopram HBr) is the Company's selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression. Inventory levels have increased to meet the growing demand for Celexa. During the year, the Company increased its investment in long-term marketable securities in order to receive more favorable rates of return on invested funds. The increase in license agreements, product rights and other intangible assets was due to several late-stage product license agreements entered into by Forest during the period. These agreements include dexloxiglumide for the treatment of irritable bowel syndrome, lercanidipine for the treatment of hypertension and memantine for the treatment of Alzheimer's Disease and neuropathic pain. The increases in capital in excess of par and refundable income taxes were due to the exercise of stock options by employees along with related tax benefits.

Property, plant and equipment increased as the result of expansions of the Company's facilities and the acquisition of new facilities to meet current and projected future product demand. Included was an expansion of Forest's Irish manufacturing facility and the acquisition of new facilities on Long Island, New York for research and development, sales support and warehousing and distribution. Further expansions and acquisitions are likely to meet the needs of increased production and research and development.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales in fiscal 2001 increased $301,705,000 to $1,174,527,000, a 35% increase from fiscal 2000. Forest's leading product, Celexa, accounted for most of the increase with sales amounting to $714,359,000, an increase of $287,017,000 or 67% from last year. Since its launch, Celexa has continued to experience strong growth and, as of March 31, 2001, had captured a 14.2% share of total prescriptions in the SSRI market. Tiazac® , which continues to experience volume growth, increased $18,665,000 in fiscal 2001 of which $27,136,000 was due to volume increases, offset by $8,471,000 of net price declines which was principally the result of increases in government sales at a discount. Sales of Infasurf® , Forest's lung surfactant for the prevention and treatment of respiratory distress syndrome in premature infants, which was launched during the third quarter of fiscal 2000, amounted to $12,886,000, and accounted for $8,093,000 of the increase. Sales of Aerobid® , which continues to experience competition in the inhaled steroid market, declined $2,146,000 or 3% during

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

fiscal 2001 due to volume declines. Sales of Forest's generic products increased by $9,151,000 from fiscal 2000. The remainder of the net sales change was due principally to volume declines on the Company's older unpromoted product lines. Net sales in fiscal 2000 increased $326,556,000 or 60% as compared to fiscal 1999. Celexa had the biggest impact on the sales increase, capturing a total prescription market share of 10.5% in the SSRI market. During fiscal 2000, sales of Celexa were $427,342,000, an increase of $335,432,000 from fiscal 1999, the year it was launched. Infasurf, launched in October 1999, achieved sales of $4,794,000 in fiscal 2000. Tiazac increased $28,495,000 or 22% in fiscal 2000. Sales of Aerobid, declined $28,693,000 or 31% in fiscal 2000 as compared to fiscal 1999. Sales of our other products decreased $17,403,000 or 8% from fiscal 1999 due primarily to volume declines.

The increase in other income during fiscal 2001 as compared to fiscal 2000 was due to increases in interest income as a result of more funds available for investment. Included in other income is contract revenue, which represents royalties on sales of Climara® , a transdermal estrogen product, which amounted to $6,827,000, $8,976,000, and $12,848,000 in fiscal years 2001, 2000 and 1999, respectively. Other income in fiscal years 2000 and 1999 includes $3,000,000 and $12,000,000, respectively, from the settlement with Pharmacia & Upjohn, Inc. with respect to the Company's claimed option to negotiate for the rights to Detrol® . In fiscal 1999 other income also included $38,387,000 from our arrangement with a private investor group to reimburse Forest for certain expenses incurred in connection with Celexa (refer to Note 12 of the consolidated financial statements). The balance of other income for fiscal 2000 and fiscal 1999 was principally interest earned on invested funds.

Cost of sales as a percentage of sales was 24% in fiscal 2001 as compared to 25% in fiscal years 2000 and 1999. The decrease was due to an increase in overall plant utilization and to product mix as Celexa, with a lower cost of goods, comprised a larger portion of total sales.

Selling, general and administrative expenses increased $60,751,000 during fiscal 2001 due primarily to activities related to Celexa, including our newly expanded salesforce. During the second half of fiscal year 2000, we increased the salesforce by almost 70%, from 850 representatives and managers to 1,425 persons. This expansion was necessitated by the termination of the co-promotion arrangement with the Warner-Lambert Company on April 30, 2000. A termination payment of $14,000,000 was paid to Warner-Lambert during the first quarter that ended Warner-Lambert's co-promotion activities with respect to Celexa and entitlement to future compensation therefor. The increase in selling, general and administrative expenses in fiscal 2000 as compared to fiscal 1999 was principally due to marketing, promotional and selling activities related to Celexa, including co-promotion fees payable to Warner-Lambert. No co-promotion fees were earned in fiscal 1999.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

During the third and fourth quarters of fiscal 2000, the Company incurred both the costs of the increased salesforce and the co-promotion fees to Warner-Lambert. During fiscal 1999, a portion of pre-launch and launch costs, together with certain research and development expenses related to Celexa, were reimbursed by the private investor group, as discussed above.

The increase in research and development expense during each of the years presented was due to costs associated with clinical trials conducted to obtain approval for new products and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the current year, particular emphasis was placed on clinical studies for escitalopram, Forest's single enantiomer form of Celexa, for which Phase III clinical trials have been completed and a New Drug Application ("NDA") was filed with the FDA during the fourth quarter. The Company also incurred expenses related to the licensing of early-stage development products. During the first quarter of fiscal 2001 the Company filed an NDA for flunisolide HFA for the treatment of asthma, for which we received an approvable letter from the FDA. As a result of the completion of several licensing agreements during fiscal 2001, the Company anticipates further increases in research and development expenses for next year and beyond. Other products in our pipeline for which we expect to file NDA's during the upcoming year include: lercanidipine, for the treatment of hypertension; our patented combination of oxycodone/ibuprofen for moderate to severe pain; and memantine, for the treatment of Alzheimer's Disease and neuropathic pain. Forest has several other on-going clinical trials in various stages including siramesine for anxiety, dexloxiglumide for the treatment of irritable bowel syndrome, ML3000 for osteoarthritis, and ALX-0646 for the treatment of migraine headaches.

Income tax expense as a percentage of income before taxes was 28% for the current year, unchanged from fiscal 2000, and 30% in fiscal 1999. The decrease from fiscal 1999 resulted principally from a decrease in the proportion of operating profit derived from fully taxable U.S. operations as compared to lower taxed operations. Celexa is licensed and manufactured in Ireland and a portion of its profits are subject to a favorable tax rate.

The Company expects to continue its profitability into fiscal 2002 with continued growth in its principal promoted products.

Inflation has not had a material effect on the Company's operations for the periods presented.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this annual report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Quantitative and Qualitative Disclosures About Market Risk

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

EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Forest Laboratories, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Forms S-8, filed with the Securities and Exchange Commission on October 28, 1994, October 18, 1998 and October 26, 2000 and Form S-3 filed with the Securities and Exchange Commission on November 30, 1993, respectively, of our reports dated April 20, 2001 on the consolidated financial statements and schedule of Forest Laboratories, Inc. appearing in the Annual Report on Form 10-K as of and for the year ended March 31, 2001.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 28, 2001