Form 10-Q
period 2001-06-30
FOREST LABORATORIES INC
filed 2001-08-13
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-5438

    FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-1798614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Third Avenue New York, New York	10022-4731
(address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code	212-421-7850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of August 13, 2001:
177,305,892.

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2001 (Unaudited)	March 31, 2001

Assets

Current assets: Cash (including cash equivalent investments of $463,064 in June $378,955 in March)	$ 464,446	$ 379,549
Marketable securities	40,686	25,724
Accounts receivable, less allowance for doubtful accounts of $11,707 in June and $11,123 in March	113,941	115,591
Inventories, net	275,103	263,957
Deferred income taxes	58,057	64,357
Refundable income taxes	25,024	25,024
Other current assets	15,301	9,947
Total current assets	992,558	884,149

Marketable securities	110,423	100,451

Property, plant and equipment	200,957	192,453
Less: accumulated depreciation	58,636	55,544
	142,321	136,909
Other assets: Excess of cost of investment in subsidiaries over net assets acquired, less accumulated amortization of $9,994 in June and $9,994 in March	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $157,461 in June and $151,344 in March	268,432	274,587
Deferred income taxes	10,934	11,210
Other	24,443	24,659
Total other assets	318,774	325,421

Total assets	$1,564,076	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2001 (Unaudited)	March 31, 2001

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 65,721	$ 41,921
Accrued expenses	133,154	139,138
Income taxes payable	61,081	42,559
Total current liabilities	259,956	223,618

Deferred income taxes	1,158	1,198

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 212,483 shares in June and 212,052 shares in March	21,248	21,205
Capital in excess of par	556,453	546,649
Retained earnings	1,034,164	960,118
Accumulated other comprehensive loss	(22,381)	(19,573)
	1,589,484	1,508,399
Less common stock in treasury, at cost (35,454 shares in June and 35,451 shares in March)	286,522	286,285
Total shareholders' equity	1,302,962	1,222,114

Total liabilities and shareholders' equity	$1,564,076	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2001	2000

Net sales	$350,508	$259,227
Other income	8,614	6,664
	359,122	265,891

Costs and expenses: Cost of goods sold	83,192	63,941
Selling, general and administrative	138,316	139,111
Research and development	34,751	23,373
	256,259	226,425

Income before income taxes	102,863	39,466

Income tax expense	28,817	11,208

Net income	$ 74,046	$ 28,258
	=======	=======
Net income per common and common equivalent share:

Basic	$.42	$.16
	===	===
Diluted	$.40	$.16
	===	===
Weighted average number of common and common equivalent shares outstanding:

Basic	176,770	171,464
	======	======
Diluted	184,517	180,364
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2001	2000

Net income	$74,046	$28,258
Other comprehensive loss	(2,808)	(1,133)

Comprehensive income	$71,238	$27,125
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
(In thousands)	June 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 74,046	$ 28,258
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	3,138	2,466
Amortization	6,118	7,765
Deferred income tax expense (benefit)	266	(287)
Foreign currency translation gain	(137)	(237)
Tax benefit realized from the exercise of stock options by employees	9,970	2,688
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,650	(23,615)
Inventories, net	(11,146)	3,512
Other current assets	(5,354)	(920)
Increase (decrease) in:
Accounts payable	23,800	(17,785)
Accrued expenses	(5,984)	(21,401)
Income taxes payable	18,522	(10,022)
Decrease (increase) in other assets	216	(27)

Net cash provided by (used in) operating activities	115,105	(29,605)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(8,605)	(5,170)
Purchase of marketable securities: available-for-sale	(100,795)
Redemption of marketable securities: available-for-sale	75,861	1,988

Net cash used in investing activities	(33,539)	(3,182)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	5,910	32,718

Effect of exchange rate changes on cash	(2,579)	(782)

Increase (decrease) in cash and cash equivalents	84,897	(851)
Cash and cash equivalents, beginning of period	379,549	302,600
Cash and cash equivalents, end of period	$464,446	$301,749
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$151	$18,935

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2001
(In thousands)	(Unaudited)	March 31, 2001

Raw materials	$146,523	$135,844
Work in process	7,978	11,709
Finished goods	120,602	116,404
	$275,103	$263,957
	=======	=======

3.   Terminated Co-Marketing Agreement:

On March 27, 1998 the Company entered into an agreement with the Warner-Lambert Company to co-promote Celexa™. Under that agreement Warner-Lambert would promote Celexa for three years and receive residual payments for an additional three years. Compensation for these services to Warner-Lambert was based on the profits (as defined) earned on Celexa's sales. As a result of the merger of Warner-Lambert with Pfizer, Inc., a marketer of a competing antidepressant product, the co-promotion agreement was terminated effective April 30, 2000. In connection with the termination, the Company paid $14,000,000 in the first quarter of fiscal 2001, which was included in selling, general and administrative expense. The termination ended Warner-Lambert's co-promotion activities with respect to Celexa and entitlement to future compensation therefor.

4.   Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended June 30,
(In thousands)
	2001	2000
Basic	176,770	171,464
Effect of assumed conversion of employee stock options and warrants	7,747	8,900
Diluted	184,517	180,364
	======	======

Options and warrants to purchase approximately 2,336,800 shares of common stock at an exercise price of $66.91 per share that were outstanding during a portion of the three-month period ended June 30, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2010. There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended June 30, 2000 as none were anti-dilutive.

The two-for-one stock split effected as a 100% stock dividend in December 2000 has been reflected retroactively for all outstanding common stock, stock options and warrants.

5.   Recent Accounting Standards:

In April 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $14,965,000, which was being amortized by $626,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of license and product right agreements, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the quarter ended June 30, 2001.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $72,071,000 from March 31, 2001 due to ongoing operations. Increases in cash, marketable securities, inventories, accounts payable and income taxes payable resulted primarily from the increases in sales of our key products, particularly Celexa™. Celexa (citalopram HBr), Forest's selective serotonin reuptake inhibitor (SSRI) for the treatment of depression, is our leading product and continued to show strong growth.

Property, plant and equipment increased principally as the result of the acquisition of new facilities on Long Island, New York to meet current and projected future research and development activities. Further expansions and acquisitions are likely to meet the needs of increased production, warehousing and distribution and research and development.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales increased $91,281,000 or 35% as compared to the same period last year. Celexa continued its strong growth, achieving sales of $238,086,000, an increase of $88,236,000 or 59%, from the prior year's first quarter. At June 30, 2001, Celexa had achieved a 15.6% share of new prescriptions in the SSRI market. Sales of the Company's other products increased $3,045,000 due primarily to the continued growth of Tiazac® .

Other income increased by $1,950,000 or 29% during the current quarter over the first quarter of last year primarily due to higher interest income resulting from an increase in funds available for investment.

Cost of sales as a percentage of sales decreased slightly to 24% in the current quarter as compared to 25% for the same period last year. The decrease was due to an increase in overall plant utilization and to product mix as Celexa, with a lower cost of goods, comprised a larger portion of total sales.

Selling, general and administrative expenses decreased by $795,000 during the current quarter as compared to the same period last year. Last year's first quarter included a one-time $14,000,000 charge related to the termination of our co-promotion arrangement with Warner-Lambert for Celexa. Excluding the termination payment, expenses increased by approximately $13,000,000 or 11% from the same period last year due mostly to marketing and selling activities related to the promotion of the Company's principal products.

Research and development expense increased by $11,378,000 or 49% during the current quarter as compared to the same period last year, due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the quarter, particular emphasis was placed on ongoing clinical studies for escitalopram, Forest's single enantiomer form of Celexa, for which a New Drug Application (NDA) was filed with the FDA during the fourth quarter of last year. The Company is currently anticipating launching escitalopram during the middle of next year. As a result of the completion of several licensing agreements during fiscal 2001, the Company anticipates further increases in research and development expenses during this year and beyond. Other products in our pipeline for which we expect to file NDA's during the current fiscal year include: lercanidipine, for the treatment of hypertension; our patented combination of oxycodone/ibuprofen for moderate to severe pain; and memantine, for the treatment of Alzheimer's Disease and neuropathic pain. The Company also has several other ongoing clinical trials in various stages, including dexloxiglumide for the treatment of irritable bowel syndrome, ML3000 for osteoarthritis and ALX-0646 for the treatment of migraine headaches.

Income tax expense as a percentage of income before taxes was 28% for the quarter unchanged from the same period last year.

The Company expects to continue its profitability during the current fiscal year with continued growth of its principal promoted products.

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

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K (the "2001 10-K")
             for the fiscal year ended March 31, 2001, for a description of certain legal proceedings to which the Company is a party.

             In August 2001, the Company and G.D. Searle & Co. agreed to settle the trademark action described in the 2001 10-K. The settlement did not require any material payment by the
             Company and did not effect the Company's rights to its Celexa trademark.

Item 6.  Exhibits and Reports on Form 8-K

             (b)   Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001

Forest Laboratories, Inc.
(Registrant)

/s/ Kenneth E. Goodman
Kenneth E. Goodman
President and Chief
Operating Officer

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer