Form 10-Q
period 2001-09-30
FOREST LABORATORIES INC
filed 2001-11-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of November 14, 2001:
177,960,763.

TABLE OF CONTENTS
(Quick Links)

PART I - FINANCIAL INFORMATION

            ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                           BALANCE SHEETS
                           STATEMENTS OF INCOME
                           STATEMENTS OF COMPREHENSIVE INCOME
                           STATEMENTS OF CASH FLOWS
                           NOTES TO FINANCIAL STATEMENTS

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2001 (Unaudited)	March 31, 2001

Assets

Current assets: Cash (including cash equivalent investments of $406,870 in September and $378,955 in March)	$ 413,076	$ 379,549
Marketable securities	42,540	25,724
Accounts receivable, less allowance for doubtful accounts of $12,348 in September and $11,123 in March	114,763	115,591
Inventories, net	290,141	263,957
Deferred income taxes	58,537	64,357
Refundable income taxes	25,788	25,024
Other current assets	13,944	9,947
Total current assets	958,789	884,149

Marketable securities	269,705	100,451

Property, plant and equipment	208,517	192,453
Less: accumulated depreciation	62,433	55,544
	146,084	136,909
Other assets: Excess of cost of investment in subsidiaries over net assets acquired, less accumulated amortization of $9,994 in September and March	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $167,879 in September and $151,344 in March	258,085	274,587
Deferred income taxes	10,658	11,210
Other	23,790	24,659
Total other assets	307,498	325,421

Total assets	$1,682,076	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2001 (Unaudited)	March 31, 2001

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 60,168	$ 41,921
Accrued expenses	160,783	139,138
Income taxes payable	52,676	42,559
Total current liabilities	273,627	223,618

Deferred income taxes	1,833	1,198

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 213,052 shares in September and 212,052 shares in March	21,305	21,205
Capital in excess of par	573,100	546,649
Retained earnings	1,114,124	960,118
Accumulated other comprehensive loss	(14,972)	(19,573)
	1,693,557	1,508,399
Less common stock in treasury, at cost (35,460 shares in September and 35,451 shares in March)	286,941	286,285
Total shareholders' equity	1,406,616	1,222,114

Total liabilities and shareholders' equity	$1,682,076	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net sales	$376,267	$280,963	$726,775	$540,190
Other income	8,193	6,681	16,807	13,345
	384,460	287,644	743,582	553,535

Costs and expenses: Cost of goods sold	88,993	69,931	172,185	133,872
Selling, general and administrative	147,390	120,369	285,706	259,480
Research and development	36,634	25,486	71,385	48,859
	273,017	215,786	529,276	442,211

Income before income taxes	111,443	71,858	214,306	111,324

Income tax expense	31,483	20,120	60,300	31,328

Net income	$ 79,960	$ 51,738	$154,006	$ 79,996
	=======	=======	=======	=======
Net income per common and common equivalent share:

Basic	$.45	$.30	$.87	$.46
	===	===	===	===
Diluted	$.43	$.28	$.83	$.44
	===	===	===	===
Weighted average number of common and common equivalent shares outstanding:

Basic	177,353	174,662	177,062	173,076
	======	======	======	======
Diluted	185,079	182,692	184,702	181,346
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net income	$79,960	$51,738	$154,006	$79,996
Other comprehensive income (loss)	7,409	(4,676)	4,601	(5,809)

Comprehensive income	$87,369	$47,062	$158,607	$74,187
	======	======	=======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$154,006	$ 79,996
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	6,459	5,008
Amortization	16,535	16,168
Deferred income tax expense	737	364
Foreign currency translation (gain) loss	(157)	16
Tax benefit realized from the exercise of stock options by employees	19,073	15,705
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	828	(18,793)
Inventories, net	(26,184)	(19,953)
Refundable income taxes	(764)
Other current assets	(3,997)	1,066
Increase (decrease) in:
Accounts payable	18,247	(28,227)
Accrued expenses	21,645	(8,070)
Income taxes payable	10,117	(14,205)
Decrease (increase) in other assets	869	(5,077)

Net cash provided by operating activities	217,414	23,998

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(15,506)	(12,842)
Purchase of marketable securities: available-for-sale	(319,857)	(11,121)
Redemption of marketable securities: available-for-sale	133,787	1,987
Purchase of license agreements, product rights and other intangible assets		(22,545)

Net cash used in investing activities	(201,576)	(44,521)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	13,092	37,210

Effect of exchange rate changes on cash	4,597	(5,466)
Increase in cash and cash equivalents	33,527	11,221
Cash and cash equivalents, beginning of period	379,549	302,600
Cash and cash equivalents, end of period	$413,076	$313,821
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$31,353	$29,587

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	September 30, 2001
(In thousands)	(Unaudited)	March 31, 2001

Raw materials	$161,858	$135,844
Work in process	6,264	11,709
Finished goods	122,019	116,404
	$290,141	$263,957
	=======	=======

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

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2001	2000	2001	2000
Basic	177,353	174,662	177,062	173,076
Effect of assumed conversion of employee stock options and warrants	7,726	8,030	7,640	8,270
Diluted	185,079	182,692	184,702	181,346
	======	======	======	======

There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three and six-month periods ended September 30, 2001 as none were anti-dilutive. Also, there were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2000 as none were anti-dilutive. Options to purchase approximately 684,200 shares of common stock at an exercise price of $49.35 per share that were outstanding during a portion of the six-month period ended September 30, 2000 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2010.

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

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of license and product right agreements, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the quarter ended September 30, 2001.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $24,631,000 from March 31, 2001 due to ongoing operations. Increases in cash, marketable securities, inventories, accounts payable, accrued expenses and income taxes payable resulted primarily from the increases in product sales, particularly Celexa™. Celexa (citalopram HBr), Forest's selective serotonin reuptake inhibitor (SSRI) for the treatment of depression, is our leading product and continued to show strong growth.

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

Results of Operations

Net sales for the three-month period ended September 30, 2001 rose 34% to $376,267,000, an increase of $95,304,000 from the same period last year. Celexa continued its strong growth, achieving sales of $256,078,000, an increase of $87,469,000 or 52%, from the prior year's second quarter. Celexa's prescription volume and share of the SSRI market have both increased during these periods. Sales of the Company's other products increased $7,835,000.

Net sales for the six-month period ended September 30, 2001 rose 35% to $726,775,000, an increase of $186,585,000 from the same period last year. Sales of Celexa accounted for $175,705,000 of the net sales change totaling $494,164,000, an increase of 55% from the same period last year. Sales of the Company's other products increased by $10,880,000.

The increase in other income in each of the periods presented was due primarily to higher interest income resulting from increases in funds available for investment.

Cost of sales as a percentage of sales decreased slightly to 24% in the three-month and six-month periods ended September 30, 2001 from 25% for the same periods last year. The decrease was due to an increase in overall plant utilization and to product mix as Celexa, with a lower cost of goods, comprised a larger portion of total sales.

Selling, general and administrative expenses increased $27,021,000 for the three months ended September 30, 2001, from the same period last year due primarily to marketing and selling activities related to the promotion of the Company's principal products and pre-launch marketing expenses for upcoming product launches. For the six-month period selling, general and administrative expenses increased $26,226,000. The first quarter of fiscal 2001 included a one-time $14,000,000 charge related to the termination of our co-promotion arrangement with Warner-Lambert for Celexa. Excluding that payment, the six-month increase was $40,226,000 related to the full impact of the Company's expanded salesforce, as well as increased marketing activities as discussed above.

Research and development expenses increased $11,148,000 or 44% and $22,526,000 or 46%, respectively, during the three and six-month periods ended September 30, 2001, from the same periods last year. The increases were due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the periods presented, particular emphasis was placed on clinical studies for lercanidipine, for the treatment of hypertension, for which a New Drug Application (NDA) was filed with the FDA in October 2001. Forest is currently anticipating launching lercanidipine sometime during calendar year 2003. During the September quarter, spending also continued for ongoing clinical trials for escitalopram, for which an NDA was filed with the FDA during the fourth quarter of last year. Escitalopram is Forest's single enantiomer form of citalopram, the active ingredient of Celexa. The Company is currently anticipating launching escitalopram during the middle of calendar 2002. As a result of the completion of several licensing agreements during fiscal 2001, the Company anticipates further increases in research and development expenses during this year and beyond. Other products in our pipeline for which we expect to file NDA's during the current fiscal year include our patented combination of oxycodone/ibuprofen for moderate to severe pain and memantine, for the treatment of Alzheimer's Disease and neuropathic pain. The Company has several other ongoing clinical trials in various stages, including dexloxiglumide for the treatment of irritable bowel syndrome, ML3000 for osteoarthritis and ALX-0646 for the treatment of migraine headaches.

Income tax expense as a percentage of income before taxes for the three and six months ended September 30, 2001, was 28.3% and 28.1%, respectively. For the comparable periods last year, the tax rate was 28.0%. The tax rate is expected to remain in the current range principally because research and development expenses for the Company's newly licensed products, which are held by our Irish subsidiary, offset a portion of the tax benefit gained from producing Celexa in Ireland.

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

             (a)    The registrant held its annual meeting of stockholders on August 13, 2001.

             (b)    N/A

             (c)    At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     In addition, holders of the registrant's Common Stock voted for the ratification of
                     BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 2002.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold Authority	Broker Non-Votes
Election of Directors:
Howard Solomon	131,650,927			25,839,271
Kenneth E. Goodman	131,367,468			26,122,730
Phillip M. Satow	153,065,932			4,424,266
William J. Candee III	154,521,917			2,968,281
George S. Cohan	155,129,052			2,361,146
Dan L. Goldwasser	155,192,981			2,297,217
Lester B. Salans	155,184,166			2,306,032

Ratification of Independent Public Accountants	155,856,719	1,023,212	610,267

Item 6.  Exhibits and Reports on Form 8-K

             (b)    Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

Forest Laboratories, Inc.
(Registrant)

/s/ Kenneth E. Goodman
Kenneth E. Goodman
President and Chief
Operating Officer

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer