Form 10-Q
period 2001-12-31
FOREST LABORATORIES INC
filed 2002-02-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of February 14, 2002:
178,645,547.

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

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2001 (Unaudited)	March 31, 2001

Assets

Current assets: Cash (including cash equivalent investments of $444,245 in December and $378,955 in March)	$ 449,625	$ 379,549
Marketable securities	102,254	25,724
Accounts receivable, less allowance for doubtful accounts of $12,893 in December and $11,123 in March	117,926	115,591
Inventories, net	323,629	263,957
Deferred income taxes	59,831	64,357
Refundable income taxes	25,788	25,024
Other current assets	11,846	9,947
Total current assets	1,090,899	884,149

Marketable securities	262,880	100,451

Property, plant and equipment	212,354	192,453
Less: accumulated depreciation	63,631	55,544
	148,723	136,909
Other assets: Excess of cost of investment in subsidiaries over net assets acquired, less accumulated amortization of $9,994 in December and March	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $185,939 in December and $151,344 in March	257,991	274,587
Deferred income taxes	16,069	11,210
Other	17,980	24,659
Total other assets	307,005	325,421

Total assets	$1,809,507	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for par values)	December 31, 2001 (Unaudited)	March 31, 2001

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 59,933	$ 41,921
Accrued expenses	168,736	139,138
Income taxes payable	73,362	42,559
Total current liabilities	302,031	223,618

Deferred income taxes	1,830	1,198

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 213,704 shares in December and 212,052 shares in March	21,370	21,205
Capital in excess of par	589,934	546,649
Retained earnings	1,201,519	960,118
Accumulated other comprehensive loss	(18,621)	(19,573)
	1,794,202	1,508,399
Less common stock in treasury, at cost (35,481 shares in December and 35,451 shares in March)	288,556	286,285
Total shareholders' equity	1,505,646	1,222,114

Total liabilities and shareholders' equity	$1,809,507	$1,446,930
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net sales	$403,100	$310,086	$1,129,875	$850,276
Other income	8,819	7,643	25,626	20,988
	411,919	317,729	1,155,501	871,264

Costs and expenses: Cost of goods sold	95,648	73,855	267,833	207,727
Selling, general and administrative	152,500	125,947	438,206	385,427
Research and development	41,025	26,381	112,410	75,240
	289,173	226,183	818,449	668,394

Income before income taxes	122,746	91,546	337,052	202,870

Income tax expense	35,351	25,633	95,651	56,961

Net income	$ 87,395	$ 65,913	$ 241,401	$145,909
	=======	=======	========	=======
Net income per common and common equivalent share:

Basic	$.49	$.38	$1.36	$.84
	===	===	====	===
Diluted	$.47	$.36	$1.30	$.80
	===	===	====	===
Weighted average number of common and common equivalent shares outstanding:

Basic	177,953	175,667	177,364	173,941
	======	======	======	======
Diluted	185,338	184,225	185,043	182,731
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net income	$87,395	$65,913	$241,401	$145,909
Other comprehensive income (loss)	(3,649)	3,720	952	(2,089)

Comprehensive income	$83,746	$69,633	$242,353	$143,820
	======	======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
(In thousands)	December 31,
	2001	2000
Cash flows from operating activities:
Net income	$241,401	$145,909
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	10,605	7,690
Amortization	34,595	24,251
Deferred income tax expense	(5,970)	2,020
Foreign currency translation (gain) loss	(355)	157
Tax benefit realized from the exercise of stock options by employees	28,004	79,849
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(2,335)	21,907
Inventories, net	(59,672)	(72,364)
Refundable income taxes	(764)	(29,197)
Other current assets	(1,899)	(3,620)
Increase (decrease) in:
Accounts payable	18,012	(8,466)
Accrued expenses	29,598	(619)
Income taxes payable	30,803	(25,087)
Decrease (increase) in other assets	6,679	(4,510)

Net cash provided by operating activities	328,702	137,920

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(22,344)	(19,947)
Purchase of marketable securities: available-for-sale	(427,386)	(27,668)
Redemption of marketable securities: available-for-sale	188,427	9,699
Purchase of license agreements, product rights and other intangible assets	(18,000)	(24,030)

Net cash used in investing activities	(279,303)	(61,946)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	19,444	42,529

Effect of exchange rate changes on cash	1,233	(2,055)
Increase in cash and cash equivalents	70,076	116,448
Cash and cash equivalents, beginning of period	379,549	302,600
Cash and cash equivalents, end of period	$449,625	$419,048
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$43,915	$29,607

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2001
(In thousands)	(Unaudited)	March 31, 2001

Raw materials	$173,256	$135,844
Work in process	6,477	11,709
Finished goods	143,896	116,404
	$323,629	$263,957
	=======	=======

3.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)
	2001	2000	2001	2000
Basic	177,953	175,667	177,364	173,941
Effect of assumed conversion of employee stock options and warrants	7,385	8,558	7,679	8,790
Diluted	185,338	184,225	185,043	182,731
	======	======	======	======

Options to purchase approximately 2,136,100 shares of common stock at exercise prices ranging from $76.29 to $79.04 per share that were outstanding during a portion of the three and nine-month period ended December 31, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase approximately 2,355,400 shares of common stock at exercise prices ranging from $65.84 to $66.91 per share that were outstanding during a portion of the three and nine-month period ended December 31, 2000 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2011.

4.   Recent Accounting Standards:

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

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of license and product right agreements are appropriate and consistent with those identified as of March 31, 2001.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $128,337,000 from March 31, 2001 due to ongoing operations. Increases in cash, marketable securities, inventories, accounts payable, accrued expenses and income taxes payable resulted primarily from the increase in product sales, particularly Celexa™. Celexa (citalopram HBr), a selective serotonin reuptake inhibitor (SSRI) for the treatment of depression, is our leading product and continued to show strong growth.

Property, plant and equipment increased principally as the result of the acquisition of new facilities on Long Island, New York to meet current and future research and development activities. Further expansions and acquisitions are likely, to meet the needs of increased production, warehousing and distribution and research and development.

The change in license agreements, product rights and other intangible assets included a co-promotion arrangement with Sankyo Pharma Inc. for their angiotension receptor blocker, Benicar™, which we anticipate launching with Sankyo in the next few months. Forest also entered into a marketing agreement with Lipha S.A. for acamprosate (Campral®), a novel drug for the treatment of alcohol addiction.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales for the three-month period ended December 31, 2001 rose 30% to $403,100,000, an increase of $93,014,000 from the same period last year. Celexa continued its strong growth, achieving sales of $280,502,000, an increase of $90,648,000 or 48%, from the prior year's third quarter, primarily due to volume. Sales of the Company's other products increased $2,366,000.

Net sales for the nine-month period ended December 31, 2001 rose 33% to $1,129,875,000, an increase of $279,599,000 from the same period last year. Sales of Celexa accounted for $266,353,000 of the net sales change totaling $774,666,000, an increase of 52% from the same period last year. Sales of the Company's other products increased by $13,246,000.

The increase in other income in each of the periods presented was due primarily to higher interest income resulting from increases in funds available for investment.

Cost of sales as a percentage of sales was 24% for the three and nine-month periods ended December 31, 2001, unchanged from the same periods last year.

Selling, general and administrative expenses increased $26,553,000 for the three months and $52,779,000 for the nine months ended December 31, 2001, from the same periods last year due primarily to marketing and selling activities related to the promotion of the Company's principal products and pre-launch marketing expenses for upcoming product launches. The Company also began a salesforce expansion during the quarter to support these upcoming product launches. The first quarter of fiscal 2001 included a one-time $14,000,000 charge related to the termination of our co-promotion arrangement with Warner-Lambert for Celexa. Following weak sales of Flumadine, the Company's product for treating type A flu, resulting from new competitive products and the launch of a generic equivalent product, the Company determined that the remaining unamortized asset balance was impaired. As a result, the Company has written off the entire $16,375,000 asset value.

Research and development expenses increased $14,644,000 or 56% and $37,170,000 or 49%, respectively, during the three and nine-month periods ended December 31, 2001, from the same periods last year. The increases were due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the current period, particular emphasis was placed on the start-up of clinical trials for several of the Company's recently licensed products, including memantine and dexloxiglumide. Memantine is for the treatment of Alzheimer's Disease and neuropathic pain and the Company hopes to file an NDA for that product early in the next fiscal year. Dexloxiglumide is for the treatment of constipation-prone irritable bowel syndrome and is currently in Phase III clinical testing. Spending also continued for ongoing trials for escitalopram, trade named Lexapro™ , for which Forest received an approvable letter from the FDA on January 23, 2002 and expects to launch early next fiscal year. As a result of the completion of several licensing agreements in fiscal 2001, the Company anticipates further increases in research and development during this year and beyond.

The effective income tax rate for the three and nine months ended December 31, 2001, was 28.8% and 28.4%, respectively. For the comparable periods last year, the tax rate was 28.0% and 28.1%, respectively. The higher tax rate was the result of increased research and development expense incurred by our Irish subsidiary for products under development, thus reducing the proportion of income subject to favorable tax rates in Ireland. The tax rate is expected to remain at current levels or slightly higher as development continues on these products.

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

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 2001, for a description of certain legal proceedings to which the Company is a party.

Item 6.  Exhibits and Reports on Form 8-K

             (b)    Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2002

Forest Laboratories, Inc.
(Registrant)

/s/ Kenneth E. Goodman
Kenneth E. Goodman
President and Chief
Operating Officer

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer