Form 10-Q
period 2002-06-30
FOREST LABORATORIES INC
filed 2002-08-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-5438

    FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1798614 (I.R.S. Employer Identification Number)

909 Third Avenue New York, New York (Address of principal executive offices)	10022-4731 (Zip code)

(212) 421-7850
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of August 14, 2002:
179,739,589.

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
            MARKET RISK

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   EXHIBIT 99.1 CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER

                   EXHIBIT 99.2 CERTIFICATION BY THE CHIEF FINANCIAL OFFICER

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2002 (Unaudited)	March 31, 2002

Assets

Current assets: Cash (including cash equivalent investments of $429,414 in June and $441,399 in March)	$ 430,504	$ 459,861
Marketable securities	183,586	151,660
Accounts receivable, less allowance for doubtful accounts of $14,709 in June and $13,641 in March	122,285	116,290
Inventories, net	357,849	348,215
Deferred income taxes	122,361	90,710
Refundable income taxes		12,733
Other current assets	18,816	15,643
Total current assets	1,235,401	1,195,112

Marketable securities	410,639	281,347

Property, plant and equipment	241,684	226,053
Less: accumulated depreciation	71,352	67,014
	170,332	159,039
Other assets: Goodwill, net	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $198,860 in June and $191,652 in March	301,235	265,314
Deferred income taxes	16,188	16,364
Other	19,412	19,732
Total other assets	351,800	316,375

Total assets	$2,168,172	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2002 (Unaudited)	March 31, 2002

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 87,546	$ 79,396
Accrued expenses	195,884	164,250
Income taxes payable	110,869	81,322
Total current liabilities	394,299	324,968

Deferred income taxes	1,728	1,816

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 215,081 shares in June and 214,753 shares in March	21,508	21,475
Capital in excess of par	628,256	618,674
Retained earnings	1,421,900	1,298,072
Accumulated other comprehensive loss	(9,500)	(23,290)
	2,062,164	1,914,931
Less common stock in treasury, at cost (35,500 shares in June and 35,497 shares in March)	290,019	289,842
Total shareholders' equity	1,772,145	1,625,089

Total liabilities and shareholders' equity	$2,168,172	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,
	2002	2001

Net sales	$467,189	$350,508
Other income	11,608	8,614
	478,797	359,122

Costs and expenses: Cost of goods sold	110,673	83,192
Selling, general and administrative	154,925	138,316
Research and development	50,267	34,751
	315,865	256,259

Income before income taxes	162,932	102,863

Income tax expense	39,104	28,817

Net income	$123,828	$ 74,046
	=======	=======
Net income per common and common equivalent share:

Basic	$.69	$.42
	====	===
Diluted	$.67	$.40
	====	===
Weighted average number of common and common equivalent shares outstanding:

Basic	179,404	176,770
	======	======
Diluted	185,753	184,517
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30,
	2002	2001

Net income	$123,828	$74,046
Other comprehensive income (loss)	13,790	(2,808)

Comprehensive income	$137,618	$71,238
	=======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
(In thousands)	June 30,
	2002	2001
Cash flows from operating activities:
Net income	$123,828	$ 74,046
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	3,828	3,138
Amortization	8,203	6,118
Deferred income tax (benefit) expense	(47,187)	266
Foreign currency translation gain	(140)	(137)
Tax benefit realized from the exercise of stock options by employees	20,034	9,970
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(5,995)	1,650
Inventories, net	(9,634)	(11,146)
Refundable income taxes	12,733
Other current assets	(3,173)	(5,354)
Increase (decrease) in:
Accounts payable	8,150	23,800
Accrued expenses	31,634	(5,984)
Income taxes payable	29,547	18,522
Decrease in other assets	320	216

Net cash provided by operating activities	172,148	115,105

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(14,823)	(8,605)
Purchase of marketable securities: available-for-sale	(428,646)	(100,795)
Redemption of marketable securities: available-for-sale	267,428	75,861
Purchase of license agreements, product rights and other intangible assets	(43,960)

Net cash used in investing activities	(220,001)	(33,539)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	5,028	5,910

Effect of exchange rate changes on cash	13,468	(2,579)
Increase (decrease) in cash and cash equivalents	(29,357)	84,897
Cash and cash equivalents, beginning of period	459,861	379,549
Cash and cash equivalents, end of period	$430,504	$464,446
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$24,104	$151

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	June 30, 2002
(In thousands)	(Unaudited)	March 31, 2002

Raw materials	$121,288	$186,646
Work in process	6,242	14,480
Finished goods	230,319	147,089
	$357,849	$348,215
	=======	=======

3. Intangible Assets:

Marketing agreement: In December 2001, the Company signed a marketing agreement with Sankyo Pharma Inc. to co-promote Benicar™ for the treatment of hypertension. The Company will co-promote the product for a period of six years and receive a share of the product profits during that period as defined. The Company will receive a reduced share of the product profits thereafter. Benicar was commercially launched in the first quarter of fiscal 2003, at which time the Company paid Sankyo $43,960,000. The costs incurred for Benicar were included in other intangible assets and will be amortized in the future based on estimated revenues.

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended June 30,
(In thousands)
	2002	2001
Basic	179,404	176,770
Effect of assumed conversion of employee stock options and warrants	6,349	7,747
Diluted	185,753	184,517
	======	======

Options to purchase approximately 2,370,750 shares of common stock at exercise prices ranging from $75.72 to $82.97 per share that were outstanding during a portion of the three-month period ended June 30, 2002 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase approximately 2,336,800 shares of common stock at an exercise price of $66.91 per share that were outstanding during a portion of the three-month period ended June 30, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2010.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $29,042,000 from March 31, 2002. Increases in marketable securities, accounts receivable and inventories resulted primarily from increases in sales, particularly Celexa™. Celexa, a selective serotonin reuptake inhibitor (SSRI) for the treatment of depression is our leading product and continues to show strong growth. Inventory levels were also impacted by the buildup of Lexapro™, the single isomer of Celexa, in anticipation of a launch during fiscal 2003. Cash decreased during the quarter principally as the result of the Company increasing its investment in long-term marketable securities in order to receive more favorable rates of return on invested funds. The Company also made a $43,960,000 payment to Sankyo Pharma upon the launch of Benicar™, an angiotensin receptor blocker for the treatment of hypertension. Pursuant to a co-promotion agreement, Forest will co-promote Benicar with Sankyo for a period of six years and receive a share of the product profits, as defined. The Company will continue to receive a reduced residual share of the product profits, thereafter. The payment to Sankyo was included in license agreements, product rights and other intangible assets, and will be amortized against future revenues. The increase in accounts payable, accrued expenses and income taxes payable was due to increases in the level of the Company's overall ongoing operations.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product demands and an expanding workforce. The Company is renovating both a newly acquired building on Long Island to be used as a research and development facility and recently leased office space in New Jersey. Further property expansions and acquisitions are likely in the future, including the expansion of its packaging and distribution facility also located on Long Island, to meet the needs from increased sales and related production, warehousing and distribution, and for products under development.

The Company is a party to several license agreements for products currently under development that may obligate Forest, in future periods, to pay additional amounts subject to the achievement of certain product milestones, as defined.

Management believes that current cash levels coupled with funds to be generated by ongoing operations will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales increased $116,681,000 to $467,189,000 or 33% as compared to the same period last year. Forest's leading product Celexa, accounted for most of the increase with sales of $351,435,000, an increase of $113,349,000 or 48% from last year, of which $110,727,000 was due to volume. Celexa has continued its strong growth, and as of June 30, 2002 had captured a 17.2% share of total prescriptions in the SSRI market. Sales of Tiazac® declined $4,084,000 during the quarter of which $1,145,000 was due to volume declines and $2,939,000 was due to price. Sales of Aerobid®, which have been, and continue to be, subject to competition in the inhaled steroid market, declined $1,235,000 during the current quarter. The remainder of the net sales change was due to increases in the Company's generic and non-promoted product lines, of which $3,602,000 was due to volume and $5,049,000 was due to price.

Other income increased by $2,994,000 or 35% during the current quarter as compared to the first quarter of last year primarily due to higher interest income resulting from an increase in funds available for investment.

Cost of sales as a percentage of sales was 24% during the current quarter, unchanged from the same period last year.

Selling, general and administrative expenses increased $16,609,000 during the current quarter as compared to the same period last year. During the current quarter, a 600-person salesforce expansion, begun in the third quarter of fiscal 2002, was completed. This expansion, which was necessitated by the Benicar launch, as well as other anticipated product launches, particularly Lexapro, brings the Company's total salesforce to approximately 2,100 representatives and managers.

Research and development expense increased by $15,516,000 or 45% during the current quarter as compared to the same period last year, due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the quarter, particular emphasis was placed on several of the Company's recently licensed products, including memantine and dexloxiglumide. Memantine, a moderate-affinity uncompetitive N-methyl D-aspartate (NMDA) receptor antagonist, is being developed for the treatment of Alzheimer's Disease and neuropathic pain. The Company filed an NDA for memantine's treatment of Alzheimer's Disease on August 1, 2002. The filing includes two pivotal clinical trials, one conducted in the U.S. and the other in Europe. It is possible the FDA may not accept the filing because the clinical trial conducted in Europe did not include one of the endpoints they have historically required for evaluation of treatments for mild-to-moderate Alzheimer's Disease. The FDA has sixty days to determine if the NDA will be accepted for filing and review. Dexloxiglumide, for the treatment of constipation-prone irritable bowel syndrome, is currently in Phase III clinical testing. Spending also continued for ongoing trials for Lexapro, for which Forest received an approvable letter in January 2002. Other products currently in our pipeline for which clinical studies are being conducted include: neramexane, an NMDA receptor antagonist, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain which are both currently under final review with the FDA; and lercanidipine, for the treatment of hypertension, for which Forest received an approvable letter on August 1, 2002. Forest hopes to launch both Aerospan and lercanidipine in fiscal 2004. As a result of the growing pipeline of products, the Company anticipates further increases in research and development for next year and beyond.

The effective income tax rate was 24% for the current quarter as compared to 28% for the same period last year. As anticipated, the lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Celexa and several other products under development. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

The Company expects to continue its profitability in fiscal 2003 with continued growth of its principal promoted products.

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

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, for a description of certain legal proceedings to which the Company is a party.

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibit 99.1 and Exhibit 99.2

             (b)    Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            1.          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            2.          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director
August 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            1.         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            2.         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer
August 14, 2002