Form 10-Q
period 2002-09-30
FOREST LABORATORIES INC
filed 2002-11-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of November 14, 2002:
180,973,685.

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

            ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

                   EXHIBIT 99.1 CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER

                   EXHIBIT 99.2 CERTIFICATION BY THE CHIEF FINANCIAL OFFICER

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2002 (Unaudited)	March 31, 2002

Assets

Current assets: Cash (including cash equivalent investments of $800,290 in September and $441,399 in March)	$ 803,847	$ 459,861
Marketable securities	197,030	151,660
Accounts receivable, less allowance for doubtful accounts of $14,926 in September and $13,641 in March	155,448	116,290
Inventories, net	394,396	348,215
Deferred income taxes	136,365	90,710
Refundable income taxes		12,733
Other current assets	16,388	15,643
Total current assets	1,703,474	1,195,112

Marketable securities	119,690	281,347

Property, plant and equipment	261,011	226,053
Less: accumulated depreciation	76,289	67,014
	184,722	159,039
Other assets: Goodwill, net	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $209,586 in September and $191,652 in March	290,498	265,314
Deferred income taxes	18,004	16,364
Other	19,834	19,732
Total other assets	343,301	316,375

Total assets	$2,351,187	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2002 (Unaudited)	March 31, 2002

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 73,181	$ 79,396
Accrued expenses	220,817	164,250
Income taxes payable	129,540	81,322
Total current liabilities	423,538	324,968

Deferred income taxes	1,730	1,816

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 215,742 shares in September and 214,753 shares in March	21,574	21,475
Capital in excess of par	642,285	618,674
Retained earnings	1,564,742	1,298,072
Accumulated other comprehensive loss	(11,768)	(23,290)
	2,216,833	1,914,931
Less common stock in treasury, at cost (35,512 shares in September and 35,497 shares in March)	290,914	289,842
Total shareholders' equity	1,925,919	1,625,089

Total liabilities and shareholders' equity	$2,351,187	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Net sales	$531,599	$376,267	$ 998,788	$726,775
Other income	13,017	8,193	24,625	16,807
	544,616	384,460	1,023,413	743,582

Costs and expenses: Cost of goods sold	119,833	88,993	230,506	172,185
Selling, general and administrative	184,895	147,390	339,820	285,706
Research and development	51,318	36,634	101,585	71,385
	356,046	273,017	671,911	529,276

Income before income taxes	188,570	111,443	351,502	214,306

Income tax expense	45,728	31,483	84,832	60,300

Net income	$142,842	$ 79,960	$ 266,670	$154,006
	=======	=======	========	=======
Net income per common and common equivalent share:

Basic	$0.79	$0.45	$1.48	$0.87
	====	====	====	====
Diluted	$0.77	$0.43	$1.44	$0.83
	====	====	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	179,803	177,353	179,614	177,062
	======	======	======	======
Diluted	185,723	185,079	185,749	184,702
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Net income	$142,842	$79,960	$266,670	$154,006
Other comprehensive income (loss)	(2,268)	7,409	11,522	4,601

Comprehensive income	$140,574	$87,369	$278,192	$158,607
	=======	======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2002	2001
Cash flows from operating activities:
Net income	$266,670	$154,006
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	8,564	6,459
Amortization	18,929	16,535
Deferred income tax (benefit) expense	(63,005)	737
Foreign currency translation gain	(379)	(157)
Tax benefit realized from the exercise of stock options by employees	24,295	19,073
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(39,158)	828
Inventories, net	(46,181)	(26,184)
Refundable income taxes	12,733	(764)
Other current assets	(745)	(3,997)
Increase (decrease) in:
Accounts payable	(6,215)	18,247
Accrued expenses	56,567	21,645
Income taxes payable	48,218	10,117
Decrease (increase) in other assets	(102)	869

Net cash provided by operating activities	280,191	217,414

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(33,894)	(15,506)
Purchase of marketable securities: available-for-sale	(521,876)	(319,857)
Redemption of marketable securities: available-for-sale	638,163	133,787
Purchase of license agreements, product rights and other intangible assets	(43,960)

Net cash provided by (used in) investing activities	38,433	(201,576)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	13,967	13,092

Effect of exchange rate changes on cash	11,395	4,597
Increase in cash and cash equivalents	343,986	33,527
Cash and cash equivalents, beginning of period	459,861	379,549
Cash and cash equivalents, end of period	$803,847	$413,076
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$62,825	$31,353

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	September 30, 2002
(In thousands)	(Unaudited)	March 31, 2002

Raw materials	$110,524	$186,646
Work in process	8,240	14,480
Finished goods	275,632	147,089
	$394,396	$348,215
	=======	=======

3. Intangible Assets:

Marketing agreement: In December 2001, the Company signed a marketing agreement with Sankyo Pharma Inc. to co-promote Benicar™ for the treatment of hypertension. The Company will co-promote the product for a period of up to six years and receive a share of the product profits during that period as defined. The Company will receive a reduced share of the product profits for a specified period thereafter. Benicar was commercially launched in the first quarter of fiscal 2003, at which time the Company paid Sankyo $43,960,000. The costs incurred for Benicar were included in other intangible assets and will be amortized in the future based on estimated revenues.

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2002	2001	2002	2001
Basic	179,803	177,353	179,614	177,062
Effect of assumed conversion of employee stock options and warrants	5,920	7,726	6,135	7,640
Diluted	185,723	185,079	185,749	184,702
	======	======	======	======

Options to purchase approximately 2,359,000 shares of common stock at exercise prices ranging from $75.72 to $82.97 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2002 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2010. There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three and six-month periods ended September 30, 2001, as none were anti-dilutive.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $409,792,000 from March 31, 2002. Continuing growth of the Company's principal promoted products during the period, particularly Celexa™, contributed to increases in cash, accounts receivable and inventories. During the period, a significant portion of the Company's long-term investment portfolio matured and was placed into short-term cash equivalent investments as the returns on either type of investment did not vary significantly. In the first fiscal quarter, the Company made a $43,960,000 marketing rights payment to Sankyo Pharma upon the launch of Benicar™, an angiotensin receptor blocker for the treatment of hypertension. Pursuant to a co-promotion agreement, Forest will co-promote Benicar with Sankyo for a period of up to six years and receive a share of the product profits, as defined. The Company will continue to receive a reduced residual share of the product profits for a specified period thereafter. The payment to Sankyo was included in license agreements, product rights and other intangible assets, and will be amortized against future revenues. The increase in deferred income taxes, accrued expenses and income taxes payable was due to increases in the level of the Company's overall ongoing operations.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product demands and an expanding workforce. The Company is renovating both a newly acquired building on Long Island, New York to be used as a research and development facility and additional leased office space in New Jersey. Further property expansions and acquisitions are planned in the future, including the expansion of its packaging and distribution facility also located on Long Island, to meet the needs from increased sales and related production, warehousing and distribution, and for products under development.

The Company is a party to several license agreements for products currently under development that may obligate Forest, in future periods, to pay additional amounts subject to the achievement of certain product development milestones, as defined.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales for the three months ended September 30, 2002 increased by $155,332,000 or 41% to $531,599,000 as compared with the same period last year. Sales of Celexa, which continued its strong growth through September, amounted to $386,398,000, an increase of $130,320,000 over the same period last year, of which $124,254,000 was due to volume. On September 5, 2002, the Company launched its new product, Lexapro™, which is the single isomer of Celexa. Sales of Lexapro during the quarter, including initial stocking and reorders, were $21,749,000. Both Celexa and Lexapro are SSRIs for the treatment of depression. However, in clinical trials Lexapro demonstrated significant clinical benefits as compared to Celexa. Therefore, upon the introduction of Lexapro, the Company ceased its promotion of Celexa. At September 30, 2002, Celexa's share of new prescriptions in the SSRI market was 16.9% and Lexapro's share was 2.5%. A portion of Lexapro's market share has come from Celexa and it is expected that sales of Celexa will decline as Lexapro continues to gain market share. Lexapro has patent protection until 2009. Celexa has Hatch Waxman marketing exclusivity through January 2004, the first point at which a generic competitor may file an ANDA for review by the FDA. The remainder of the net sales change of $3,263,000 was due principally to volume increases for Tiazac®.

For the six months ended September 30, 2002 net sales rose $272,013,000 or 37% over the same period last year to $998,788,000. Sales of the antidepressant franchise were $759,582,000, an increase of $265,418,000 or 54%, of which $256,730,000 was due to volume. Tiazac declined by $2,956,000 of which $3,755,000 was due to price resulting from an increased proportion of sales to the government at lower prices, partially offset by volume increases. The remainder of the net sales change was due to increases in the Company's generic and non-promoted product lines.

The increase in other income for both the three and six-month periods was due primarily to higher interest income resulting from increases in funds available for investment.

Cost of goods sold as a percentage of sales decreased to 23% in the three and six-month periods ended September 30, 2002 from 24% for the same periods last year. The decline was due to manufacturing efficiencies and product mix. Sales of the Company's antidepressant franchise, which have a relatively lower cost of goods, comprised 77% and 76% of total consolidated net sales for the quarter and six months ended September 2002, respectively, as compared to 68% for the quarter and six months ended September 2001.

For the quarter and six months ended September 30, 2002, selling, general and administrative expense increased by $37,505,000 and $54,114,000, respectively. During the June 2002 quarter, the Company completed the 600-person salesforce expansion begun in the fourth quarter of fiscal 2002. This expansion was undertaken to facilitate the launches of Benicar and Lexapro and has brought the total number of sales representatives and managers to approximately 2,100. This period also included increased marketing activities, particularly pre-launch and launch costs for Lexapro.

Research and development expenses increased $14,684,000 and $30,200,000, respectively, during the three and six-month periods ended September 30, 2002, from the same periods last year, due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the periods presented, particular emphasis was placed on memantine and dexloxiglumide. Memantine, a moderate-affinity uncompetitive N-methyl D-aspartate (NMDA) receptor antagonist, is being developed for the treatment of Alzheimer's disease and neuropathic pain. The Company filed an NDA for memantine's treatment of Alzheimer's disease on July 31, 2002. Subsequent to this submission, the results of an additional clinical trial comparing a regimen of memantine in addition to Aricept® (Aricept is a registered trademark of Eisai Co., Ltd.) showed significant benefits. Following the announcement of the results of the new study, the Company voluntarily withdrew the NDA and will refile and amend the NDA to include the findings of this study. The Company anticipates resubmitting the NDA by the end of calendar 2002. Dexloxiglumide, for the treatment of constipation-prone irritable bowel syndrome, is currently in Phase III clinical testing. Spending also continued for ongoing trials for Lexapro, including studies being conducted for the additional indications of generalized anxiety disorder and panic. Other products currently in our pipeline for which clinical studies are being conducted include: neramexane, an NMDA receptor antagonist, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain both of which received approvable letters and remain under review with the FDA; and lercanidipine, for the treatment of hypertension, for which Forest received an approvable letter on August 1, 2002. Forest hopes to launch Aerospan, oxycodone/ibuprofen and lercanidipine in fiscal 2004. The Company anticipates further increases in research and development for next year and beyond.

Income tax expense as a percentage of income before taxes decreased to 24% in the quarter and six months ended September 30, 2002 from 28% for the same periods last year. As anticipated, the lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Celexa, Lexapro and several other products under development. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

The Company expects to continue its profitability during the current fiscal year with continued growth of Lexapro and its other principal promoted products.

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

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for a description of certain legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)    The registrant held its annual meeting of stockholders on August 8, 2002.

             (b)    N/A

             (c)    At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     In addition, holders of the registrant's Common Stock voted for the ratification of
                     BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 2003.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold Authority	Broker Non-Votes
Election of Directors:
Howard Solomon	136,652,745			22,593,742
Kenneth E. Goodman	136,217,794			23,028,693
Phillip M. Satow	154,546,515			4,699,972
William J. Candee III	155,642,909			3,603,578
George S. Cohan	157,509,688			1,736,799
Dan L. Goldwasser	155,849,472			3,397,015
Lester B. Salans	157,578,957			1,667,530

Ratification of Independent Public Accountants	154,412,208	4,201,295	632,984

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 99.1 and Exhibit 99.2

(b)   Reports on Form 8-K. The current report dated July 2, 2002 reporting the Company's press release with respect to FDA letter regarding acamprosate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

CERTIFICATION

I, Howard Solomon, Chairman of the Board, Chief Executive Officer and Director, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of Forest Laboratories, Inc.;

       2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                        Date"); and

                   c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
            (or persons performing the equivalent function):

                    a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

CERTIFICATION

I, John E. Eggers, Vice President - Finance and Chief Financial Officer, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of Forest Laboratories, Inc.;

       2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                        Date"); and

                   c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
            (or persons performing the equivalent function):

                    a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2002