Form 10-Q
period 2002-12-31
FOREST LABORATORIES INC
filed 2003-02-13
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Yes    X           No

Number of shares outstanding of Registrant's Common Stock as of February 13, 2003:
363,002,919.

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

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)	December 31, 2002 (Unaudited)	March 31, 2002

Assets

Current assets: Cash (including cash equivalent investments of $1,244,139 in December and $441,399 in March)	$1,246,933	$ 459,861
Marketable securities	79,318	151,660
Accounts receivable, less allowance for doubtful accounts of $15,963 in December and $13,641 in March	154,636	116,290
Inventories, net	415,790	348,215
Deferred income taxes	110,957	90,710
Refundable income taxes		12,733
Other current assets	12,501	15,643
Total current assets	2,020,135	1,195,112

Marketable securities	45,086	281,347

Property, plant and equipment	288,386	226,053
Less: accumulated depreciation	83,299	67,014
	205,087	159,039
Other assets: Goodwill, net	14,965	14,965
License agreements, product rights and other intangible assets, less accumulated amortization of $215,301 in December and $191,652 in March	284,840	265,314
Deferred income taxes	17,656	16,364
Other	19,476	19,732
Total other assets	336,937	316,375

Total assets	$2,607,245	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for par values)	December 31, 2002 (Unaudited)	March 31, 2002

Liabilities and Shareholders' Equity

Current liabilities: Accounts payable	$ 102,201	$ 79,396
Accrued expenses	242,665	164,250
Income taxes payable	109,841	81,322
Total current liabilities	454,707	324,968

Deferred income taxes	1,935	1,816

Shareholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 398,046 shares in December and 394,009 shares in March	39,805	39,401
Capital in excess of par	669,538	600,748
Retained earnings	1,739,323	1,298,072
Accumulated other comprehensive loss	(6,393)	(23,290)
	2,442,273	1,914,931
Less common stock in treasury, at cost (35,521 shares in December and 35,497 shares in March)	291,670	289,842
Total shareholders' equity	2,150,603	1,625,089

Total liabilities and shareholders' equity	$2,607,245	$1,951,873
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

Net sales	$586,804	$403,100	$1,585,592	$1,129,875
Other income	7,078	8,819	31,703	25,626
	593,882	411,919	1,617,295	1,155,501

Costs and expenses: Cost of goods sold	134,363	95,648	364,869	267,833
Selling, general and administrative	177,163	152,500	516,983	438,206
Research and development	51,886	41,025	153,471	112,410
	363,412	289,173	1,035,323	818,449

Income before income taxes	230,470	122,746	581,972	337,052

Income tax expense	55,889	35,351	140,721	95,651

Net income	$174,581	$ 87,395	$ 441,251	$ 241,401
	=======	=======	========	========
Net income per common and common equivalent share:

Basic	$0.48	$0.25	$1.23	$0.68
	====	====	====	====
Diluted	$0.47	$0.24	$1.18	$0.65
	====	====	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	361,877	355,906	360,124	354,728
	======	======	======	======
Diluted	375,417	370,676	372,849	370,086
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

Net income	$174,581	$87,395	$441,251	$241,401
Other comprehensive income (loss)	5,375	(3,649)	16,897	952

Comprehensive income	$179,956	$83,746	$458,148	$242,353
	=======	======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
(In thousands)	December 31,
	2002	2001
Cash flows from operating activities:
Net income	$ 441,251	$241,401
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	15,225	10,605
Amortization and write-off of intangibles	24,644	34,595
Deferred income tax benefit	(37,044)	(5,970)
Foreign currency translation gain	(360)	(355)
Tax benefit realized from the exercise of stock options by employees	53,095	28,004
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(38,346)	(2,335)
Inventories, net	(67,575)	(59,672)
Refundable income taxes	12,733	(764)
Other current assets	3,142	(1,899)
Increase in:
Accounts payable	22,805	18,012
Accrued expenses	78,415	29,598
Income taxes payable	28,519	30,803
Decrease in other assets	256	6,679

Net cash provided by operating activities	536,760	328,702

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(60,784)	(22,344)
Purchase of marketable securities: available-for-sale	(554,228)	(427,386)
Redemption of marketable securities: available-for-sale	862,831	188,427
Purchase of license agreements, product rights and other intangible assets	(43,960)	(18,000)

Net cash provided by (used in) investing activities	203,859	(279,303)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	29,895	19,444

Effect of exchange rate changes on cash	16,558	1,233
Increase in cash and cash equivalents	787,072	70,076
Cash and cash equivalents, beginning of period	459,861	379,549
Cash and cash equivalents, end of period	$1,246,933	$449,625
	========	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$83,725	$43,915

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002.  The Company has elected to continue using the intrinsic value method and will provide expanded disclosures in the future.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2002
(In thousands)	(Unaudited)	March 31, 2002

Raw materials	$ 85,713	$186,646
Work in process	21,259	14,480
Finished goods	308,818	147,089
	$415,790	$348,215
	=======	=======

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

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)
	2002	2001	2002	2001
Basic	361,877	355,906	360,124	354,728
Effect of assumed conversion of employee stock options and warrants	13,540	14,770	12,725	15,358
Diluted	375,417	370,676	372,849	370,086
	======	======	======	======

There were no outstanding options or warrants excluded from the computation of diluted earnings per share for the three-month period ended December 31, 2002, as none were anti-dilutive. Options to purchase approximately 2,896,000 shares of common stock at exercise prices ranging from $41.49 to $48.34 per share that were outstanding during a portion of the nine-month period ended December 31, 2002 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase approximately 4,272,000 shares of common stock at exercise prices ranging from $38.15 to $39.52 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2001 were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2012.

The two-for-one stock split effected as a 100% stock dividend as of December 23, 2002 has been reflected retroactively for all outstanding common stock and stock options.

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Net current assets increased by $695,284,000 from March 31, 2002. Continuing growth of the Company's principal promoted products during the period, particularly our antidepressant franchise, contributed to increases in cash, accounts receivable and inventories. The Company expanded its antidepressant franchise in September 2002 with the launch of Lexapro™. Lexapro, a selective serotonin reuptake inhibitor (SSRI), is a single isomer of Celexa™, and together the two products achieved an overall market share of approximately 22% of new prescriptions at the end of the period. During the period, a portion of the Company's long-term investment portfolio matured and was placed into short-term cash equivalent investments as the returns on either type of investment did not vary significantly. During the first fiscal quarter, the Company made a $43,960,000 marketing rights payment to Sankyo Pharma upon the launch of Benicar™, an angiotensin receptor blocker for the treatment of hypertension. Pursuant to the co-promotion agreement, Forest is co-promoting Benicar with Sankyo for a period of up to six years and will receive a share of the product profits, as defined. The Company will continue to receive a reduced residual share of the product profits for a specified period thereafter. The payment to Sankyo was included in license agreements, product rights and other intangible assets, and will be amortized against future revenues. Increases in deferred income taxes, accounts payable, accrued expenses and income taxes payable were due to increases in the level of the Company's overall ongoing operations.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product demands and an expanding workforce. The Company is renovating a newly acquired building on Long Island, New York to be used as a research and development facility and completed the renovation of leased office space in New Jersey. Further property expansions and acquisitions are planned in the future, including the expansion of its packaging and distribution facility also located on Long Island, to meet the needs from increased sales and related production, warehousing and distribution, and for products under development.

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

Results of Operations

Net sales for the three months ended December 31, 2002 increased by $183,704,000 or 46% to $586,804,000 as compared with the same period last year. Sales of Celexa amounted to $371,207,000, an increase of $90,705,000 over the same period last year, of which $81,873,000 was due to volume. Sales of Lexapro, which the Company launched on September 5, 2002, were $80,987,000. Both Celexa and Lexapro are SSRI's for the treatment of depression. However, in clinical trials Lexapro demonstrated significant clinical benefits as compared to Celexa. Therefore, upon the introduction of Lexapro, the Company ceased its promotion of Celexa. At December 31, 2002, Celexa's share of new prescriptions in the SSRI market was approximately 14% and Lexapro's share was approximately 8%. A portion of Lexapro's market share has come from Celexa and it is expected that sales of Celexa will decline as Lexapro continues to gain market share. Lexapro has patent protection until 2009 and the Company has applied for an extension to 2011. Celexa has Hatch Waxman marketing exclusivity through January 2004, the first point at which a generic competitor may file an ANDA for review by the FDA. Net sales of Tiazac® increased $5,881,000 during the quarter due primarily to volume, as that product continues to respond to promotional activity. The remainder of the net sales change of $6,131,000 was due primarily to price increases for our generic and other non-promoted product lines.

For the nine months ended December 31, 2002 net sales rose $455,717,000 or 40% over the same period last year to $1,585,592,000. Sales of the antidepressant franchise were $1,211,776,000, an increase of $437,110,000 or 56%, of which $316,854,000 was due to volume. Sales of Lexapro were $102,736,000 from its September launch until December 31, 2002. The remainder of the net sales change of $18,607,000 was due primarily to volume increases for Tiazac and price increase for the Company's generic and non-promoted product lines.

Other income declined slightly in the current quarter as compared to the same period last year due primarily to lower contract income on sales of Climara®, marketed by Berlex in which the Company has a residual royalty interest, and lower interest income as a result of lower rates. Interest income increased for the nine-month period ended December 31, 2002 despite lower interest rates due to increases in funds available for investment.

Cost of goods sold as a percentage of sales decreased to 23% in the three and nine-month periods ended December 31, 2002 from 24% for the same periods last year. The decline was due to manufacturing efficiencies and product mix. Sales of the Company's antidepressant franchise, which have a relatively lower cost of goods, comprised 77% and 76% of total consolidated net sales for the quarter and nine months ended December 2002, respectively, as compared to 70% and 69% for the quarter and nine months ended December 2001, respectively.

For the quarter and nine months ended December 31, 2002, selling, general and administrative expense increased by $24,663,000 and $78,777,000, respectively. The increases resulted from increased marketing costs in connection with the launch of Lexapro and the hiring of additional sales representatives in connection with new product launches. During the first quarter of fiscal 2003, the Company completed the 600-person salesforce expansion begun in the fourth quarter of fiscal 2002 and during the current quarter, an additional 170 sales representatives were added to the salesforce. These expansions were undertaken to facilitate the launches of Benicar and Lexapro and have brought the total number of sales representatives and managers to approximately 2,300.

Research and development expenses increased $10,861,000 and $41,061,000, respectively, during the three and nine-month periods ended December 31, 2002, from the same periods last year, due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the periods presented, particular emphasis was placed on memantine and dexloxiglumide. Memantine, a moderate-affinity uncompetitive N-methyl D-aspartate (NMDA) receptor antagonist, is being developed for the treatment of Alzheimer's disease and neuropathic pain. The Company filed an NDA for memantine's treatment of Alzheimer's disease on July 31, 2002. Subsequent to this submission, the results of an additional clinical trial comparing a regimen of memantine in addition to Aricept® (Aricept is a registered trademark of Eisai Co., Ltd.) showed significant benefits. Following the announcement of the results of the new study, the Company voluntarily withdrew and re-filed the NDA in December 2002, which now includes three clinical trials for moderate to severe Alzheimer's disease. During the year clinical trials were conducted for additional indications for Lexapro, and a supplemental NDA was filed in November for generalized anxiety disorder. Dexloxiglumide, for the treatment of constipation-prone irritable bowel syndrome, is currently in Phase III clinical testing. Other products currently in our pipeline for which clinical studies are being conducted include: neramexane, an NMDA receptor antagonist, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain both of which received approvable letters and remain under review with the FDA. Forest received an approvable letter from the FDA in August 2002 regarding lercanidipine, which is for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested by Forest. The Company is presently re-evaluating the current lercanidipine formulation and developing a clinical program to support the requested dosing regimen. The Company anticipates further increases in research and development for next year and beyond.

Income tax expense as a percentage of income before taxes decreased to 24% in the quarter and nine months ended December 31, 2002 from 29% and 28% for the same periods last year, respectively. As anticipated, the lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Celexa, Lexapro and several other products under development. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

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

Date: February 13, 2003

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

Date: February 13, 2003

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

Date: February 13, 2003

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
February 13, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
February 13, 2003