Form 10-K
period 2003-03-31
FOREST LABORATORIES INC
filed 2003-06-27
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From _____ to _____

Commission File No. 1-5438

FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1798614 (I.R.S. Employer Identification Number)
909 Third Avenue New York, New York (Address of principal executive offices)	10022 (Zip code)

(212) 421-7850
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value Rights, as adjusted, to purchase one eighth of one-hundredth share of Series A Junior Participating Preferred Stock, par value $1.00 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X   .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X     No        .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 is $14,588,663,358.

Number of shares outstanding of the registrant's Common Stock as of June 20, 2003: 364,702,870.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of registrant.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2003.

_________________

TABLE OF CONTENTS
(Quick Links)

        PART I

            ITEM 1. BUSINESS
            ITEM 2. PROPERTIES
            ITEM 3. LEGAL PROCEEDINGS

        PART II

        PART III

        PART IV

            ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
                            STATEMENTS OF STOCKHOLDERS' EQUITY
                            STATEMENTS OF CASH FLOW
                            NOTES TO FINANCIAL STATEMENTS

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

                   EXHIBIT 23

                   CERTIFICATIONS

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

Recent Developments

                 Lexapro™: In September 2002, Forest launched Lexapro (escitalopram oxalate), a single isomer version of Forest's Celexa™ (citalopram HBr) for the treatment of major depression, following approval of the product by the United States Food and Drug Administration (the "FDA") in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor ("SSRI") than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2003, sales of Lexapro were $244,730,000. According to data published by IMS, an independent prescription audit firm, as of June 13, 2003, Lexapro achieved a 12.1% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                 In November 2002, Forest submitted a supplemental New Drug Application ("sNDA") to the FDA seeking to expand the labeling of Lexapro to include generalized anxiety disorder ("GAD"), a disorder characterized by excessive anxiety and worry about every day events or activities for a period of 6 months or more. The submission was based upon three GAD studies involving Lexapro which demonstrated significantly greater improvement in anxiety symptoms relative to placebo. Forest hopes to have approval of the GAD indication around the end of calendar 2003 and begin marketing that indication in early calendar 2004. On May 1, 2003, the Company filed a second sNDA to further expand the labeling for Lexapro to include an indication for the treatment of panic disorder.

                 Lexapro was developed by Forest and H. Lundbeck A/S, a Danish pharmaceutical firm which licenses the United States marketing rights to this compound, as well as Celexa, to Forest.

                 Celexa: Sales of Celexa, an SSRI for the treatment of depression, were $1,451,979,000 for the fiscal year ended March 31, 2003. Forest continues to sell Celexa, but discontinued the active promotion of the product at the time Lexapro was launched. According to data published by IMS, an independent prescription audit firm, as of June 13, 2003 Celexa declined from a peak share of 16.6% achieved in August 2002, to a 10.4% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                 During fiscal 2003, the FDA granted Forest a six-month extension of the marketing exclusivity of Celexa based upon Forest's performance of clinical studies requested by the FDA to assess the safety, efficacy and pharmacokinetic profile of Celexa in pediatric populations. Based on this extension, Forest believes that the earliest an application for a generic form of the product could be submitted to the FDA would be January 2004, followed by a period of review by the FDA.

                 Benicar™ Co-Promotion with Sankyo Pharma: In December 2001, Forest entered into a co-promotion agreement with Sankyo Pharma ("Sankyo") for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker discovered and developed by Sankyo for the treatment of hypertension. The NDA for Benicar was approved by the FDA in April 2002 and the product was commercially launched by the Sankyo and Forest salesforces in the United States in May 2002.

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

                 In June 2003, Benicar HCT, a combination of Benicar and Hydrochlorothiazide, was approved by the FDA and will be marketed by Forest and Sankyo jointly under the co-promotion agreement.

                 Memantine: In August 2002, Forest submitted an NDA to the FDA to market memantine for the treatment of moderate to severe Alzheimer's disease. Memantine is a moderate-affinity, uncompetitive NMDA receptor antagonist that modulates the effects of glutamate - a neurotransmitter - found in the brain. Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease. Forest believes that memantine's mechanism of action is distinct from drugs currently available to treat Alzheimer's disease. Forest obtained the exclusive rights to develop and market memantine in the United States by a license agreement with Merz + Co. GmbH of Germany, the originator of the product.

                 During fiscal 2003, Forest completed a six-month placebo-controlled study of memantine in patients with moderate to severe Alzheimer's disease who were also taking donepezil (Aricept®)(a registered trademark of Eisai Co., Ltd.), an acetylcholinesterase inhibitor which is used to treat Alzheimer's patients. The study results demonstrated significant benefits in patient function and cognition, as compared to patients who were administered a placebo together with their donepezil treatment. Following the announcement of the results of the new study, Forest voluntarily withdrew and re-filed the NDA in December 2002, which now includes three clinical trials for moderate to severe Alzheimer's disease. The submission was accepted for filing by the FDA in January 2003. Forest expects action by the FDA toward the end of calendar 2003. During the fiscal year, memantine was approved for the treatment of Alzheimer's disease in the European Union. The drug was already available for the treatment of dementia in Germany and is currently marketed by Lundbeck and Merz + Co. GmbH in Europe.

                 Lercanidipine: In November 2000, Forest entered into a license agreement with Recordati, S.p.A., a pharmaceutical company based in Milan, Italy, for the exclusive rights to develop and market lercanidipine in the United States for the treatment of hypertension. Forest submitted an NDA for lercanidipine to the FDA in October 2001. Lercanidipine, currently marketed in forty-two countries, belongs to the dihydropyridine calcium channel blocker class of antihypertensives, one of the most widely used classes of antihypertensives. Lercanidipine has been widely studied in clinical trials and was found to have an excellent safety profile and comparable blood pressure lowering effects to other drugs in this class.

                 Hypertension is increasingly treated with the use of various drugs with different and complementary modes of action, which are prescribed together to obtain the desired level of blood pressure control. Forest anticipates that, following the FDA approval, Forest will be able to market lercanidipine as a stand-alone antihypertensive product, as well as a complementary product to other treatments, including Benicar (see "Recent Developments - Benicar Co-Promotion"), for the control of hypertension.

                 During fiscal 2003, and following the receipt by Forest of an approvable letter from the FDA, the FDA requested additional data in support of Forest's once-daily dosing regimen proposed for this product. Forest believes that the data requested by the FDA will require additional formulation development, as well as further pre-clinical and clinical trials, and will delay NDA approval by about 3 years.

                 Acamprosate: In October 2001, Forest entered into a distribution, marketing, trademark license and supply agreement with a subsidiary of Merck KGaA ("Merck") of Darmstadt, Germany, pursuant to which Forest licensed exclusive rights to market acamprosate in the United States for the treatment of alcohol dependence. Acamprosate, developed by Merck, has been marketed in most European countries for several years under the brand name "Campral®." Merck submitted the NDA for acamprosate to the FDA in December 2001, and was informed that the NDA would be reviewed by the FDA on an expedited basis.

                 During fiscal 2003, and notwithstanding the prior conclusion of an FDA advisory committee that clinical trial data for acamprosate demonstrated efficacy in the maintenance of abstinence for patients with chronic alcohol dependence when used in conjunction with psychosocial or behavioral counseling, the FDA determined that the acamprosate NDA is not approvable at this time. Subsequently, the FDA has agreed to accept a resubmission of the NDA with a reanalysis of existing safety and efficacy data.

                 Dexloxiglumide: Forest entered into a license arrangement with Rotta Research Laboratorium, S.p.A. of Monza, Italy, for the exclusive rights to develop and market in the United States dexloxiglumide for the treatment of patients with constipation-prone irritable bowel syndrome. Irritable bowel syndrome is a chronic intestinal disorder characterized by recurrent abdominal pain and bloating, accompanied by constipation or diarrhea. Current treatments include diet, laxatives, antispasmodic drugs and more recently approved drugs with different modes of action. Dexloxiglumide is a cholecystokinin-1 ("CCK-1") receptor antagonist. CCK-1 antagonists increase gastric emptying and intestinal motility and may reduce intestinal sensitivity to distension. A successful Phase II study has already been completed. Forest is conducting Phase III studies for dexloxiglumide in the United States. Forest expects to have the results of these studies in late 2003.

                 Aerospan®: On December 3, 1999 Forest and the 3M Pharmaceuticals Division of the Minnesota Mining and Manufacturing Company ("3M") entered into a supply and distribution agreement for the long-term supply and manufacture by 3M, on an exclusive basis, of a hydrofluralkane ("HFA") formulation of flunisolide, the active ingredient in Aerobid®, Forest's metered dose inhaled steroid for the treatment of asthma. The HFA formulation, to be marketed under the brand name Aerospan, does not contain chlorofluorocarbons, which are being phased out of commercial use due to environmental concerns. In addition, Aerospan incorporates a built-in spacer device which Forest believes will enhance use of the product. Forest filed an NDA with the FDA for Aerospan on April 27, 2000, and has received an approvable letter from the FDA. Subject to final FDA approval, the Company expects to begin marketing Aerospan in the first half of calendar 2004.

                 Tiazac®: Tiazac, licensed from Biovail Corporation and launched in 1996, is Forest's once-daily formulation of diltiazem, used in the treatment of hypertension and angina. In April 2003, the FDA approved a generic formulation of this product distributed by a third party. Forest has also launched a generic version of this product under Forest's license arrangement with Biovail and expects to reduce promotional activities with respect to the brand.

                 Oxycodone/Ibuprofen Combination: In October 2002, Forest received an approvable letter from the FDA with respect to Forest's combination oxycodone/ibuprofen product being developed for the management of moderate to severe pain. The FDA has requested an additional clinical trial to further establish the efficacy of this product. Forest intends to discuss the issues raised with the FDA in order to determine the appropriate next steps. Forest licenses the United States rights to this product from the British Technology Group.

                 Stock Split: In fiscal 2003, Forest effected a two-for-one stock split by paying a 100% stock dividend with respect to each share of Common Stock held of record on December 23, 2002. All share, per share and stock option information set forth herein or incorporated by reference in this report gives effect to the stock split.

                 Forward Looking Statements: Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products and the uncertainty and timing of the development and launch of new pharmaceutical products.

Principal Products

                 The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include, Lexapro, Forest's SSRI for the treatment of major depression; the respiratory product Aerobid; and Benicar, an angiotensin receptor blocker for the treatment of hypertension, which the Company co-promotes with Sankyo.

                 Sales of Lexapro, launched in September 2002, accounted for 11.1% of Forest's sales for the fiscal year ended March 31, 2003.

                 Sales of Celexa, launched in September 1998, accounted for 65.8% of Forest's sales for the fiscal year ended March 31, 2003 and 69.4% and 60.8%, respectively, of Forest's sales for the fiscal years ended March 31, 2002 and 2001.

                 Aerobid is a metered dose inhaled steroid used in the treatment of asthma.

                 Sales of Tiazac, launched in 1996, accounted for 9.1%, 12.1% and 15.1% of sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. See "Recent Developments - Tiazac."

                 Forest's generic line, marketed by the Company's Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of the Company's branded products, as well as products using the Company's controlled release technology.

                 The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of Cystic Fibrosis; Suscard® and Sustac®, sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris, and Exorex™, used in the treatment of eczema and psoriasis.

Marketing

                 In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare and Forest Specialty Sales, currently numbering approximately 2,300 persons, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations. In the United Kingdom, the Company's Forest Laboratories U.K. subsidiary's salesforce, currently 40 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

Competition

                 The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind sold by Forest. Many of these companies have substantially greater financial resources than Forest. The Company also faces competition for the acquisition or licensing of new product opportunities from other companies. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations, including pharmaceutical benefit management companies, in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of the Company's principal promoted products. Failure to be included or to have a preferred position in a managed care organization's drug formulary could result in decreased prescriptions of a manufacturer's products.

Government Regulation

                 The pharmaceutical industry is subject to comprehensive government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs. In the United States, products developed, manufactured or sold by Forest are subject to regulation by the FDA, principally under the Federal Food, Drug and Cosmetic Act, as well as by other federal and state agencies. The FDA regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of new and old drugs, including the monitoring of compliance with good manufacturing practice regulations. Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions and criminal prosecutions based on practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recall of products as well as the withdrawal of approval of products in accordance with due process procedures. Similar regulations exist in most foreign countries in which Forest's products are manufactured or sold. In many foreign countries, such as the United Kingdom, reimbursement under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain government approval of initial prices and increases if the ultimate consumer is to be eligible for reimbursement for the cost of such products.

                 During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of the Company's manufacturing facilities. Following these inspections, the FDA called the Company's attention to certain "Good Manufacturing Practices" compliance and record keeping deficiencies. Forest has responded to the FDA's comments and has modified procedures to comply with the requests made by the FDA.

                 In March 1997, the FDA announced a proposed rule which could result in the withdrawal of approval to market metered dose inhaler formulations of corticosteroids (such as the Company's Aerobid product) containing chlorofluorocarbons ("CFC's") once three distinct non-CFC products are available in that therapeutic category. The Company has developed Aerospan, a non-CFC formulation of flunisolide (the active ingredient in Aerobid) and has filed an NDA with the FDA covering this formulation. (See "Recent Developments - Aerospan.") Forest has received an approvable letter from the FDA and expects to receive the NDA approval in time to meet the proposed rule.

                 The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs. Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer's products in health programs, including Medicaid, run by such states. Under the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group ("DRG") payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.  Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

                 The Company expects that competing health care reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. The Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

                 In April 2003, the Federal Office of the Inspector General published guidance for pharmaceutical manufacturers with respect to compliance programs to assure manufacturer compliance with Federal laws and programs relating to healthcare. The Company maintains a compliance program to assure compliance with applicable laws and regulations, as well as the standards of professional bodies governing interactions between pharmaceutical manufacturers and physicians, and believes it is in compliance with all material legal requirements and standards.

Principal Customers

                 For the years ended March 31, 2003, 2002 and 2001, McKesson Drug Company, AmeriSource Bergen Corporation and Cardinal Distributors, Inc. accounted for 25%, 22% and 21%, 23%, 23% and 19%, and 22%, 23% and 17%, respectively, of the Company's net sales. No other customer accounted for 10% or more of Forest's net sales for those fiscal years.

Environmental Standards

                 Forest anticipates that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on capital expenditures, earnings or the competitive position of Forest.

Raw Materials

                 The principal raw materials used by Forest for its various products are purchased in the open market. Most of these materials are obtainable and available from several sources in the United States and elsewhere in the world, although the Company's most important products, including Lexapro and Celexa, contain patented or other exclusively manufactured materials available from only a single source. Forest has not experienced any significant shortages in supplies of such raw materials.

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

Research and Development

                 During the year ended March 31, 2003, Forest spent $204,883,000 for research and development, as compared to $157,794,000 and $105,706,000 in the fiscal years ended March 31, 2002 and 2001, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where safety and efficacy have not yet been demonstrated and accordingly payments made in connection with acquiring the product rights are charged to research and development. Forest's research and development expenditures consist primarily of the conduct of preclinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate Forest's products from those of its competitors or to obtain additional labeling indications for its products.

Employees

                 At March 31, 2003, Forest had a total of 4,240 employees.

Patents and Trademarks

                 Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid, Aerospan, Lexapro, Tiazac, Cervidil®, Monurol®, oxycodone/ibuprofen analgesic, memantine, lercanidipine, dexloxiglumide, neramexane and other compounds under development pursuant to license arrangements (see "Recent Developments"), which patents expire through 2014. While no longer subject to patent protection, Celexa enjoys legal marketing exclusivity in the United States under the Hatch-Waxman Act, as well as a six-month extension of the marketing exclusivity based upon results of clinical studies in pediatric populations and no generic manufacturer can file an abbreviated NDA with the FDA until January 2004. Lexapro is covered by a United States patent which expires in 2009 and should be subject to a patent term extension of approximately two years. Forest believes these patents and other rights are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron® technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business; however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

                 Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

Backlog -- Seasonality

                 Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.

ITEM 2.  PROPERTIES

                 Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. Forest is currently expanding this facility by 188,000 square feet to accommodate additional packaging and distribution requirements for current and future products. The Company anticipates completing this expansion in the second half of calendar 2004.

                 Forest owns additional buildings of 100,000 and 20,000 square feet in Commack, New York and is developing these locations as a research and development complex. The 20,000 square foot facility is operational and the 100,000 square foot facility is expected to become operational in fiscal 2004. Forest recently leased an additional 28,000 square foot facility in Hauppauge, New York, to be used for offices and warehousing for its research and development group.

                 Forest also owns five buildings and leases four buildings in and around Inwood, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 44,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility and leases an additional 105,000 square foot warehouse and administrative office facility in Hauppauge, New York. Pursuant to the lease agreement, the Company plans to exercise its option to purchase this building in July 2003. Forest recently leased an additional 57,000 square foot facility in Commack, which is used for Forest's information technology departments.

                 Forest also leases approximately 166,000 square feet of office space in Jersey City, New Jersey, which is used by certain of its scientific and regulatory personnel.

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

                 Forest presently leases approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010, subject to a five year renewal option.

                 Management believes that further purchases or leases of property are likely in order to meet the present and anticipated increases in Forest's overall operations.

                 Net rentals for leased space for the fiscal year ended March 31, 2003 aggregated approximately $11,061,171 and for the fiscal year ended March 31, 2002 aggregated approximately $7,129,589.

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

                 On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions (none of which include the Company as a defendant) which have been brought in various Federal District and State Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings. In June 2003, the District Court for the District of Massachusetts ordered the dismissal of the Federal RICO claims in the consolidated proceedings, but declined to dismiss the various state law claims and other Federal claims. In addition, plaintiffs were allowed a thirty-day period to re-file their complaint to include more specific factual allegations, as required by the Court's ruling. Forest anticipates that the complaint brought by Suffolk County will be similarly amended by the plaintiff. The Company believes there is no merit to this action and intends to seek its dismissal and otherwise contest the matter.

                 The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The information required by this item is incorporated by reference to page 26 of the Annual Report.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                   The information required by this item is incorporated by reference to pages 9 through 11 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                   DISCLOSURES ABOUT MARKET RISK

                   The information required by this item is incorporated by reference to page 11 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA

                   The information required by this item is incorporated by reference to pages 13 through 25 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS
                   WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

                   Not Applicable.

PART III

                   In accordance with General Instruction G(3), and except for certain of the information called for by Item 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2003 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    The following sets forth certain information as of March 31, 2003 with respect to compensation plans of the Company under which securities of the Company may be issued:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	31,427,352	$23.24	7,868,884
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	31,427,352	$23.24	7,868,884

ITEM 14.    CONTROLS AND PROCEDURES

            (a)    Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                     The response to this item is incorporated by reference to the issuer's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Report of Independent Certified Public Accountants

Consolidated balance sheets - March 31, 2003 and 2002

Consolidated statements of income - years ended March 31, 2003, 2002 and 2001

Consolidated statements of comprehensive income - years ended March 31, 2003, 2002 and 2001

Consolidated statements of stockholders' equity - years ended March 31, 2003, 2002 and 2001

Consolidated statements of cash flows - years ended March 31, 2003, 2002 and 2001

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

10.16

Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc. Incorporated by reference to Forest's Annual Report on form 10-K for the fiscal year ended March 31, 2002 (the "2002 10-K).

10.17	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.18	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

13	Portions of the Registrant's 2003 Annual Report to Stockholders.

22	List of Subsidiaries. Incorporated by reference to Exhibit 22 to Forest's Annual Report on form 10-K for the fiscal year ended March 31, 1988.

23	Consent of BDO Seidman, LLP.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2003

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	June 27, 2003
/s/ Kenneth E. Goodman Kenneth E. Goodman	President, Chief Operating Officer and Director	June 27, 2003
PRINCIPLE FINANCIAL AND ACCOUNTING OFFICER:
/s/ John E. Eggers John E. Eggers	Vice President - Finance and Chief Financial Officer	June 27, 2003
DIRECTORS:
/s/ William J. Candee, III William J. Candee, III	Director	June 27, 2003
/s/ George S. Cohan George S. Cohan	Director	June 27, 2003
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	June 27, 2003
/s/ Lester B. Salans Lester B. Salans	Director	June 27, 2003
/s/ Phillip M. Satow Phillip M. Satow	Director	June 27, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated April 17, 2003 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
April 17, 2003

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2003:

Allowance for doubtful accounts	$13,641,000	$ 4,415,000	$ 1,131,000	(i)	$16,925,000
Allowance for cash discounts	13,466,000	66,734,000	64,160,000	(ii)	16,040,000
Inventory reserve	15,846,000	9,606,000	2,239,000	(i)	23,213,000

Year ended March 31, 2002:

Allowance for doubtful accounts	$11,123,000	$ 2,920,000	$ 402,000	(i)	$13,641,000
Allowance for cash discounts	8,665,000	47,870,000	43,069,000	(ii)	13,466,000
Inventory reserve	12,949,000	7,110,000	4,213,000	(i)	15,846,000

Year ended March 31, 2001:

Allowance for doubtful accounts	$ 7,936,000	$ 3,623,000	$ 436,000	(i)	$11,123,000
Allowance for cash discounts	6,078,000	34,555,000	31,968,000	(ii)	8,665,000
Inventory reserve	14,001,000	2,145,000	3,197,000	(i)	12,949,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

EXHIBIT 13

 QUARTERLY STOCK MARKET PRICES

	High	Low
April-June 2001	$39.140	$26.750
July-September 2001	41.125	31.875
October-December 2001	41.595	32.880
January-March 2002	42.500	38.075
April-June 2002	41.775	34.150
July-September 2002	41.725	32.125
October-December 2002	54.990	42.950
January-March 2003	56.360	44.450

As of June 10, 2003 there were 1,883 stockholders of record of the Company's common stock.

SELECTED FINANCIAL DATA
March 31, (In thousands)	2003	2002	2001	2000	1999
Financial Position:
Current Assets	$2,255,333	$1,195,112	$ 884,149	$ 676,472	$527,061
Current Liabilities	564,397	324,968	223,618	242,329	154,660
Net Current Assets	1,690,936	870,144	660,531	434,143	372,401
Total Assets	2,918,107	1,951,873	1,446,930	1,128,881	899,797
Total Stockholders' Equity	2,351,818	1,625,089	1,222,114	884,690	743,512

Years Ended March 31, (In thousands,
except per share data)	2003	2002	2001	2000	1999
Summary of Operations:
Net Sales	$2,206,706	$1,566,626	$1,174,527	$872,822	$546,266
Other Income	39,100	35,198	30,647	26,479	77,722
Costs and Expenses	1,425,237	1,131,646	906,447	741,854	513,185
Income Before Income Tax Expense	820,569	470,178	298,727	157,447	110,803
Income Tax Expense	198,581	132,224	83,631	44,759	33,630
Net Income	621,988	337,954	215,096	112,688	77,173
Net Income Per Share:
Basic	$1.72	$0.95	$0.62	$0.34	$0.24
Diluted	$1.66	$0.91	$0.59	$0.32	$0.22
Weighted Average Number of
Common and Common
Equivalent Shares
Outstanding :
Basic	360,874	355,390	349,056	335,132	325,780
Diluted	373,702	370,484	365,968	351,780	343,824

No dividends were paid on common shares in any period.

All amounts give effect to the December 2002 100% stock dividend (refer to Note 1 to the consolidated financial statements).

FOREST LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2003, 2002 AND 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

New York, New York
April 17, 2003

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	MARCH 31,
	2003	2002
Assets

Current assets:
Cash (including cash equivalent investments of $1,263,156 in 2003 and $441,399 in 2002)	$1,265,508	$ 459,861
Marketable securities	176,338	151,660
Accounts receivable, less allowance for doubtful accounts of $16,925 in 2003 and $13,641 in 2002	192,067	116,290
Inventories, net	452,886	348,215
Deferred income taxes	156,957	90,710
Refundable income taxes		12,733
Other current assets	11,577	15,643
Total current assets	2,255,333	1,195,112

Marketable securities	114,639	281,347

Property, plant and equipment:
Land and buildings	174,725	123,949
Machinery, equipment and other	130,093	102,104
	304,818	226,053
Less accumulated depreciation	86,820	67,014
	217,998	159,039
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other
intangibles	279,171	265,314
Deferred income taxes	17,627	16,364
Other	18,374	19,732
	330,137	316,375

	$2,918,107	$1,951,873
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)
	MARCH 31,
	2003	2002
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 151,719	$ 79,396
Accrued expenses	245,240	164,250
Income taxes payable	167,438	81,322
Total current liabilities	564,397	324,968

Deferred income taxes	1,892	1,816

Commitments and contingencies

Stockholders' equity:
Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 500,000; issued 399,011 shares in 2003 and 394,009 shares in 2002	39,901	39,401
Capital in excess of par	687,905	600,748
Retained earnings	1,920,060	1,298,072
Accumulated other comprehensive loss	(3,429)	(23,290)
Treasury stock, at cost (35,539 shares in 2003 and 35,497 shares in 2002)	(292,619)	(289,842)
	2,351,818	1,625,089

	$2,918,107	$1,951,873
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	YEARS ENDED MARCH 31,
	2003	2002	2001

Net sales	$2,206,706	$1,566,626	$1,174,527
Other income	39,100	35,198	30,647
	2,245,806	1,601,824	1,205,174

Costs and expenses:
Cost of sales	504,922	371,061	284,079
Selling, general and administrative	715,432	602,791	516,662
Research and development	204,883	157,794	105,706
	1,425,237	1,131,646	906,447

Income before income tax expense	820,569	470,178	298,727

Income tax expense	198,581	132,224	83,631

Net income	$ 621,988	$ 337,954	$ 215,096
	========	========	========
Net income per common and common
equivalent share:

Basic	$1.72	$0.95	$0.62
	====	====	====
Diluted	$1.66	$0.91	$0.59
	====	====	====
Weighted average number of common
and common equivalent shares outstanding:

Basic	360,874	355,390	349,056
	======	======	======
Diluted	373,702	370,484	365,968
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2003	2002	2001

Net income	$621,988	$337,954	$215,096

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	17,169	(424)	(6,620)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period	2,692	(3,293)	1,359
Other comprehensive income (loss)	19,861	(3,717)	(5,261)

Comprehensive income	$641,849	$334,237	$209,835
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In thousands)
	Common stock		Capital in excess of	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	par	earnings	loss	Shares	Amount

Balance, March 31, 2000	374,050	$37,405	$400,149	$ 745,022	($14,312)	35,406	$283,574

Shares issued upon exercise of stock
options and warrants	14,603	1,460	51,151
Treasury stock acquired from employees
upon exercise of stock options						45	2,711
Tax benefit related to stock options
exercised by employees			77,689
Other comprehensive loss					(5,261)
Net income				215,096

Balance, March 31, 2001	388,653	38,865	528,989	960,118	(19,573)	35,451	286,285

Shares issued upon exercise of stock
options	5,356	536	34,216
Treasury stock acquired from employees
upon exercise of stock options						46	3,557
Tax benefit related to stock options
exercised by employees			37,543
Other comprehensive loss					(3,717)
Net income				337,954

Balance, March 31, 2002	394,009	39,401	600,748	1,298,072	(23,290)	35,497	289,842

Shares issued upon exercise of stock
options	5,002	500	42,172
Treasury stock acquired from employees
upon exercise of stock options						42	2,777
Tax benefit related to stock options
exercised by employees			44,985
Other comprehensive income					19,861
Net income				621,988

Balance, March 31, 2003	399,011	$39,901	$687,905	$1,920,060	($ 3,429)	35,539	$292,619
	======	======	=======	========	======	=====	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$ 621,988	$337,954	$215,096
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	21,119	14,320	10,623
Amortization and impairments	30,442	40,308	32,663
Deferred income tax benefit	(75,338)	(21,534)	(9,512)
Foreign currency translation loss (gain)	147	(667)	(55)
Tax benefit realized from the exercise
of stock options by employees	52,889	28,188	79,973
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(75,777)	(699)	(23,782)
Inventories, net	(104,671)	(84,258)	(86,159)
Refundable income taxes	12,733	12,291	(13,703)
Other current assets	4,066	(5,696)	(1,590)
Increase (decrease) in:
Accounts payable	72,323	37,475	(30,055)
Accrued expenses	80,990	25,112	13,376
Income taxes payable	86,116	38,763	(2,032)
Decrease (increase) in other assets	1,358	4,927	(4,587)

Net cash provided by operating activities	728,385	426,484	180,256

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(79,574)	(36,446)	(30,872)
Purchase of marketable securities	(741,015)	(680,467)	(113,672)
Redemption of marketable securities	883,045	373,635	40,136
Purchase of license agreements, product
rights and other intangibles	(43,960)	(31,045)	(44,030)

Net cash provided by (used in)
investing activities	18,496	(374,323)	(148,438)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	39,895	31,195	49,900

Effect of exchange rate changes on cash	18,871	(3,044)	(4,769)

Increase in cash and cash equivalents	805,647	80,312	76,949
Cash and cash equivalents, beginning of year	459,861	379,549	302,600
Cash and cash equivalents, end of year	$1,265,508	$459,861	$379,549
	========	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2003	2002	2001
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$122,531	$74,977	$29,212
	=======	======	======

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

Foreign currency translation: An Irish subsidiary of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which in the aggregate are immaterial, are determined using the respective local currency.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set monthly) which are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in municipal bonds maturing through 2005.

Accounts receivable and credit policies: The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

Property, plant and equipment and depreciation: Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-40
Machinery, equipment and other	3-10

Leasehold improvements are amortized over the lesser of the useful life of the assets or the lease term.

Intangible assets: In April 2001, the Company adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142, that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of license and product rights agreements are appropriate (refer to Note 6). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's goodwill relates to prior acquisitions, which operations have been integrated into the Company.  Goodwill is tested at the end of the fiscal year.  No impairment in the recorded goodwill was identified as of March 31, 2003.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $14,965,000, which was being amortized by $626,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

Revenue recognition: Revenues are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. The accruals are estimated based on available information regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events, and the prevailing contractual discount rates. Certain provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates, which have not been material, are recorded when customer credits are issued or payments made to third parties.

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Research and development: Expenditures for research and development, including licensing fees of early-stage development products, are charged to expense as incurred.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $14,600,000, $11,000,000 and $8,200,000 for fiscal years 2003, 2002 and 2001, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The two-for-one stock split effected as a 100% stock dividend in December 2002 has been reflected retroactively for all outstanding common stock, stock options and warrants.

Accumulated other comprehensive loss: Other comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive loss is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately ($3,557,000) and $128,000 at March 31, 2003 and ($20,726,000) and ($2,564,000) at March 31, 2002.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three fiscal years; expected volatility of 31.29% in fiscal 2003, 27.62% in fiscal 2002 and 43.59% in fiscal 2001; risk-free interest rates of 4.3% in fiscal 2003, 5.4% in fiscal 2002 and between 4.9% and 6.5% in fiscal 2001; and expected lives of 5 to 10 years for all three fiscal years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years ended March 31, (In thousands, except per share data)	2003	2002	2001
Net income:
As reported	$621,988	$337,954	$215,096
Deduct: Total stock-based employee compensation expense
determined under fair value method	(32,594)	(65,659)	(45,281)
Pro forma	$589,394	$272,295	$169,815
	=======	=======	=======
Net income per common share:
Basic:
As reported	$1.72	$0.95	$0.62
Pro forma	$1.63	$0.77	$0.49
Diluted:
As reported	$1.66	$0.91	$0.59
Pro forma	$1.58	$0.73	$0.46

Fair value of financial instruments: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the short maturity of these items.

Recent accounting standards: In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002.  The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into these footnotes.

2.  Earnings per share:

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Years ended March 31, (In thousands)	2003	2002	2001
Basic	360,874	355,390	349,056
Effect of assumed conversion
of employee stock options
and warrants	12,828	15,094	16,912
Diluted	373,702	370,484	365,968
	======	======	======

Options and warrants to purchase approximately 3,110,600, 4,591,600 and 4,814,800 shares of common stock at exercise prices ranging from $28.99 to $53.23 per share were outstanding during a portion of fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options and warrants expire through 2012.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2003, 2002 and 2001, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2003		2002		2001
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	assets	Net sales	assets
United States	$2,167,021	$420,760	$1,531,100	$347,026	$1,138,156	$365,619
Ireland	7,152	106,159	6,019	108,517	6,003	82,090
United Kingdom	32,533	3,589	29,507	3,507	30,368	4,253
	$2,206,706	$530,508	$1,566,626	$459,050	$1,174,527	$451,962
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

For the years ended March 31, 2003, 2002 and 2001, McKesson Drug Company, AmerisourceBergen Corporation and Cardinal Distributors, Inc. accounted for 25%, 22% and 21%, 23%, 23% and 19%, and 22%, 23% and 17%, respectively, of the Company's net sales.

The Company's antidepressant franchise consisting of Celexa™, a selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, launched in September 1998 and Lexapro™, an SSRI launched in September 2002, accounted for 77%, 69% and 61% of the Company's net sales for the years ended March 31, 2003, 2002 and 2001, respectively.

4.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2003	2002
Raw materials	$101,607	$186,646
Work in process	38,190	14,480
Finished goods	313,089	147,089
	$452,886	$348,215
	=======	=======

5.  Marketable securities:

The composition of the investment portfolio at March 31 was:
		Gross	Gross
		unrealized	unrealized	Market
(In thousands)	Cost	gains	losses	value
2003
State and local obligations	$290,849	$128		$290,977
	=======	====		=======
2002
State and local obligations	$435,571		($2,564)	$433,007
	=======		=====	=======

The contractual maturities of debt securities at March 31, 2003 consist of the following:

(In thousands)	Cost	Fair value
Less than one year	$176,104	$176,338
One to two years	114,745	114,639
	$290,849	$290,977
	=======	=======

The net unrealized holding gains of approximately $128,000 and $729,000 at March 31, 2003 and 2001, respectively, as well as the net unrealized holding loss of approximately $2,564,000 at March 31, 2002 are included in Stockholders' equity: Accumulated other comprehensive loss.

6.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2003		March 31, 2002
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	16	$193,709	$ 64,200	$198,709	$ 48,081
Product rights	14	81,473	12,463	32,226	11,951
Buy-out of royalty agreements	9	95,061	39,612	95,061	28,262
Trade names	34	34,190	13,842	34,190	12,713
Non-compete agreements	9	22,987	22,064	22,987	20,833
Other	2	8,847	4,915	8,847	4,866
Total	14	$436,267	$157,096	$392,020	$126,706
		=======	=======	========	========

Amortization of license agreements, product rights and other intangibles for fiscal years ended 2003, 2002 and 2001 amounted to approximately $30,442,000, $40,308,000 and $32,037,000, respectively. The annual amortization expense expected for fiscal years 2004 through 2008 is $20,574,000, $24,130,000, $24,130,000, $21,719,000 and $21,269,000, respectively.

During fiscal years 2003 and 2002, the Company determined that certain product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $5,000,000 in fiscal 2003 and $16,375,000 in fiscal 2002, and are included in amortization expense.

Marketing agreements: In December 2001, the Company signed a marketing agreement with Sankyo Pharma to co-promote Benicar™ for the treatment of hypertension. The Company will co-promote the product for a period of six years and receive a share of the product profits during that period, as defined. The Company will receive a reduced share of the product profits thereafter. Benicar was commercially launched in the first quarter of fiscal 2003, at which time the Company paid Sankyo $43,960,000. The costs incurred for Benicar are included in product rights and will be amortized in the future based on estimated revenues.

7.   Accrued expenses:

Accrued expenses consist of the following:
March 31, (In thousands)	2003	2002
Employee compensation and other benefits	$ 69,972	$ 45,498
Managed care and Medicaid rebates	123,984	73,237
Clinical research and development costs	31,814	23,408
Other	19,470	22,107
	$245,240	$164,250
	=======	=======

8.  Commitments:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2018. Rent expense approximated $25,843,000, $18,802,000 and $15,034,000 for fiscal years ended March 31, 2003, 2002 and 2001, respectively. Aggregate minimum rentals under noncancellable leases are as follows:

Year ending March 31, (In thousands)
2004	$ 28,911
2005	24,916
2006	18,333
2007	13,452
2008	13,342
Thereafter	80,634
$179,588
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2003, 2002 and 2001, royalties amounted to $22,247,000, $19,938,000 and $19,977,000, respectively.

License agreements: The Company has entered into several license agreements for products currently under development. The Company may be obligated in future periods to pay additional amounts subject to the achievement of certain product milestones, as defined.

9.  Stockholders' equity:

Preferred stock purchase rights: On September 30, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock, par value $.10 per share. Each Right will entitle the holder to buy one eighth of one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $1.00 per share ("Series A Preferred Stock") at an exercise price of $250 per Right, subject to adjustment. Prior to becoming exercisable, the Rights are evidenced by the certificates representing the common stock and may not be traded apart from the common stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common stock, or an announcement of a tender offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock.

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

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 52,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable for five to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2003:

	Options outstanding			Options exercisable
		Weighted average
Range of	Number	remaining	Weighted average	Number	Weighted average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price

$ 3.75 to $15.00	14,510,470	3.6	$ 9.09	11,848,360	$ 8.41
15.01 to 30.00	3,526,364	3.0	22.32	897,144	22.67
30.01 to 53.23	13,486,518	6.3	38.91	4,929,123	34.87
	31,523,352	4.7	$23.33	17,674,627	$16.51

Transactions under the stock option plans are summarized as follows:

		Weighted average
	Shares	exercise price
Shares under option at March 31, 2000
(at $3.03 to $16.69 per share)	38,767,708	$ 6.51
Granted (at $21.09 to $33.46 per share)	9,319,500	28.20
Exercised (at $3.03 to $16.69 per share)	(13,681,412)	3.82
Cancelled	(432,520)	15.06

Shares under option at March 31, 2001
(at $3.71 to $33.46 per share)	33,973,276	13.44
Granted (at $31.43 to $41.49 per share)	4,884,100	38.48
Exercised (at $3.71 to $33.46 per share)	(5,402,722)	6.44
Cancelled	(782,920)	21.09

Shares under option at March 31, 2002
(at $3.71 to $41.49 per share)	32,671,734	18.18
Granted (at $35.86 to $53.23 per share)	4,516,200	44.78
Exercised (at $3.71 to $41.49 per share)	(5,002,043)	8.44
Cancelled	(662,539)	29.43

Shares under option at March 31, 2003
(at $3.75 to $53.23 per share)	31,523,352	$23.33
	========
Options exercisable at March 31:
2001	13,633,656	$ 7.47
2002	18,355,342	14.27
2003	17,674,627	16.51

Weighted average fair value
of options granted during:
2001		$15.80
2002		15.32
2003		18.81

At March 31, 2003, 7,868,884 shares were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 2,240,000 warrants, which expire on July 7, 2004, at an exercise price of $5.72 per share, which was equal to the then fair market value of the Company's common stock. As of March 31, 2003, 131,456 warrants remain outstanding.

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

On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions (none of which include the Company as a defendant) which have been brought in various Federal District and State Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings. Forest has not yet filed an answer to plaintiff's complaint and negotiations are underway as to the required timing for such answer. The Company believes there is no merit to this action and intends to seek its dismissal and otherwise contest the matter.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

11.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2003	2002	2001
Interest and dividends	$30,343	$27,464	$22,067
Contract revenue	6,552	5,899	6,827
Other income	2,205	1,835	1,753
	$39,100	$35,198	$30,647
	======	======	======

12.  Income taxes:

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

Income before income tax expense includes income from foreign operations of $446,737,000, $122,660,000 and $111,891,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2003	2002	2001
Current:
U.S. federal	$118,293	$101,393	($ 1,017)
State and local	10,683	10,000	2,670
Foreign	92,053	14,177	11,517
	221,029	125,570	13,170
Deferred:
Domestic	(40,102)	(22,152)	(8,848)
Foreign	(35,236)	618	(664)
	(75,338)	(21,534)	(9,512)
Charge in lieu of income taxes,
relating to the tax effect of
stock option tax deduction	52,890	28,188	79,973
	$198,581	$132,224	$83,631
	=======	=======	======

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company's foreign subsidiaries of approximately $1,238,900,000 at March 31, 2003 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:
Years ended March 31, (percentage of income before income tax expense)	2003	2002	2001
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations (principally Ireland)	(10.4)	(5.8)	(6.7)
State and local taxes, less federal tax benefit	0.9	1.3	1.2
Research credit	(0.4)	(0.3)	0.0
Permanent differences and other	(0.9)	(2.1)	(1.5)
	24.2%	28.1%	28.0%
	===	===	===

The Company's effective tax rate is lower than the statutory rate principally as a result of the operations of the Company's Irish subsidiary which operates under tax incentives that currently expire in 2010. The Company's Irish subsidiary is the licensee and manufacturer of Celexa, Lexapro and several other products under development. The Irish subsidiary shares in the income and expense of those products pursuant to Section 482 and other related regulations of the U.S. tax code which are subject to Internal Revenue Service ("IRS") review.

The IRS has completed and closed its audits of our tax returns through fiscal 1995.

Net deferred income taxes consist of the following:

March 31, (In thousands)	2003	2002
Inventory valuation	$ 52,454	$ 14,402
Receivable reserves and other allowances	85,392	56,979
Depreciation	(3,120)	(2,609)
Amortization	9,606	8,231
Tax credits and other carryforwards	264	264
Accrued liabilities	14,955	7,415
Expenses deferred for tax purposes	6,517	6,757
Employee stock option tax benefits	7,720	15,137
Other	(1,096)	(1,318)
	$172,692	$105,258
	=======	=======

13.  Quarterly financial data (unaudited):

(In thousands, except per share data)
				Diluted
				earnings
	Net sales	Gross profit	Net income	per share
2003
First quarter	$467,189	$356,516	$123,828	$0.33
Second quarter	531,599	411,766	142,842	0.38
Third quarter	586,804	452,441	174,581	0.47
Fourth quarter	621,114	481,061	180,737	0.48

2002
First quarter	$350,508	$267,316	$74,046	$0.20
Second quarter	376,267	287,274	79,960	0.21
Third quarter	403,100	307,452	87,395	0.24
Fourth quarter	436,751	333,523	96,553	0.26

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

Goodwill and Other Intangible Assets

The Company has made acquisitions in the past that include goodwill, license agreements, product rights and other intangibles. Through fiscal 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

Effective with fiscal 2002, goodwill was no longer amortized but is subject to an annual impairment test based on its estimated fair value. License agreements, product rights and other intangibles will continue to be amortized over their useful lives and tested periodically to determine if they are recoverable from operating earnings on an undiscounted basis over their useful lives.

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. The accruals are estimated based on available information regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events, and the prevailing contractual discount rates. Certain provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates, which have not been material, are recorded when customer credits are issued or payments made to third parties.

Financial Condition and Liquidity

During fiscal year 2003 net current assets increased by $820,792,000 due to ongoing operations. Continued growth of the Company's principal promoted products, particularly our antidepressant franchise, contributed to increases in cash, accounts receivable and inventories. The Company expanded its antidepressant franchise in September 2002 with the launch of Lexapro™, the selective serotonin reuptake inhibitor (SSRI) for the treatment of depression. Lexapro is a single isomer of Celexa™ , and together the two products achieved an overall market share of approximately 22% of new prescriptions at the end of the period. The antidepressant market continues to be one of the largest therapeutic markets within the U.S. pharmaceutical industry. During the year, portions of the Company's long-term investment portfolio matured and were placed into short-term cash equivalent investments as the returns on either type of investment did not vary significantly. In May 2002, the Company made a $43,960,000 marketing rights payment to Sankyo Pharma upon the launch of Benicar™ (a registered trademark of Sankyo Pharma), an angiotensin receptor blocker for the treatment of hypertension. Pursuant to the co-promotion agreement, Forest is co-promoting Benicar with Sankyo for a period of up to six years and will receive a share of the product profits, as defined. The Company will continue to receive a reduced residual share of the product profits for a specified period thereafter. The payment to Sankyo was included in license agreements, product rights and other intangibles, and will be amortized against future revenues. The increases in the level of the Company's overall ongoing operations also contributed to increases in deferred income taxes, accounts payable, accrued expenses and income taxes payable.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product and research and development demands. The Company is renovating a newly acquired building on Long Island to be used as a research and development facility and completed the renovation of leased office space in New Jersey. Further property expansions and acquisitions are planned in the future, including the expansion of its packaging and distribution facility also located on Long Island, to meet the needs from increased sales and related production, warehousing and distribution and for products under development.

The Company is a party to several license agreements for products currently under development that may obligate Forest, in future periods, to pay additional amounts subject to the achievement of certain product development milestones, as defined.

The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2018. Aggregate minimum rentals under noncancellable leases currently total $179,588,000. Refer to Note 8 to the consolidated financial statements, "Commitments".

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales increased $640,080,000 to $2,206,706,000, a 41% increase from fiscal 2002. In September 2002, the Company launched Lexapro, the single isomer of Celexa. For the year, Lexapro sales amounted to $244,730,000 and Celexa sales amounted to $1,451,979,000. Combined, the antidepressant franchise contributed $608,915,000 to the net sales change. At March 31, 2003 Celexa's share of new prescriptions in the SSRI market was approximately 12% and Lexapro's share was approximately 10%. In clinical trials Lexapro demonstrated significant clinical benefits as compared to Celexa. Therefore, upon the introduction of Lexapro, the Company ceased nearly all promotion of Celexa. A portion of Lexapro's market share has come from Celexa and the Company anticipates sales of Celexa will decline as Lexapro continues to gain market share. Lexapro has patent protection until 2009 and the Company has applied for an extension to 2011. Celexa has Hatch-Waxman marketing exclusivity through July 2003 and was granted a six-month extension based upon FDA approval of Celexa for use in adolescents. Therefore, January 2004 is the first point at which a generic competitor may file an ANDA for review by the FDA. Net sales of Tiazac® increased $10,919,000 during the year due primarily to volume. On April 10, 2003 a generic equivalent product to Tiazac was introduced into the market. As a result, the Company expects sales of Tiazac to decline in the future. The remainder of the net sales change of $20,246,000 was due primarily to price increases for our generic and other non-promoted product lines.

Net sales in fiscal 2002 increased by $392,099,000 to $1,566,626,000, a 33% increase from fiscal 2001. Forest's leading product, Celexa, accounted for most of the increase with sales of $1,087,794,000, an increase of $373,435,000 or 52% from fiscal 2001, of which $21,777,000 was due to higher average net selling prices. As of March 31, 2002, Celexa had captured a 17.0% share of total prescriptions in the SSRI market. Tiazac sales increased $13,223,000 in fiscal 2002, of which $5,400,000 was due to volume increases and $7,823,000 was due to price. Sales of Aerobid® declined $15,998,000 during fiscal 2002 from a combination of competition in the inhaled steroid market and lower average selling prices realized due to a significant increase in government sales. Sales of Forest's generic and older unpromoted product lines increased by $21,439,000 from fiscal 2001, due principally to price increases.

Increases in other income in fiscal years 2003 and 2002 were the result of higher interest income resulting from increases in funds available for investment. Included in other income for all periods were royalties on sales of Climara®, a transdermal estrogen product, which amounted to $6,552,000, $5,899,000 and $6,827,000 in fiscal years 2003, 2002 and 2001, respectively.

Cost of sales as a percentage of sales was 23% in fiscal year 2003 as compared to 24% in fiscal years 2002 and 2001. The improvement was the result of an increase in overall plant utilization and of product mix, as our antidepressant franchise, which has a relatively lower cost of goods, increased to 77% of the total consolidated net sales for fiscal year 2003 as compared to 69% in fiscal year 2002 and 61% in 2001.

Selling, general and administrative expenses increased by $112,641,000 in fiscal year 2003 and $86,129,000 in fiscal year 2002. The increases resulted from increased marketing costs in connection with the launch of Lexapro and the hiring of additional sales representatives in connection with new product launches. During the first quarter of fiscal 2003, the Company completed the 600-person salesforce expansion begun in the fourth quarter of fiscal 2002 and during the third quarter of this year, an additional 170 sales representatives were added to the salesforce. These expansions were undertaken to facilitate the launches of Benicar and Lexapro and have brought the total number of sales representatives and managers to approximately 2,300. The Company expects to further increase its salesforce in fiscal 2004 in anticipation of additional product launches.

The increases in research and development expense during each of the years presented were due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. During the current fiscal year, particular emphasis was placed on memantine and dexloxiglumide. Memantine, a moderate-affinity uncompetitive N-methyl D-aspartate (NMDA) receptor antagonist, is being developed for the treatment of Alzheimer's disease. The Company filed an NDA for memantine's treatment of Alzheimer's disease in July 2002. Subsequent to this submission, the results of an additional clinical trial comparing a regimen of memantine in addition to Aricept® (a registered trademark of Eisai Co., Ltd.) showed significant benefits. Following the announcement of the results of the new study, the Company voluntarily withdrew and re-filed the NDA in December 2002, which now includes three clinical trials for moderate to severe Alzheimer's disease. During the year, clinical trials were conducted for additional indications for Lexapro, and a supplemental NDA was filed in November 2002 for generalized anxiety disorder. On May 1, 2003, the Company filed a second supplemental NDA to further expand the labeling for Lexapro to include an indication for the treatment of panic disorder. Dexloxiglumide, for the treatment of constipation-prone irritable bowel syndrome, is currently in Phase III clinical testing. Other products currently in our pipeline for which clinical studies are being conducted include: neramexane, an NMDA receptor antagonist, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain both of which received approvable letters and remain under review with the FDA. Forest received an approvable letter from the FDA in August 2002 regarding lercanidipine for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested by Forest. The Company is presently re-formulating the current lercanidipine formulation and developing a clinical program to support the requested dosing regimen. The Company anticipates further increases in research and development for next year and beyond.

The effective income tax rate, as anticipated, declined to 24% for the current year, from 28% in fiscal years 2002 and 2001. The lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Celexa, Lexapro and several other products under development. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

The Company expects to continue its profitability into fiscal 2004 with continued growth in its principal promoted products.

Inflation has not had a material effect on the Company's operations for the periods presented.

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's filings with the SEC, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Forest Laboratories, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statements of Forest Laboratories, Inc. on Forms S-8, filed with the Securities and Exchange Commission on October 28, 1994, October 18, 1998 and October 26, 2000 and Form S-3 filed with the Securities and Exchange Commission on November 30, 1993, respectively, of our reports dated April 19, 2003 on the consolidated financial statements and schedule of Forest Laboratories, Inc. appearing in the Annual Report on Form 10-K as of and for the year ended March 31, 2003.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 27, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Forest Laboratories, Inc. (the "Company") on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
June 27, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Annual Report of Forest Laboratories, Inc. (the "Company") on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer
June 27, 2003

                                                                 CERTIFICATION                                                 Exhibit 99.3

I, Howard Solomon, Chairman of the Board, Chief Executive Officer and Director, certify that:

       1.  I have reviewed this Annual Report on Form 10-K of Forest Laboratories, Inc.;

       2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual
            Report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                   b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation
                        Date"); and

                   c.  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6.  The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

                                                                 CERTIFICATION                                                 Exhibit 99.4

I, John E. Eggers, Vice President - Finance and Chief Financial Officer, certify that:

       1.  I have reviewed this Annual Report on Form 10-K of Forest Laboratories, Inc.;

       2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual
            Report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                   b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation
                        Date"); and

                   c.  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6.  The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer