Form 10-Q
period 2003-06-30
FOREST LABORATORIES INC
filed 2003-08-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X    No        .

Number of shares outstanding of Registrant's Common Stock as of August 14, 2003:
364,974,339.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2003 (Unaudited)	March 31, 2003

Assets

Current assets: Cash (including cash equivalent investments of $1,306,298 in June and $1,263,156 in March)	$1,307,605	$1,265,508
Marketable securities	64,990	176,338
Accounts receivable, less allowance for doubtful accounts of $17,784 in June and $16,925 in March	225,243	192,067
Inventories, net	473,387	452,886
Deferred income taxes	153,575	156,957
Other current assets	23,894	11,577
Total current assets	2,248,694	2,255,333

Marketable securities	256,971	114,639

Property, plant and equipment	323,804	304,818
Less: accumulated depreciation	92,590	86,820
	231,214	217,998
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $226,853 in June and $221,099 in March	278,512	279,171
Deferred income taxes	17,602	17,627
Other	17,744	18,374
Total other assets	328,823	330,137

Total assets	$3,065,702	$2,918,107
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2003 (Unaudited)	March 31, 2003

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 75,465	$ 151,719
Accrued expenses	259,606	245,240
Income taxes payable	165,469	167,438
Total current liabilities	500,540	564,397

Deferred income taxes	1,601	1,892

Stockholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 400,291 shares in June and 399,011 shares in March	40,029	39,901
Capital in excess of par	715,842	687,905
Retained earnings	2,099,877	1,920,060
Accumulated other comprehensive income (loss)	1,134	(3,429)
Treasury stock, at cost
(35,553 shares in June and 35,539 shares in March)	(293,321)	(292,619)
Total stockholders' equity	2,563,561	2,351,818

Total liabilities and stockholders' equity	$3,065,702	$2,918,107
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,
	2003	2002

Net sales	$605,748	$467,189
Other income	8,681	11,608
	614,429	478,797

Costs and expenses: Cost of sales	140,668	110,673
Selling, general and administrative	191,494	154,925
Research and development	53,347	50,267
	385,509	315,865

Income before income tax expense	228,920	162,932

Income tax expense	49,103	39,104

Net income	$179,817	$123,828
	=======	=======
Net income per common and common equivalent share:

Basic	$0.49	$0.35
	====	====
Diluted	$0.48	$0.33
	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	364,098	358,808
	======	======
Diluted	376,803	371,506
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30,
	2003	2002

Net income	$179,817	$123,828
Other comprehensive income	4,563	13,790

Comprehensive income	$184,380	$137,618
	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
(In thousands)	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 179,817	$123,828
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	5,255	3,828
Amortization and impairments	5,754	8,203
Deferred income tax benefit	(4,604)	(47,187)
Foreign currency translation loss (gain)	237	(140)
Tax benefit realized from the exercise of stock options by employees	22,764	20,034
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(33,176)	(5,995)
Inventories, net	(20,501)	(9,634)
Refundable income taxes		12,733
Other current assets	(12,317)	(3,173)
Increase (decrease) in:
Accounts payable	(76,254)	8,150
Accrued expenses	14,366	31,634
Income taxes payable	(1,969)	29,547
Decrease in other assets	630	320

Net cash provided by operating activities	80,002	172,148

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(18,262)	(14,823)
Purchase of marketable securities	(234,754)	(428,646)
Redemption of marketable securities	203,770	267,428
Purchase of license agreements, product rights and other intangibles	(5,000)	(43,960)

Net cash used in investing activities	(54,246)	(220,001)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	12,319	5,028

Effect of exchange rate changes on cash	4,022	13,468
Increase (decrease) in cash and cash equivalents	42,097	(29,357)
Cash and cash equivalents, beginning of period	1,265,508	459,861
Cash and cash equivalents, end of period	$1,307,605	$430,504
	========	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$32,843	$24,104

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	June 30, 2003
(In thousands)	(Unaudited)	March 31, 2003

Raw materials	$118,055	$101,607
Work in process	22,604	38,190
Finished goods	332,728	313,089
	$473,387	$452,886
	=======	=======

3.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended June 30,
(In thousands)
	2003	2002
Basic	364,098	358,808
Effect of assumed conversion of employee stock options and warrants	12,705	12,698
Diluted	376,803	371,506
	======	======

Options to purchase approximately 229,300 shares of common stock at an exercise price of $53.23 per share that were outstanding during a portion of the three-month period ended June 30, 2003 were not included in the computation of diluted net income per share because they were anti-dilutive. Options to purchase approximately 4,741,500 shares of common stock at exercise prices ranging from $37.86 to $41.49 per share that were outstanding during a portion of the three-month period ended June 30, 2002 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2013.

4.   Stock-Based Compensation:

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended June 30, 2003 and June 30, 2002: dividend yield of zero; expected volatility of 41.87% and 31.29%, respectively; risk-free interest rates of 4.5% and 4.3%, respectively; and expected lives of 5 to 10 years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
(In thousands, except per share data)	2003	2002
Net income:
As reported	$179,817	$123,828
Deduct: Total stock-based employee compensation expense
determined under fair value method	(8,423)	(5,859)
Pro forma	$171,394	$117,969
	=======	=======
Net income per common share:
Basic:
As reported	$0.49	$0.35
Pro forma	$0.47	$0.33
Diluted:
As reported	$0.48	$0.33
Pro forma	$0.45	$0.32

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

The following accounting policies are important in understanding the Company's financial condition and results of operations and should be considered as an integral part of any financial review. Refer to Notes 1 through 4 to the consolidated financial statements for additional policies.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization and certain contingencies. The Company is subject to risks and uncertainties, which may include but are not be limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary. Certain of these risks, uncertainties and assumptions are discussed further under the section entitled "Forward Looking Statements".

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. The accruals are estimated based on available information regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events, and the prevailing contractual discount rates. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates, which have not been material, are recorded when customer credits are issued or payments are made to third parties.

Financial Condition and Liquidity

Net current assets increased by $57,218,000 from March 31, 2003. Cash and cash equivalents increased by $42,097,000 and marketable securities increased in total by $30,984,000 during the quarter due to operating activities. During the quarter, the composition of marketable securities shifted in favor of longer term securities in order to receive more favorable rates of return. The increase in accounts receivable resulted primarily from favorable terms given in connection with the launch during the quarter, of the Company's generic Tiazac®. Inventories and accrued expenses increased from ongoing operations. The Company expanded its antidepressant franchise during the second quarter of fiscal 2003 with the launch of Lexapro™ (escitalopram oxalate), for the treatment of depression. Lexapro is the single isomer of Celexa™ (citalopram), and together the two products achieved an overall market share of approximately 24.2% of new prescriptions at the end of the period. The antidepressant market continues to be one of the largest therapeutic markets within the U.S. pharmaceutical industry. The decrease in accounts payable resulted principally from the timing of payments made to the Company's supplier of citalopram and escitalopram oxalate.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product and research and development demands. On Long Island, the Company is nearing completion of a new research and development laboratory and the expansion of its packaging and distribution facility has begun. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for products under development.

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

Results of Operations

Net sales increased $138,559,000 to $605,748,000, a 30% increase from the same period last year. For the quarter, sales of Lexapro, launched in September 2002, amounted to $190,992,000. Sales of Celexa amounted to $284,717,000 for the quarter, a decrease of $66,718,000 over the same period last year. A portion of Lexapro's market share has come from Celexa, as both physicians and patients continue to realize significant benefits from Lexapro versus Celexa. The Company anticipates further declines in Celexa sales as Lexapro continues to gain market share. At the end of the quarter, Lexapro had achieved a 13.3% share of new prescriptions in the SSRI market, while Celexa's share declined to 10.9% from a peak share of 17.9% in August 2002. Lexapro has patent protection until 2009 and the Company has applied for an extension to 2011. On August 11, 2003 the Company received notification from a generic manufacturer that it had filed an Abbreviated New Drug Application ("ANDA") with a Paragraph IV Certification with the FDA for a generic equivalent to Lexapro. The Company believes that its patents on Lexapro are valid and strong patents and expects to defend its rights under those patents which would preclude the introduction of a generic product at least until after the expiration of our substance patent, including patent extension, which will be in 2011. Celexa has Hatch-Waxman marketing exclusivity through July 2003 and was granted a six-month extension based upon the submission of results of clinical studies in depressed pediatric patients. Therefore, January 2004 is the first date at which a generic competitor may file an ANDA for review by the FDA. In April 2003, a generic equivalent to the Company's Tiazac was introduced into the market, resulting in a decrease in sales of $9,526,000 over the same period last year. The Company will phase down all promotional efforts for Tiazac beginning in the second fiscal quarter and expects further declines in sales of its Tiazac brand as generic substitution rates continue to increase. However, during the quarter, the Company introduced its own generic version of Tiazac and sales of that product, which included stocking sales, amounted to $19,853,000. The remainder of the net sales increase of $3,958,000 was due primarily to price increases for our other non-promoted and generic product lines.

Other income decreased $2,927,000 during the current quarter primarily as the result of lower interest income resulting from lower interest rates. The decline was offset slightly by a $1,452,000 increase in contract income on sales of Climara®, a transdermal estrogen product marketed by Berlex, in which the Company has a residual royalty interest.

Cost of sales as a percentage of sales was 23% during the current quarter as compared to 24% for the same period last year. The improvement was the result of an increase in overall plant utilization and of product mix, as our antidepressant franchise, which has a relatively lower cost of goods, increased to 79% of the total consolidated net sales for the first quarter as compared to 75% for the same period last year.

Selling, general and administrative expenses increased $36,569,000 during the current quarter as compared to the same period last year. The increase resulted primarily from the full impact of the salesforce expansion completed in May 2002 as well as marketing costs in connection with Lexapro and pre-launch costs associated with memantine. The Company expects to further increase its salesforce later this year in anticipation of additional product launches.

Research and development expense increased by $3,080,000 during the quarter due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. The Company continues to conduct clinical trials for additional indications for Lexapro, and in May 2003, a supplemental New Drug Application ("sNDA") was filed to expand Lexapro's labeling to include panic disorder. In November 2002, an sNDA was filed for the treatment of generalized anxiety disorder, and the Company expects to hear from the FDA regarding that indication later this year. In December 2002, the Company filed an NDA for memantine, and was notified of its acceptance for review by the FDA in January 2003. Memantine, a moderate-affinity uncompetitive N-methyl D-aspartate (NMDA) receptor antagonist, is being developed for the treatment of moderate to severe Alzheimer's disease. Other products currently in our pipeline for which clinical studies are being conducted include: Dexloxiglumide, for the treatment of constipation-predominant irritable bowel syndrome, which is currently in Phase III clinical testing; neramexane, an NMDA receptor antagonist, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain, both of which received approvable letters and remain under review with the FDA. Forest received an approvable letter from the FDA in August 2002 regarding lercanidipine for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested by Forest. The Company is presently re-formulating the current lercanidipine formulation and developing a clinical program to support the requested dosing regimen. During fiscal 2003, the FDA determined that the NDA for acamprosate, for the treatment of alcohol dependence, was non-approvable. Subsequently, the FDA has agreed to accept a resubmission of the NDA with a re-analysis of existing safety and efficacy data. The Company anticipates further increases in research and development for the remainder of this fiscal year and beyond.

The effective income tax rate, as anticipated, declined to 21% for the current quarter, as compared to 24% from the same period last year. The lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Lexapro, Celexa, and several other products under development. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

The Company expects to continue its profitability during the current fiscal year with continued growth in its principal promoted products.

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

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because the Company had no debt and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a description of certain legal proceedings to which the Company is a party.

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2

             (b)    Reports on Form 8-K. On April 23, 2003 the Company filed a current report on Form
                     8-K to file its earnings press release for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Howard Solomon, Chairman of the Board, Chief Executive Officer and Director, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of Forest Laboratories, Inc. ("the Company");

       2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

       4.  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))
            for the Company and we have:

                   a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                   b.  evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   c.  disclosed in this report any change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

       5.  The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
                         Company's ability to record, process, summarize and report financial information; and

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: August 14, 2003

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

Exhibit 31.2

CERTIFICATION

I, John E. Eggers, Vice President - Finance and Chief Financial Officer, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of Forest Laboratories, Inc. ("the Company");

       2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

       4.  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))
            for the Company and we have:

                   a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                   b.  evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   c.  disclosed in this report any change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

       5.  The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
                         Company's ability to record, process, summarize and report financial information; and

                    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: August 14, 2003

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2003