Form 10-Q
period 2003-09-30
FOREST LABORATORIES INC
filed 2003-11-14
CIK 38074

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares outstanding of Registrant's Common Stock as of November 14, 2003:
365,631,212.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)	September 30, 2003 (Unaudited)	March 31, 2003

Assets

Current assets: Cash (including cash equivalent investments of $1,453,482 in September and $1,263,156 in March)	$1,454,580	$1,265,508
Marketable securities	57,147	176,338
Accounts receivable, less allowance for doubtful accounts of $18,747 in September and $16,925 in March	227,537	192,067
Inventories, net	492,779	452,886
Deferred income taxes	149,058	156,957
Other current assets	19,070	11,577
Total current assets	2,400,171	2,255,333

Marketable securities	272,307	114,639

Property, plant and equipment	340,513	304,818
Less: accumulated depreciation	96,717	86,820
	243,796	217,998
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $232,667 in September and $221,099 in March	260,217	279,171
Deferred income taxes	18,602	17,627
Other	16,957	18,374
Total other assets	310,741	330,137

Total assets	$3,227,015	$2,918,107
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for par values)	September 30, 2003 (Unaudited)	March 31, 2003

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 77,808	$ 151,719
Accrued expenses	266,902	245,240
Income taxes payable	117,078	167,438
Total current liabilities	461,788	564,397

Deferred income taxes	1,453	1,892

Stockholders' equity: Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 500,000; issued 401,143 shares in September and 399,011 shares in March	40,114	39,901
Capital in excess of par	731,118	687,905
Retained earnings	2,284,334	1,920,060
Accumulated other comprehensive income (loss)	3,081	(3,429)
Treasury stock, at cost
(35,584 shares in September and 35,539 shares in March)	(294,873)	(292,619)
Total stockholders' equity	2,763,774	2,351,818

Total liabilities and stockholders' equity	$3,227,015	$2,918,107
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net sales	$619,157	$531,599	$1,224,905	$ 998,788
Other income	6,368	13,017	15,049	24,625
	625,525	544,616	1,239,954	1,023,413

Costs and expenses: Cost of sales	137,835	119,833	278,503	230,506
Selling, general and administrative	191,042	184,895	382,536	339,820
Research and development	61,820	51,318	115,167	101,585
	390,697	356,046	776,206	671,911

Income before income tax expense	234,828	188,570	463,748	351,502

Income tax expense	50,371	45,728	99,474	84,832

Net income	$184,457	$142,842	$ 364,274	$ 266,670
	=======	=======	========	========
Net income per common and common equivalent share:

Basic	$0.51	$0.40	$1.00	$0.74
	====	====	====	====
Diluted	$0.49	$0.38	$0.97	$0.72
	====	====	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	365,081	359,606	364,451	359,228
	======	======	======	======
Diluted	375,108	371,446	375,268	371,498
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net income	$184,457	$142,842	$364,274	$266,670
Other comprehensive income (loss)	1,947	(2,268)	6,510	11,522

Comprehensive income	$186,404	$140,574	$370,784	$278,192
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 364,274	$266,670
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	10,428	8,564
Amortization, impairments and write-offs	24,113	18,929
Deferred income tax benefit	(1,235)	(63,005)
Foreign currency translation loss (gain)	1,023	(379)
Tax benefit realized from the exercise of stock options by employees	29,034	24,295
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(35,470)	(39,158)
Inventories, net	(39,893)	(46,181)
Refundable income taxes		12,733
Other current assets	(7,493)	(745)
Increase (decrease) in:
Accounts payable	(73,911)	(6,215)
Accrued expenses	21,662	56,567
Income taxes payable	(50,360)	48,218
Decrease (increase) in other assets	1,417	(102)

Net cash provided by operating activities	243,589	280,191

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(35,986)	(33,894)
Purchase of marketable securities	(405,431)	(521,876)
Redemption of marketable securities	366,954	638,163
Purchase of license agreements, product rights and other intangibles	(5,000)	(43,960)

Net cash provided by (used in) investing activities	(79,463)	38,433

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	19,858	13,967

Effect of exchange rate changes on cash	5,088	11,395
Increase in cash and cash equivalents	189,072	343,986
Cash and cash equivalents, beginning of period	1,265,508	459,861
Cash and cash equivalents, end of period	$1,454,580	$803,847
	========	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$121,969	$62,825

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

2.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	September 30, 2003
(In thousands)	(Unaudited)	March 31, 2003

Raw materials	$161,264	$101,607
Work in process	23,962	38,190
Finished goods	307,553	313,089
	$492,779	$452,886
	=======	=======

3.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2003	2002	2003	2002
Basic	365,081	359,606	364,451	359,228
Effect of assumed conversion of employee stock options and warrants	10,027	11,840	10,817	12,270
Diluted	375,108	371,446	375,268	371,498
	======	======	======	======

Options to purchase approximately 333,000 shares of common stock at exercise prices ranging from $50.56 to $53.23 per share and options to purchase approximately 3,158,000 shares of common stock at exercise prices ranging from $48.34 to $53.23 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2003, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. Options to purchase approximately 4,718,000 shares of common stock at exercise prices ranging from $37.86 to $41.49 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2002 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2013.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and six-month periods ended September 30, 2003 and September 30, 2002: dividend yield of zero; expected volatility of 35.04% and 31.29%, respectively; risk-free interest rate of 4.3%; and expected lives of 5 to 10 years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income:
As reported	$184,457	$142,842	$364,274	$266,670
Deduct: Total stock-based employee compensation
expense determined under fair value method	(8,661)	(6,199)	(17,118)	(12,059)
Pro forma	$175,796	$136,643	$347,156	$254,611
	=======	=======	=======	=======
Net income per common share:
Basic:
As reported	$0.51	$0.40	$1.00	$0.74
Pro forma	$0.49	$0.38	$0.95	$0.71
Diluted:
As reported	$0.49	$0.38	$0.97	$0.72
Pro forma	$0.47	$0.36	$0.92	$0.69

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

The following accounting policies are important in understanding the Company's financial condition and results of operations and should be considered an integral part of the financial review. Refer to Notes 1 through 4 to the consolidated financial statements for additional policies.

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

Financial Condition and Liquidity

Net current assets increased by $247,447,000 from March 31, 2003. Cash and cash equivalents increased by $189,072,000 and marketable securities increased in total by $38,477,000 during the period due to operating activities. During the period, the composition of marketable securities shifted in favor of longer term securities in order to receive more favorable rates of return. The increase in accounts receivable was the result of wholesaler ordering patterns which resulted in more sales which were not yet due for payment under our normal payment terms. Several major wholesalers purchase products on Monday and Tuesday and there were five Mondays and Tuesdays within our 30-day payment terms at the end of the quarter. The increase in inventories during the period was due to raw materials, which increased in volume to support increasing sales and included a change in the mix of materials held for sale and materials held for sampling. Under our licensing arrangements for Celexa™ (citalopram) and Lexapro™ (escitalopram oxalate), raw materials for sampling are purchased at a discount. Included in inventory are goods held for both sales and sampling. During its launch, samples of Lexapro comprised a greater proportion of inventory. In addition, subsequent to the launch of Lexapro, Celexa was no longer promoted and sampling has been minimal. The change in the mix of inventory has no impact on gross margin and sample expense is a component of selling, general and administrative expenses. The decrease in accounts payable resulted principally from the timing of deliveries of raw material for Celexa and Lexapro near the end of the March 31, 2003 period. As a result, payment for a larger portion of the deliveries through March 31, 2003 was not yet due under normal payment terms.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product and research and development demands. On Long Island, the Company is nearing completion of a 100,000 square foot research and development laboratory and has begun the expansion of its packaging and distribution facility, which will add approximately 185,000 square feet to that location. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for products under development.

The Company is a party to several license agreements for products currently under development that may obligate Forest, in future periods, to pay additional amounts subject to the achievement of certain product development milestones, as defined. During the second quarter the Company announced that it has discontinued development of dexloxiglumide for irritable bowel syndrome ("IBS"), causing a write-off of the license agreement of $12,545,000 to research and development expense.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Results of Operations

Net sales for the three and six months ended September 30, 2003 increased $87,558,000 and $226,117,000, respectively, from the same periods of last year, primarily due to the launch of Lexapro. Lexapro, which was launched in September 2002 and included initial stocking of $21,749,000, contributed $210,682,000 and $401,674, 000, respectively, to the net sales change. A portion of Lexapro's market share has come from Celexa. Consequently sales of Celexa declined $103,685,000 and $170,403,000, respectively from the same periods of the prior year primarily due to volume. The Company anticipates further declines in Celexa sales as Lexapro continues to gain market share. At the end of the quarter, Lexapro had achieved a 12.6% share of total prescriptions in the SSRI market, while Celexa's share declined to 11.0% from a peak share of 17.5% in August 2002. Lexapro has patent protection until 2009 and the Company has applied for an extension to 2011. On August 11, 2003 the Company received notification from a generic manufacturer that it had filed an Abbreviated New Drug Application ("ANDA") with a Paragraph IV Certification with the Food and Drug Administration ("FDA") for a generic equivalent to Lexapro. The Company believes that its patents on Lexapro are valid and expects to defend its rights under those patents which would preclude the introduction of a generic product at least until after the expiration of our substance patent, including patent extension, which will be in 2011. The Company has commenced an action for patent infringement against the third party ANDA filer. Celexa has Hatch-Waxman marketing exclusivity through July 2003 and was granted a six-month extension based upon the submission of results of clinical studies in depressed pediatric patients. Therefore, January 2004 is the first date at which a generic competitor may file an ANDA for review by the FDA. In April 2003, a generic equivalent to the Company's Tiazac was introduced into the market, resulting in a decrease in sales of $25,785,000 for the quarter and $35,311,000 for the six months. The Company has ceased all promotional efforts for Tiazac as of September 2003 and expects further declines in sales of its Tiazac brand as generic substitution rates continue to increase. During the June 2003 quarter, the Company introduced its own generic version of Tiazac. Sales of that product in the September 2003 quarter were $2,590,000 and for the six months were $22,443,000, including initial stocking. The remainder of the net sales increase of $3,756,000 and $7,714,000 for the periods presented was comprised of price increases of $21,925,000 and $28,702,000 offset by volume declines of $18,701,000 and $22,917,000.

Other income for the three and six months ended September 2003 decreased over the same periods of last year as the prior year included capital gains on the liquidation of certain long-term investments, a gain on the sale of assets and interest on tax refunds. Interest income also decreased as the Company received lower rates of return on invested funds during the current periods.

Cost of sales as a percentage of net sales for the three and six-month periods ended September 2003, was 22% and 23%, respectively as compared to 23% for the same periods last year. The improvement was the result of an increase in overall plant utilization and of product mix, as our antidepressant franchise, which has a relatively lower cost of goods, increased to 83% of the total consolidated net sales for the current quarter as compared to77% for the same quarter of last year.

Selling, general and administrative expenses increased $6,147,000 and $42,716,000 for the three and six-month periods ended September 30, 2003, respectively, as compared to the same periods last year. The increase was due to expanded sales and marketing activities related in large part to ongoing promotion of Lexapro and pre-launch expenses for Namenda™ (memantine HCL). On October 17, 2003, the Company received FDA approval of Namenda for the treatment of moderate to severe Alzheimer's disease. The Company expects to begin shipping Namenda to its customers in December. In September 2003, the Company received an approvable letter from the FDA for its Generalized Anxiety Disorder ("GAD") indication for Lexapro. The Company is currently planning to launch and commence promotional activities for Lexapro's new GAD indication and Namenda in the fourth fiscal quarter. The Company will expand its salesforce in anticipation of those product launches and expects that the cost of the expanded salesforce, including initial hiring and training costs, together with the promotional costs will result in an increase in selling, general and administrative expenses in the second half of the year.

Research and development expense increased by $10,502,000 and $13,582,000 for the three and six-month periods ended September 30, 2003, respectively. The current quarter included a one-time write-off of dexloxiglumide, after its phase III clinical program for the treatment of IBS failed to achieve statistically significant results. The Company continues to conduct clinical trials for additional indications for Lexapro. In September 2003 Lexapro received an approvable letter from the FDA for the treatment of GAD. In May 2003, a supplemental New Drug Application ("sNDA") was filed to expand Lexapro's labeling to include panic disorder. On October 17, 2003, the Company received FDA approval to market memantine for the treatment of moderate to severe Alzheimer's disease. The Company will market memantine for this indication under the trade name Namenda. Memantine is also being studied for the treatment of mild to moderate Alzheimer's disease as well as the additional indication for neuropathic pain. Other products currently in our pipeline for which clinical studies are being conducted include: neramexane, a follow-on NMDA receptor antagonist to memantine, which is currently in Phase II clinical trials and is being tested for various CNS disorders; Aerospan® for asthma and oxycodone/ibuprofen for moderate to severe pain, both of which received approvable letters and remain under review with the FDA. Forest received an approvable letter from the FDA in August 2002 regarding lercanidipine for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested by Forest. The Company is presently re-formulating lercanidipine and developing a clinical program to support the requested dosing regimen. During fiscal 2003, the FDA determined that the NDA for acamprosate, for the treatment of alcohol dependence, was non-approvable. Subsequently, the FDA has agreed to accept a resubmission of the NDA with a re-analysis of existing safety and efficacy data. The Company anticipates further increases in research and development for the remainder of this fiscal year and beyond.

The effective income tax rate, as anticipated, declined to 21% in the quarter and six months ended September 30, 2003, as compared to 24% from the same period last year. The lower effective tax rate was a direct result of the increase in the proportion of income recognized by our Irish subsidiary, which is both the licensee and manufacturer of Lexapro, Celexa, and several other products under development, including Namenda which will be launched later this year. The Company's Irish subsidiary is subject to a significantly lower tax rate than the rate in effect in the United States.

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

Part II - Other Information

Item 1.  Legal Proceedings

             Reference is hereby made to the Company's Annual Report on Form 10-K (the "2003 Form
             10-K") for the fiscal year ended March 31, 2003, for a description of certain legal proceedings to which the Company is a party.

             During the quarter, the Company was named as a defendant in two additional actions which have been transferred to the United States District Court for the District of Massachusetts for
             coordination with the litigation captioned "In re Pharmaceutical Industry AWP Litigation".
             The additional actions were brought on behalf of Westchester and Rockland Counties, New
             York, alleging essentially identical claims to the action brought by Suffolk County, New
             York, described in the 2003 Form 10-K. Motions to dismiss are currently pending in this litigation.

             In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court for the
             District of Delaware under the caption "Forest Laboratories, Inc., Forest Laboratories
             Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc." The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug
             Application (an "ANDA") for a generic equivalent to the Company's Lexapro™ brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until
             2011. Ivax has denied that the manufacture or marketing of its generic product, if approved by the FDA, would infringe the Company's patent and has asserted a counterclaim to the effect that the Company's Lexapro patent is invalid.

             The Company believes its patent is valid and intends to vigorously prosecute this action, including the defense of the Ivax counterclaim. This action is currently in its preliminary stages.

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)    The registrant held its annual meeting of stockholders on August 11, 2003.

             (b)    N/A

             (c)    At the annual meeting, holders of the registrant's Common Stock voted for the election of seven members of the registrant's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     The proposal to amend the Company's Certificate of Incorporation to authorize additional shares of the Company's Common Stock failed to receive the required majority of the issued and outstanding Common Stock and was not approved. Holders of the registrant's Common Stock voted for the ratification of BDO Seidman, LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 31, 2004.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold Authority	Broker Non-Votes
Election of Directors:
Howard Solomon	234,904,885			83,258,796
Kenneth E. Goodman	232,514,760			85,648,921
Phillip M. Satow	201,379,839			116,783,842
William J. Candee III	280,599,093			37,564,588
George S. Cohan	298,691,086			19,472,595
Dan L. Goldwasser	296,853,066			21,310,615
Lester B. Salans	298,789,662			19,374,019

Ratification of Amendment of the Company's Certificate of Incorporation to authorize additional shares of the Company's Common Stock	164,639,037	151,555,347	1,969,297

Ratification of Independent Public Accountants	311,923,865	4,387,298	1,852,518

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2

             (b)    Reports on Form 8-K. On July 15, 2003 the Company furnished a current report on
                      Form 8-K to file its earnings press release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

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

Date: November 14, 2003

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

Date: November 14, 2003

/s/ John E. Eggers
John E. Eggers
Vice President - Finance and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Forest Laboratories, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Eggers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2003