Form 10-K
period 2004-03-31
FOREST LABORATORIES INC
filed 2004-06-14
CIK 38074

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 was $18,393,051,894.

Number of shares outstanding of the registrant's Common Stock as of June 10, 2004: 369,850,601.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of registrant.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2004.

_________________

TABLE OF CONTENTS
(Quick Links)

        PART I

            ITEM 1. BUSINESS
            ITEM 2. PROPERTIES
            ITEM 3. LEGAL PROCEEDINGS

        PART II

        PART III

        PART IV

            ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                        STATEMENTS OF CASH FLOW
                        NOTES TO FINANCIAL STATEMENTS

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  EXHIBIT 10.16
                  EXHIBIT 13
                  EXHIBIT 21
                  EXHIBIT 31.1
                  EXHIBIT 31.2
                  EXHIBIT 32.1
                  EXHIBIT 32.2

PART I

ITEM 1.  BUSINESS

General

                  Forest Laboratories, Inc. and its subsidiaries (collectively, "Forest" or the "Company") develop, manufacture and sell ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Forest's most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by the Company's Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales salesforces. The Company emphasizes detailing to physicians of those branded ethical drugs it believes have the most potential for growth, and the development and introduction of new products, including products developed in collaboration with licensing partners.

                  Forest's products include those developed by Forest and those acquired from other pharmaceutical companies and integrated into Forest's marketing and distribution systems. See "Recent Developments."

                  Forest is a Delaware corporation organized in 1956. Forest's principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number 212-421-7850) and its corporate website address is http://www.frx.com. Forest makes its electronic filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on the corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Recent Developments

                  Namenda™: In October 2003, Namenda (memantine HCl) was approved for marketing and distribution by the United States Food and Drug Administration ("FDA") for the treatment of moderate to severe Alzheimer's disease. Initial stocking of Namenda began in December 2003 and the Company's salesforce began promotion of the product in March 2004. Sales of Namenda to March 31, 2004 were $45,472,000. Namenda is a moderate-affinity, uncompetitive NMDA receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain. Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease. Forest believes that Namenda's mechanism of action is distinct from drugs currently available to treat Alzheimer's disease. Forest obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH of Germany ("Merz"), the originator of the product.

                  During fiscal 2004, Forest announced the results of a six month placebo-controlled Phase III study of memantine in patients with mild to moderate Alzheimer's disease. In the study, patients who received memantine performed significantly better on both primary measures of cognition and global functioning than those given a placebo. Based on the results of this study, Forest expects to submit a supplemental NDA ("sNDA") to the FDA seeking approval for the mild to moderate Alzheimer's disease indication during the second half of calendar 2004.

                  In addition, Forest is conducting a Phase II program for the use of Namenda in neuropathic pain. While a 16 week Phase III clinical study for this indication completed during fiscal year 2004 failed to demonstrate statistical significance for the study's primary endpoints, an analysis of the study results demonstrated statistically significant weekly improvements in the assessments of nocturnal pain for the first 14 weeks. Based on the outcome of this Phase II program, Forest may choose to initiate additional Phase III trials required to submit an NDA for approval of Namenda for this indication.

                  Lexapro®: In September 2002, Forest launched Lexapro (escitalopram oxalate), a single isomer version of Forest's Celexa® (citalopram HBr) for the treatment of major depression, following approval of the product by the FDA in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor ("SSRI") than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2004, sales of Lexapro were $1,088,957,000. According to data published by IMS, an independent prescription audit firm, as of May 21, 2004, Lexapro achieved a 16.7% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                  In December 2003, Lexapro received FDA approval of its sNDA for the treatment of generalized anxiety disorder ("GAD"), a disorder characterized by excessive anxiety and worry about every day events or activities for a period of 6 months or more. The approval was based upon three GAD studies involving Lexapro which demonstrated significantly greater improvement in anxiety symptoms relative to placebo. Forest began marketing Lexapro for the treatment of GAD in January 2004. An additional sNDA to further expand the labeling for Lexapro to include an indication for the treatment of social phobia, was filed on May 25, 2004 .

                  Lexapro was developed by Forest and H. Lundbeck A/S, a Danish pharmaceutical firm which licenses the exclusive United States marketing rights to this compound, as well as Celexa, to Forest.

                  Celexa: Sales of Celexa, an SSRI for the treatment of depression, were $1,087,281,000 for the fiscal year ended March 31, 2004. Forest continues to sell Celexa, but discontinued the active promotion of the product at the time Lexapro was launched. According to data published by IMS, an independent prescription audit firm, as of May 21, 2004 Celexa declined from a peak share of 17.5% achieved in August 2002, to an 8.7% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                  Forest believes that one or more applications by generic distributors to introduce generic forms of Celexa are pending at the FDA, with possible approval during Forest's 2005 fiscal year. Forest expects to launch its own generic version of Celexa to compete with third party generic products when those products become available.

                  Neramexane: In July 2001, Forest entered into a license agreement with Merz for the development and marketing in the United States of neramexane. Neramexane, a patented novel NMDA receptor antagonist, is currently in Phase II clinical trials and is being tested for various CNS disorders.

                  Milnacipran: In January 2004, Forest entered into a license and collaboration agreement with Cypress Bioscience, Inc. for the development and marketing in the United States of milnacipran. Milnacipran is currently in Phase III development as a treatment of Fibromyalgia Syndrome ("FMS"). FMS is a frequent cause of chronic, widespread pain and is estimated to affect six to twelve million people in the United States. There are currently no products approved by the FDA for the treatment of this disorder. Pursuant to the collaboration agreement, Forest paid Cypress an upfront license fee and will pay Cypress milestone payments on the achievement of specific product development milestones, as well as running royalties based on net sales of the product following approval. Forest will be responsible for funding further development activities, which will be jointly managed by the two companies, and will have responsibility for sales and marketing activities, with Cypress having the option to perform up to 25% of physician details. The license agreement includes two patents covering the use of milnacipran for the treatment of FMS. In addition, Forest believes that, as a new chemical entity, milnacipran will qualify for five years of exclusivity under the Hatch-Waxman Act.

                  The current Phase III program is based on the results of a controlled randomized Phase II Study in 125 FMS patients. The Phase II Study demonstrated statistically significant improvements in multiple measures of clinical pain and secondary symptoms, including fatigue, mood and patient global status reports.

                  Subject to the successful completion of the Phase III program, Forest anticipates filing an NDA for milnacipran in fiscal 2008.

                  CCR1 Antagonists: In March, 2004, Forest entered into a license and collaboration agreement with ChemoCentryx, Inc., a privately held pharmaceutical development company, to develop and commercialize novel small-molecular therapeutics for autoimmune and inflammatory diseases, such as rheumatoid arthritis and multiple sclerosis. The collaboration focuses on CCR1, a specific chemokine receptor involved in the inflammation process. Under the terms of the arrangement, Forest paid ChemoCentryx an upfront payment and purchased shares of a class of ChemoCentryx preferred stock. Forest will provide funding for joint research for up to three years and will have exclusive worldwide marketing rights to CCR1 antagonists developed during such research, subject to the payment of product development milestones and running royalties. Forest will be responsible for clinical development of compounds selected during the research phase. The most advanced compound in the research program may be ready to enter Phase I clinical studies within the next 12 months.

                 Benicar® Co-Promotion with Sankyo Pharma: In December 2001, Forest entered into a co-promotion agreement with Sankyo Pharma ("Sankyo") for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker discovered and developed by Sankyo for the treatment of hypertension. The NDA for Benicar was approved by the FDA in April 2002 and the product was commercially launched by the Sankyo and Forest salesforces in the United States in May 2002.

                 Pursuant to the co-promotion agreement with Sankyo, Forest and Sankyo will share in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period. Forest will receive co-promotion income once the product becomes profitable on a cumulative basis beginning with the product launch based upon the Company's agreed contribution to the overall co-promotion effort for the six-year period. Thereafter, the Company will receive a reduced share of the profits. The Company expects that the product will become cumulatively profitable during the first half of fiscal 2005.

                  In August 2003 Forest and Sankyo jointly launched Benicar HCT™, a combination of Benicar and hydrochlorothiazide, a diuretic, which received FDA approval in June 2003. Hypertension is increasingly treated with drugs with different and complementary modes of action and accordingly Forest believes that the inclusion of this combination product in the co-promotion arrangement will enhance overall sales of the Benicar products. According to data published by IMS, an independent prescription audit firm, as of May 21, 2004, Benicar achieved a 9.44% share of total prescriptions in the angiotensin receptor blocker ("ARB") market.

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

                  Although Forest received an approvable letter from the FDA in August 2002, the FDA did not approve the once-daily dosing regimen as submitted and requested additional data. Subsequently, Forest has reformulated lercanidipine and has begun a clinical program to support the requested dosing regimen. Forest expects to be able to submit the additional data requested by the FDA during fiscal 2008.

                  Acamprosate: In October 2001, Forest entered into a distribution, marketing, trademark license and supply agreement with a subsidiary of Merck KGaA ("Merck") of Darmstadt, Germany, pursuant to which Forest licensed exclusive rights to market acamprosate in the United States for the treatment of alcohol dependence. Acamprosate, developed by Merck, has been marketed in most European countries for several years under the brand name "Campral®." Merck submitted the NDA for acamprosate to the FDA in December 2001.

                  During fiscal 2003 the FDA determined that the acamprosate NDA was not approvable at this time. Merck has submitted an amendment to the NDA and expects FDA action during the second half of calendar 2004.

                  Tiazac®: Tiazac, licensed from Biovail Corporation and launched in 1996, is Forest's once-daily formulation of diltiazem, used in the treatment of hypertension and angina. In April 2003, the FDA approved a generic formulation of this product distributed by a third party. Forest has also launched a generic version of this product under Forest's license arrangement with Biovail and has discontinued promotional activities with respect to the brand.

                  Combunox™: In October 2002, Forest received an approvable letter from the FDA with respect to Combunox, Forest's combination oxycodone/ibuprofen product being developed for the management of moderate to severe acute pain. The Company submitted its response to the approvable letter in May 2004, and expects an FDA action in response to the information submitted in the second half of fiscal 2005. Forest licenses the United States rights to this product from the British Technology Group.

                  Dexloxiglumide: During fiscal 2004, Forest discontinued the development of dexloxiglumide for the treatment of constipation-predominant irritable bowel syndrome in the United States. The decision was based on the outcome of two placebo-controlled Phase III studies which failed to demonstrate statistically significant results on the studies' primary endpoint. Forest is continuing to evaluate dexloxiglumide, licensed from Rotta Research Laboratorium S.p.A. of Italy, the originator of the compound, for potential development in other gastrointestinal indications.

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

Principal Products

                  The Company actively promotes in the United States those of its branded products which the Company's management believes have the most potential for growth and which enable its salesforces to concentrate on groups of physicians who are high prescribers of its products. Such products include: Namenda, Forest's NMDA antagonist for the treatment of moderate to severe Alzheimer's disease; Lexapro, Forest's SSRI for the treatment of major depression; and Benicar, an angiotensin receptor blocker for the treatment of hypertension, which the Company co-promotes with Sankyo.

                  Sales of Lexapro, launched in September 2002, accounted for 41.1% of Forest's sales for the fiscal year ended March 31, 2004 and 11.1% of Forest's sales for the fiscal year ended March 31, 2003.

                  Sales of Celexa, launched in September 1998, accounted for 41.0% of Forest's sales for the fiscal year ended March 31, 2004 and 65.8% and 69.4%, respectively, of Forest's sales for the fiscal years ended March 31, 2003 and 2002.

                  Sales of Namenda, launched in March 2004, accounted for 1.7% of Forest's sales for the fiscal year ended March 31, 2004.

                  Sales of Tiazac, launched in 1996, accounted for 4.8%, 9.1% and 12.1% of sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. See "Recent Developments - Tiazac."

                  Forest's generic line, marketed by the Company's Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of the Company's branded products, as well as products using the Company's controlled release technology.

                  The Company's United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of Cystic Fibrosis; Suscard® and Sustac®, sustained action nitroglycerin tablets in both buccal and oral form used in the treatment of angina pectoris; and Exorex™, used in the treatment of eczema and psoriasis.

Marketing

                  In the United States, Forest directly markets its products through its domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations. During the 2004 fiscal year, the Company expanded its salesforce for the launch of the GAD indication of Lexapro and Namenda by 525 persons to approximately 2,825 persons. In the United Kingdom, the Company's Forest Laboratories U.K. subsidiary's salesforce, currently 40 persons, markets its products directly. Forest's products are sold elsewhere through independent distributors.

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

                  The cost of human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs. Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer's products in health programs, including Medicaid, run by such states. Under the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the federal government follows a diagnosis related group ("DRG") payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a healthcare facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

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

                  During fiscal 2004, the Medicare-Approved Prescription Drug Discount Card and Transitional Assistance Program was established pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the program, pharmaceutical benefit managers and health programs will offer discounted prices on prescription drugs to qualified Medicare recipients reflecting discounts negotiated with manufacturers. The failure of a manufacturer to offer discounts to these programs could result in reduced use of the manufacturer's products.

                  In March 2004, the FDA issued a public health advisory that requires companies that manufacture antidepressants, including the Company, to revise their products' labels to include detailed warnings about the potential for suicidal tendencies in patients who take the medications. FDA officials noted that studies have not established a link between suicidal tendencies and such antidepressants and the Company believes that its analysis of clinical data involving Lexapro and Celexa indicates no such link. There can be no assurance that labeling changes required by the latest or subsequent rule making will not have an adverse effect upon the marketing of the Company's antidepressant products.

                  The Company expects that competing healthcare reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. The Company cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

Principal Customers

                  For the years ended March 31, 2004, 2003 and 2002, McKesson Drug Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation accounted for 28%, 23% and 21%, 25%, 21% and 22%, and 23%, 19% and 23%, respectively, of the Company's net sales. No other customer accounted for 10% or more of Forest's net sales for those fiscal years.

Environmental Standards

                  Forest anticipates that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on capital expenditures, earnings or the competitive position of Forest.

Raw Materials

                  The principal raw materials used by Forest for its various products are purchased in the open market. Most of these materials are obtainable and available from several sources in the United States and elsewhere in the world, although the Company's most important products, including Namenda, Lexapro and Celexa, contain patented or other exclusively manufactured materials available to the Company only through its arrangements with its licensing partners. Forest has not experienced any significant shortages in supplies of such raw materials.

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

Research and Development

                  During the year ended March 31, 2004, Forest spent $246,461,000 for research and development, as compared to $204,883,000 and $157,794,000 in the fiscal years ended March 31, 2003 and 2002, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where safety and efficacy have not yet been demonstrated and accordingly payments made in connection with acquiring the product rights are charged to research and development. Forest's research and development expenditures consist primarily of the conduct of preclinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate Forest's products from those of its competitors or to obtain additional labeling indications for its products.

Employees

                  At March 31, 2004, Forest had a total of 4,967 employees.

Patents and Trademarks

                  Forest owns or licenses certain U.S. and foreign patents on many of its branded products and products in development, including, but not limited to, Aerobid®, Aerospan®, Lexapro, Tiazac, Cervidil®, Monurol®, Combunox, Namenda, lercanidipine, dexloxiglumide, neramexane and other compounds under development pursuant to license arrangements (see "Recent Developments"), which patents expire through 2014. Celexa is no longer subject to patent protection and its exclusivity under the Hatch-Waxman Act expired in January 2004, at which time third parties became eligible to file for approval of generic equivalents. Lexapro is covered by a United States patent which expires in 2009 and should be subject to a patent term extension until 2012. See "Item 3. Legal Proceedings" for a description of certain challenges to the validity of Forest's Lexapro patent. Forest believes these patents and other rights are or may become of significant benefit to its business. Additionally, Forest owns and licenses certain U.S. patents, and has pending U.S. and foreign patent applications, relating to various aspects of its Synchron® technology and to other controlled release technology, which patents expire through 2008. Forest believes that these patents are useful in its business; however, there are numerous patents and unpatented technologies owned by others covering other controlled release processes.

                  Forest owns various trademarks and trade names which it believes are of significant benefit to its business.

Backlog -- Seasonality

                  Backlog of orders is not considered material to Forest's business prospects. Forest's business is not seasonal in nature.

ITEM 2.  PROPERTIES

                  Forest owns a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. Forest is currently expanding this facility by 185,000 square feet to accommodate additional packaging and distribution requirements for current and future products and to further expand sales training. The Company anticipates completing this expansion in the second half of calendar 2004. Forest recently purchased a 105,000 square foot warehouse and administrative office facility in Hauppauge, New York, which it was previously leasing.

                  Forest owns additional buildings of 180,000, 100,000 and 20,000 square feet in Commack, New York and is developing these locations as a research and development complex. Both the 100,000 and 20,000 square foot facilities are operational, and the 180,000 square foot facility (on 11 acres) to be used for research and development and warehousing is expected to become operational in fiscal 2007. Forest also leases an additional 28,000 square foot facility in Hauppauge, New York, for offices and warehousing for its research and development group. Forest recently leased a portion of a hotel facility in Hauppauge, New York for the purpose of housing sales representatives during sales training.

                  Forest also owns five buildings and leases three buildings in and around Inwood, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, Forest leases approximately 59,000 square feet in Farmingdale, New York for use as a clinical laboratory testing facility. Forest leases an additional 57,000 square foot facility in Commack, which is used for Forest's information technology departments.

                  Forest also leases approximately 166,000 square feet of office space in Jersey City, New Jersey, which is used by certain of its medical, scientific and regulatory personnel.

                  Forest Pharmaceuticals, Inc. ("FPI"), a wholly-owned subsidiary of the Company, owns two facilities in Cincinnati, Ohio aggregating approximately 140,000 square feet used for manufacturing. In St. Louis, Missouri, FPI owns a 330,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. FPI recently purchased a 40,000 square foot facility near its current distribution center, which will be used as offices. In addition, FPI owns a 22,000 square foot manufacturing facility in St. Louis, Missouri.

                  Forest Laboratories UK owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

                  Forest's Tosara subsidiary owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a subsidiary of Forest, owns an approximately 130,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility is currently used principally for the manufacture of and distribution to the United States of Celexa, Lexapro and Namenda tablets. Forest Ireland recently purchased a 90,000 square foot facility in Dublin which, once it is refurbished, will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products.

                  Forest presently leases approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010, subject to a five-year renewal option.

                  Management believes that further purchases or leases of property are likely in order to meet the present and anticipated increases in Forest's overall operations.

                  Net rentals for leased space for the fiscal year ended March 31, 2004 aggregated approximately $14,790,000 and for the fiscal year ended March 31, 2003 aggregated approximately $11,752,000.

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

                  On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions (none of which include the Company as a defendant) which have been brought in various Federal District and State Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings. Forest has filed a motion to dismiss which is currently under consideration by the Court. Identical actions naming the Company as a defendant have been filed by the Counties of Westchester and Rockland in New York State, which actions have been transferred to the United States District Court for the District of Massachusetts. These actions are being held in abeyance pending the outcome of Forest's motion to dismiss. The Company believes there is no merit to these actions.

                  The Company has received a subpoena from the Office of the Inspector General of the Federal Office of Personnel Management requesting documents related to Celexa, a prescription medication approved for the treatment of depression. The subpoena primarily requests documents related to the marketing of Celexa and educational and promotional programs with physicians. The Company believes that other makers of pharmaceutical products for the treatment of various CNS indications have received subpoenas from this office. The Office of Personnel Management is the Federal Government's human resources agency. The Company is cooperating in responding to the subpoena. No claim, litigation or assessment has been asserted in connection with the subpoena.

                  In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court of the District of Delaware under the caption "Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc." The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug Application (an "ANDA") for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. Ivax has denied that the manufacture or marketing of its generic product, if approved by the FDA, would infringe the Company's patent and has asserted a counterclaim to the effect that the Company's Lexapro patent is invalid.

                 On May 21, 2004, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Alphapharma Pty Ltd. in the United States District Court for the Southern District Court of New York under the caption "Forest Laboratories, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Alphapharma Pty Ltd." The action is based upon the filing by Alphapharma with the Food and Drug Administration of an Abbreviated New Drug Application (an "ANDA") for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Alphapharma ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. Alphapharma has not yet filed its Answer to the Company's Complaint.

                 The Company believes its patent is valid and intends to vigorously prosecute these actions.

                 The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The information required by this item is incorporated by reference to page 44 of the Annual Report.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                   The information required by this item is incorporated by reference to pages 15 through 21 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                   DISCLOSURES ABOUT MARKET RISK

                   The information required by this item is incorporated by reference to page 21 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA

                   The information required by this item is incorporated by reference to pages 23 through 43 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS
                   WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

                   Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

                    In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2004 Annual Meeting of Stockholders.

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

                    The Company has adopted a written code of conduct and ethics that applies to Forest's Chief Executive Officer, Chief Financial Officer and all of Forest's officers and employees and can be found on the Company's website, which is located at www.frx.com. Forest intends to make all required disclosures concerning any amendments to, or waivers from, the code of conduct and ethics on the Company's website.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    The following sets forth certain information as of March 31, 2004 with respect to compensation plans of the Company under which securities of the Company may be issued:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	27,305,423	$28.54	5,723,034
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	27,305,423	$28.54	5,723,034

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                     The response to this item is incorporated by reference to the issuer's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Report of Independent Certified Public Accountants

Consolidated balance sheets - March 31, 2004 and 2003

Consolidated statements of income - years ended March 31, 2004, 2003 and 2002

Consolidated statements of comprehensive income - years ended March 31, 2004, 2003 and 2002

Consolidated statements of stockholders' equity - years ended March 31, 2004, 2003 and 2002

Consolidated statements of cash flows - years ended March 31, 2004, 2003 and 2002

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

(3)(a)

Articles of Incorporation of Forest, as amended. Incorporated by reference from the Current Report on Form 8-K dated March 9, 1981 filed by Forest, from Registration Statement on Form S-1 (Registration No. 2-97792) filed by Forest on May 16, 1985, from Forest's definitive proxy statement filed pursuant to Regulation 14A with respect to Forest's 1987, 1988 and 1993 Annual Meetings of Stockholders and from the Current Report on Form 8-K dated March 15, 1988.

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

10.4	Employment Agreement dated as of September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to 1995 10-K.

10.5	Employment Agreement dated as of September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

10.6

Employment Agreement dated as of October 24, 1995 by and between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "1996 10-K").

10.7

Employment Agreement dated June 24, 1998 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "1998 10-K").

10.8	Employment Agreement dated June 21, 1999 between Forest and John E. Eggers. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 10-K").

10.9	Employment Agreement dated January 16, 1995 between Forest and Mary Prehn. Incorporated by reference to the 1998 10-K.

10.10	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10.11	License Agreement dated September 11, 1995 between Biovail Corporation International and Forest. Incorporated by reference to Exhibit No. (C)(2) to Schedule 14D-1 of Forest dated September 18, 1995.

10.12	License and Supply Agreement dated October 3, 1995 between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 1999 10-K.

10.13

Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc. Incorporated by reference to Forest's Annual Report on form 10-K for the fiscal year ended March 31, 2002 (the "2002 10-K).

10.14	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.15	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories (Ireland) Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.16	License and Cooperation Agreement dated June 28, 2000 by and between Merz Pharma GmbH and Forest Laboratories Ireland Limited.

13	Portions of the Registrant's 2004 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of BDO Seidman, LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On January 12, 2004, the registrant filed a Report on Form 8-K to report a press release announcing that earnings for the quarter ended December 31, 2003 were expected to exceed consensus estimates.

On January 20, 2004, the registrant filed a Report on Form 8-K to report a press release announcing results of operations for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	June 14, 2004
/s/ Kenneth E. Goodman Kenneth E. Goodman	President, Chief Operating Officer and Director	June 14, 2004
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ John E. Eggers John E. Eggers	Vice President - Finance and Chief Financial Officer	June 14, 2004
DIRECTORS:
/s/ William J. Candee, III William J. Candee, III	Director	June 14, 2004
/s/ George S. Cohan George S. Cohan	Director	June 14, 2004
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	June 14, 2004
/s/ Lester B. Salans Lester B. Salans	Director	June 14, 2004
/s/ Phillip M. Satow Phillip M. Satow	Director	June 14, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated April 16, 2004 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
April 16, 2004

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2004:

Allowance for doubtful accounts	$16,925,000	$ 4,246,000	$ 409,000	(i)	$20,762,000
Allowance for cash discounts	16,040,000	84,826,000	85,812,000	(ii)	15,054,000
Inventory reserve	23,213,000	6,065,000	11,901,000	(i)	17,377,000

Year ended March 31, 2003:

Allowance for doubtful accounts	$13,641,000	$ 4,415,000	$ 1,131,000	(i)	$16,925,000
Allowance for cash discounts	13,466,000	66,734,000	64,160,000	(ii)	16,040,000
Inventory reserve	15,846,000	9,606,000	2,239,000	(i)	23,213,000

Year ended March 31, 2002:

Allowance for doubtful accounts	$11,123,000	$ 2,920,000	$ 402,000	(i)	$13,641,000
Allowance for cash discounts	8,665,000	47,870,000	43,069,000	(ii)	13,466,000
Inventory reserve	12,949,000	7,110,000	4,213,000	(i)	15,846,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
April 16, 2004

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	MARCH 31,
	2004	2003
Assets

Current assets:
Cash (including cash equivalent investments of $1,724,942 in 2004 and $1,263,156 in 2003)	$1,726,558	$1,265,508
Marketable securities	66,064	176,338
Accounts receivable, less allowance for doubtful accounts of $20,762 in 2004 and $16,925 in 2003	287,618	192,067
Inventories, net	610,182	452,886
Deferred income taxes	205,071	156,957
Other current assets	20,741	11,577
Total current assets	2,916,234	2,255,333

Marketable securities	337,890	114,639

Property, plant and equipment:
Land and buildings	253,922	174,725
Machinery, equipment and other	150,160	130,093
	404,082	304,818
Less accumulated depreciation	106,125	86,820
	297,957	217,998
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other
intangibles, net	274,835	279,171
Deferred income taxes	16,387	17,627
Other	4,468	18,374
	310,655	330,137

	$3,862,736	$2,918,107
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)
	MARCH 31,
	2004	2003
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 159,798	$ 151,719
Accrued expenses	321,564	245,240
Income taxes payable	123,392	167,438
Total current liabilities	604,754	564,397

Deferred income taxes	2,118	1,892

Commitments and contingencies

Stockholders' equity:
Series A junior participating preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 500,000; issued 405,144 shares in 2004 and 399,011 shares in 2003	40,514	39,901
Additional paid-in capital	846,297	687,905
Retained earnings	2,655,934	1,920,060
Accumulated other comprehensive income (loss)	10,324	(3,429)
Treasury stock, at cost (35,617 shares in 2004 and 35,539 shares in 2003)	(297,205)	(292,619)
	3,255,864	2,351,818

	$3,862,736	$2,918,107
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	YEARS ENDED MARCH 31,
	2004	2003	2002

Net sales	$2,650,432	$2,206,706	$1,566,626
Other income	29,842	39,100	35,198
	2,680,274	2,245,806	1,601,824

Costs and expenses:
Cost of sales	608,474	504,922	371,061
Selling, general and administrative	888,517	715,432	602,791
Research and development	246,461	204,883	157,794
	1,743,452	1,425,237	1,131,646

Income before income tax expense	936,822	820,569	470,178

Income tax expense	200,948	198,581	132,224

Net income	$ 735,874	$ 621,988	$ 337,954
	========	========	========
Net income per common and common
equivalent share:

Basic	$2.01	$1.72	$0.95
	====	====	====
Diluted	$1.95	$1.66	$0.91
	====	====	====
Weighted average number of common
and common equivalent shares outstanding:

Basic	365,447	360,874	355,390
	======	======	======
Diluted	376,779	373,702	370,484
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2004	2003	2002

Net income	$735,874	$621,988	$337,954

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	14,339	17,169	(424)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period	(586)	2,692	(3,293)
Other comprehensive income (loss)	13,753	19,861	(3,717)

Comprehensive income	$749,627	$641,849	$334,237
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands)
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2001	388,653	$38,865	$528,989	$ 960,118	($19,573)	35,451	$286,285

Shares issued upon exercise of stock
options	5,356	536	34,216
Treasury stock acquired from employees
upon exercise of stock options						46	3,557
Tax benefit related to stock options
exercised by employees			37,543
Other comprehensive loss					(3,717)
Net income				337,954

Balance, March 31, 2002	394,009	39,401	600,748	1,298,072	(23,290)	35,497	289,842

Shares issued upon exercise of stock
options	5,002	500	42,172
Treasury stock acquired from employees
upon exercise of stock options						42	2,777
Tax benefit related to stock options
exercised by employees			44,985
Other comprehensive income					19,861
Net income				621,988

Balance, March 31, 2003	399,011	39,901	687,905	1,920,060	(3,429)	35,539	292,619

Shares issued upon exercise of stock
options	6,133	613	72,333
Treasury stock acquired from employees
upon exercise of stock options						78	4,586
Tax benefit related to stock options
exercised by employees			86,059
Other comprehensive income					13,753
Net income				735,874

Balance, March 31, 2004	405,144	$40,514	$846,297	$2,655,934	$10,324	35,617	$297,205
	======	======	=======	========	======	=====	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 735,874	$ 621,988	$337,954
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	22,191	21,119	14,320
Amortization, impairments and write-offs	37,367	30,442	40,308
Deferred income tax benefit	(10,880)	(75,338)	(21,534)
Foreign currency translation loss (gain)	1,023	147	(667)
Tax benefit realized from the exercise
of stock options by employees	50,291	52,889	28,188
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(95,551)	(75,777)	(699)
Inventories, net	(157,296)	(104,671)	(84,258)
Refundable income taxes		12,733	12,291
Other current assets	(9,164)	4,066	(5,696)
Increase (decrease) in:
Accounts payable	8,079	72,323	37,475
Accrued expenses	76,324	80,990	25,112
Income taxes payable	(44,046)	86,116	38,763
Decrease in other assets	13,906	1,358	4,927

Net cash provided by operating activities	628,118	728,385	426,484

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(101,511)	(79,574)	(36,446)
Purchase of marketable securities	(862,268)	(741,015)	(680,467)
Redemption of marketable securities	749,291	883,045	373,635
Purchase of license agreements, product
rights and other intangibles	(32,759)	(43,960)	(31,045)

Net cash provided by (used in)
investing activities	(247,247)	18,496	(374,323)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	68,360	39,895	31,195

Effect of exchange rate changes on cash	11,819	18,871	(3,044)

Increase in cash and cash equivalents	461,050	805,647	80,312
Cash and cash equivalents, beginning of year	1,265,508	459,861	379,549
Cash and cash equivalents, end of year	$1,726,558	$1,265,508	$459,861
	========	========	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2004	2003	2002
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$205,506	$122,531	$74,977
	=======	=======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

Basis of consolidation: The consolidated financial statements include the accounts of Forest Laboratories, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

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

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in municipal bonds maturing through 2006.

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

Goodwill and other intangible assets: In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $19,500,000, $14,600,000 and $11,000,000 for fiscal years 2004, 2003 and 2002, respectively.

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

Accumulated other comprehensive income (loss): Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive income (loss) is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $10,782,000 and ($458,000) at March 31, 2004 and ($3,557,000) and $128,000 at March 31, 2003.

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

Long-lived assets: Long-lived assets, such as intangible assets, property and equipment and certain sundry assets, are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three fiscal years; expected volatility of 29.23% in fiscal 2004, 31.29% in fiscal 2003 and 27.62% in fiscal 2002; risk-free interest rates of 4.5% in fiscal 2004, 4.3% in fiscal 2003 and 5.4% in fiscal 2002; and expected lives of 5 to 10 years for all three fiscal years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years ended March 31, (In thousands, except per share data)	2004	2003	2002
Net income:
As reported	$735,874	$621,988	$337,954
Deduct: Total stock-based employee compensation expense
determined under fair value method	(39,021)	(32,594)	(65,659)
Pro forma	$696,853	$589,394	$272,295
	=======	=======	=======
Net income per common share:
Basic:
As reported	$2.01	$1.72	$0.95
Pro forma	$1.91	$1.63	$0.77
Diluted:
As reported	$1.95	$1.66	$0.91
Pro forma	$1.85	$1.58	$0.73

Fair value of financial instruments: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the short maturity of these items.

Recent accounting standards: In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 ("SFAS 133") on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Presently, the company does not utilize any derivative instruments and only has minimal hedging activities.

2.  Earnings per share:

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Years ended March 31, (In thousands)	2004	2003	2002
Basic	365,447	360,874	355,390
Effect of assumed conversion
of employee stock options
and warrants	11,332	12,828	15,094
Diluted	376,779	373,702	370,484
	======	======	======

Options to purchase approximately 1,604,800, 3,110,600 and 4,591,600 shares of common stock at exercise prices ranging from $38.15 to $76.66 per share were outstanding during a portion of fiscal 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2014.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2004, 2003 and 2002, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2004		2003		2002
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	assets	Net sales	assets
United States	$2,604,479	$446,499	$2,167,021	$420,760	$1,531,100	$347,026
Ireland	7,331	134,658	7,152	106,159	6,019	108,517
United Kingdom	38,622	11,068	32,533	3,589	29,507	3,507
	$2,650,432	$592,225	$2,206,706	$530,508	$1,566,626	$459,050
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

For the years ended March 31, 2004, 2003 and 2002, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation accounted for 28%, 23% and 21%, 25%, 21% and 22%, and 23%, 19% and 23%, respectively, of the Company's net sales.

The Company's antidepressant franchise consisting of Lexapro®, a selective serotonin reuptake inhibitor ("SSRI") for the treatment of depression, launched in September 2002 and Celexa®, an SSRI launched in September 1998, accounted for 82%, 77% and 69% of the Company's net sales for the years ended March 31, 2004, 2003 and 2002, respectively.

4.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2004	2003
Raw materials	$359,075	$101,607
Work in process	40,982	38,190
Finished goods	210,125	313,089
	$610,182	$452,886
	=======	=======

5.  Marketable securities:

The debt security composition of the investment portfolio at March 31 was:
		Gross	Gross
		unrealized	unrealized	Market
(In thousands)	Cost	gains	losses	value
2004
Federal, state and local obligations	$404,412		($458)	$403,954
	=======		=====	=======
2003
Federal, state and local obligations	$290,849	$128		$290,977
	=======	====		=======

The contractual maturities of debt securities at March 31, 2004 consist of the following:

(In thousands)	Cost	Fair value
Less than one year	$ 66,607	$ 66,064
One to two years	337,805	337,890
	$404,412	$403,954
	=======	=======

The net unrealized holding loss of approximately $458,000 at March 31, 2004, as well as the net unrealized holding gain of approximately $128,000 at March 31, 2003 are included in Stockholders' equity: Accumulated other comprehensive income (loss).

6.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2004		March 31, 2003
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	14	$213,709	$ 75,842	$193,709	$ 64,200
Product rights	14	81,959	13,498	81,473	12,463
Buy-out of royalty agreements	9	95,061	48,744	95,061	39,612
Trade names	20	34,190	15,997	34,190	13,842
Non-compete agreements	9	22,987	22,875	22,987	22,064
Other	2	8,848	4,963	8,847	4,915
Total	11	$456,754	$181,919	$436,267	$157,096
		========	========	=======	=======

Amortization of license agreements, product rights and other intangibles for fiscal years ended March 2004, 2003 and 2002 amounted to approximately $37,367,000, $30,442,000 and $40,308,000, respectively. The annual amortization expense expected for fiscal years 2005 through 2009 is $29,866,000, $31,981,000, $32,090,034, $32,287,000 and $29,864,000, respectively.

During fiscal years 2004 and 2003, the Company determined that certain product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $2,054,000 in fiscal 2004 and $5,000,000 in fiscal 2003, and are included in amortization expense. During fiscal 2004 the Company also announced that it had discontinued development of dexloxiglumide for irritable bowel syndrome ("IBS"), causing a write-off of the product right of $12,545,000 to research and development expense.

License agreements: During fiscal year 2004, the Company made a $20,000,000 milestone payment to Merz Pharma GmbH upon FDA approval of Namenda™ (memantine) for the treatment of moderate to severe Alzheimer's disease. The cost of this agreement is being amortized using the straight-line method over the estimated life of the product.

Product rights: In fiscal 2004 the Company made a milestone payment of $5,000,000 to Sankyo Pharma upon the launch of Benicar HCT™. In December 2001, the Company signed a marketing agreement with Sankyo Pharma to co-promote Benicar® for the treatment of hypertension. The Company will co-promote the product for a period of six years and receive a share of the product profits during that period, as defined. The Company will receive a reduced share of the product profits thereafter. Benicar was commercially launched in the first quarter of fiscal 2003, at which time the Company paid Sankyo $43,960,000. The costs incurred for Benicar are included in product rights and will be amortized in the future based on estimated revenues.

Marketing agreements: In January 2004, the Company entered into a marketing agreement with Cypress Bioscience, Inc. for the development and marketing of milnacipran in the United States. Milnacipran is currently being evaluated in a Phase III program for the treatment of Fibromyalgia Syndrome ("FMS"). The Company made an initial payment of $25,000,000 during the year which was recorded to research and development expense.

In March 2004, the Company entered into a collaboration agreement with ChemoCentryx, Inc. to develop and commercialize novel small molecule therapeutics for autoimmune and inflammatory diseases such as rheumatoid arthritis and multiple sclerosis. Under the terms of the agreement, Forest will license on a worldwide basis small molecule development candidates discovered by ChemoCentryx, and will take the lead in the clinical development and commercialization of the drugs. The Company made an initial payment of $10,000,000 during the year which was recorded to research and development expense.

7.   Accrued expenses:

Accrued expenses consist of the following:
March 31, (In thousands)	2004	2003
Employee compensation and other benefits	$ 83,558	$ 69,972
Managed care and Medicaid rebates	185,854	123,984
Clinical research and development costs	31,103	31,814
Other	21,049	19,470
	$321,564	$245,240
	=======	=======

8.  Commitments:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2018. Rent expense approximated $32,212,000, $25,843,000 and $18,802,000 for fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Future minimum rental payments under noncancellable leases are as follows:

Year ending March 31, (In thousands)
2005	$ 29,886
2006	23,880
2007	18,940
2008	13,482
2009	13,580
Thereafter	68,450
$168,218
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2004, 2003 and 2002, royalties amounted to $10,406,000, $22,247,000 and $19,938,000, respectively.

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

The following table summarizes information about stock options outstanding at March 31, 2004:

	Options outstanding			Options exercisable
		Weighted average
Range of	Number	remaining	Weighted average	Number	Weighted average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price

$ 4.55 to $30.00	12,240,895	3.2	$12.89	9,158,985	$11.23
30.01 to 50.00	13,011,852	5.4	38.98	6,430,506	37.03
50.01 to 76.66	1,921,220	6.8	59.13	19,155	53.23
	27,173,967	4.5	$28.65	15,608,646	$21.91

Transactions under the stock option plans are summarized as follows:

		Weighted average
	Shares	exercise price
Shares under option at March 31, 2001
(at $3.71 to $33.46 per share)	33,973,276	$13.44
Granted (at $31.43 to $41.49 per share)	4,884,100	38.48
Exercised (at $3.71 to $33.46 per share)	(5,402,722)	6.44
Forfeited	(782,920)	21.09

Shares under option at March 31, 2002
(at $3.71 to $41.49 per share)	32,671,734	18.18
Granted (at $35.86 to $53.23 per share)	4,516,200	44.78
Exercised (at $3.71 to $41.49 per share)	(5,002,043)	8.44
Forfeited	(662,539)	29.43

Shares under option at March 31, 2003
(at $3.75 to $53.23 per share)	31,523,352	23.33
Granted (at $43.30 to $76.66 per share)	2,503,550	54.65
Exercised (at $3.75 to $53.23 per share)	(6,133,451)	11.61
Forfeited	(719,484)	36.23

Shares under option at March 31, 2004
(at $4.55 to $76.66 per share)	27,173,967	$28.65
	========
Options exercisable at March 31:
2002	18,355,342	$14.27
2003	17,674,627	16.51
2004	15,608,646	21.91

Weighted average fair value
of options granted during:
2002		$15.32
2003		18.81
2004		20.89

At March 31, 2004, 5,723,034 shares were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 2,240,000 warrants, which expire on July 7, 2004, at an exercise price of $5.72 per share, which was equal to the then fair market value of the Company's common stock. As of March 31, 2004, 131,456 warrants remain outstanding.

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

On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions (none of which include the Company as a defendant) which have been brought in various Federal District and State Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings. Forest has filed a motion to dismiss which is currently under consideration by the Court. Identical actions naming the Company as a defendant have been filed by the Counties of Westchester and Rockland in New York State, which actions have been transferred to the United States District Court for the District of Massachusetts. These actions are being held in abeyance pending the outcome of Forest's motion to dismiss. The Company believes there is no merit to these actions.

The Company has received a subpoena from the Office of the Inspector General of the Federal Office of Personnel Management requesting documents related to Celexa, a prescription medication approved for the treatment of depression. The subpoena primarily requests documents related to the marketing of Celexa and educational and promotional programs with physicians. The Company believes that other makers of pharmaceutical products for the treatment of CNS indications have received subpoenas from this office. The Office of Personnel Management is the Federal Government's human resources agency. The Company is cooperating in responding to the subpoena. No claim, litigation or assessment has been asserted in connection with the subpoena.

In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court of the District of Delaware under the caption "Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc." The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug Application (an "ANDA") for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. Ivax has denied that the manufacture or marketing of its generic product, if approved by the FDA, would infringe the Company's patent and has asserted a counterclaim to the effect that the Company's Lexapro patent is invalid.

On May 21, 2004, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Alphapharma Pty Ltd. in the United States District Court for the Southern District Court of New York under the caption "Forest Laboratories, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Alphapharma Pty Ltd." The action is based upon the filing by Alphapharma with the Food and Drug Administration of an Abbreviated New Drug Application (an "ANDA") for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Alphapharma ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. Alphapharma has not yet filed its Answer to the Company's Complaint.

The Company believes its patent is valid and intends to vigorously prosecute these actions.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

11.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2004	2003	2002
Interest and dividends	$23,824	$30,343	$27,464
Contract revenue	5,810	6,552	5,899
Other income	208	2,205	1,835
	$29,842	$39,100	$35,198
	======	======	======

12.  Income taxes:

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

The components of income before income tax expense were:

Years ended March 31, (In thousands)	2004	2003	2002

U.S.	$460,897	$373,832	$347,518
Non-U.S.	475,925	446,737	122,660
Income before income tax expense	$936,822	$820,569	$470,178
	=======	=======	=======

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2004	2003	2002
Current:
U.S. federal	$107,155	$118,293	$101,393
State and local	11,267	10,683	10,000
Foreign	43,115	92,054	14,177
	161,537	221,030	125,570
Deferred:
Domestic	(15,543)	(40,102)	(22,152)
Foreign	4,663	(35,236)	618
	(10,880)	(75,338)	(21,534)
Charge in lieu of income taxes,
relating to the tax effect of
stock option tax deduction	50,291	52,889	28,188
	$200,948	$198,581	$132,224
	=======	=======	=======

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company's foreign subsidiaries of approximately $1,562,000,000 at March 31, 2004 as the Company intends to indefinitely reinvest such earnings.

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2004	2003	2002
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations (principally Ireland)	(12.1)	(10.4)	(5.8)
State and local taxes, less federal tax benefit	0.8	0.9	1.3
Research credit	(0.9)	(0.4)	(0.3)
Permanent differences and other	(1.4)	(0.9)	(2.1)
	21.4%	24.2%	28.1%
	===	===	===

The Company's effective tax rate is lower than the statutory rate principally as a result of the earnings generated in lower taxed foreign jurisdictions as compared with the United States. These earnings include income from manufacturing operations in Ireland, which operate under tax incentives that currently expire in 2010.

The IRS has completed and closed its audits of the Company's tax returns through fiscal 1995.

Net deferred income taxes consist of the following:

March 31, (In thousands)	2004	2003
Inventory reserves	$ 38,794	$ 52,454
Receivable allowances and other reserves	110,858	85,392
Depreciation	(4,729)	(3,120)
Amortization	10,216	9,606
Tax credits and other carryforwards	282	264
Accrued liabilities	15,839	14,955
Expenses deferred for tax purposes	6,276	6,517
Employee stock option tax benefits	43,488	7,720
Other	(1,684)	(1,096)
	$219,340	$172,692
	=======	=======

13.  Quarterly financial data (unaudited):

(In thousands, except per share data)
				Diluted
				earnings
	Net sales	Gross profit	Net income	per share
2004
First quarter	$605,748	$465,080	$179,817	$0.48
Second quarter	619,157	481,322	184,457	0.49
Third quarter	700,447	539,581	226,118	0.60
Fourth quarter	725,080	555,975	145,482	0.38

2003
First quarter	$467,189	$356,516	$123,828	$0.33
Second quarter	531,599	411,766	142,842	0.38
Third quarter	586,804	452,441	174,581	0.47
Fourth quarter	621,114	481,061	180,737	0.48

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company posted record revenues and earnings for the year which will be discussed further in Results of Operations. Among the key events during the year was the October approval by the Food and Drug Administration ("FDA") of Namenda™ for the treatment of moderate to severe Alzheimer's disease. In December, the FDA also approved a new indication for Lexapro® for the treatment of Generalized Anxiety Disorder ("GAD"). Both Namenda and the new indication for Lexapro were launched during the fourth quarter and have performed well thus far. These products will be an important component for our continued growth over the next several years. Also encouraging was a positive study outcome for the mild to moderate monotherapy study for Namenda which will support a supplemental New Drug Application ("sNDA") for that indication during the next fiscal year. The Company has continued to add new product opportunities during the year by completing license agreements for the treatments of Fibromyalgia Syndrome and therapeutics in the inflammation area.

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

Financial Condition and Liquidity

During fiscal year 2004 net current assets increased by $620,544,000. Continued growth of the Company's ongoing operations, particularly the antidepressant franchise and the launch in the fourth fiscal quarter of Namenda, contributed to increases in cash, marketable securities, accounts receivable and deferred income taxes. During the year, the Company shifted the composition of marketable securities in favor of longer term securities to receive more favorable rates of return. Accounts receivable increased in total due to the increase in sales but also increased in the number of days sales in accounts receivable, from 32 days in the prior year to 40 days. This increase was principally due to wholesaler buying patterns as proportionally more sales occurred the last month of the period than in the prior year. In the prior year's fourth quarter, approximately 29% of sales occurred in March in contrast to the current year's fourth quarter where approximately 35% of sales occurred in March and were not due at March 31 under the Company's standard payment terms of 30 days. Contributing to the relative increase in accounts receivable was the launch of Namenda. As is common in the industry, to ensure broad availability of Namenda in pharmacies, extended dating terms were offered to customers for their initial purchases of Namenda. Under these special terms, these receivables were not yet due at the end of March, and accounted for approximately three days of the increase. During fiscal year 2004, the Company shifted certain managed care contracts to performance-based rebate programs. Provisions for rebates are reflected in accrued expenses rather than as a reduction of accounts receivable. Consequently, this shift also contributed to an increase in accounts receivable and a caused a corresponding increase to accrued expenses.

The increase in inventories during the period was due primarily to an increase in raw materials which was partially offset by a decrease in finished goods. Raw materials increased in volume to support increasing sales and average cost increased due to a change in the mix of materials held in inventory for sale and for sampling. Under our licensing arrangements raw materials acquired for sampling of Celexa® (citalopram) and Lexapro (escitalopram oxalate) are purchased at a discount and raw materials held for samples made up a smaller proportion of inventories as compared to March 2003, at which time Lexapro was in its launch phase. The change in the mix of inventory has no impact on gross margin as sample expense is a component of selling, general and administrative expenses. In addition, finished goods inventories at March 31, 2003 were relatively high due to the early stage of the Lexapro launch where we were maintaining safety stock levels for both Lexapro and Celexa at a high level until the rate of conversion was established. During the course of this year inventories of both have been adjusted to appropriate levels.

Property, plant and equipment increased as the result of the continuing expansion of the Company's facilities in order to meet current and future product and research and development demands. On Long Island, the Company completed a 100,000 square foot research and development laboratory and is expanding its packaging and distribution facility, which will add approximately 185,000 square feet to that location. During the year an additional 180,000 square foot facility was purchased on Long Island and will be converted for future research and development activities. The Company also purchased an additional 90,000 square foot facility in Ireland which will provide additional manufacturing capacity for the production of Lexapro, Namenda and future products. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for products under development.

During the third quarter a $20,000,000 milestone payment was made to Merz Pharma GmbH upon FDA approval of Namenda, which was recorded in license agreements, product rights and other intangibles. In the second quarter the Company announced that it had discontinued development of dexloxiglumide for irritable bowel syndrome ("IBS"), causing a write-off of the license agreement of $12,545,000 to research and development expense. During the fourth quarter, the Company entered into a development and marketing agreement with Cypress Bioscience, Inc. for milnacipran for the treatment of fibromyalgia and ChemoCentryx, Inc. for therapeutics in the inflammation area. The initial payments of $35,000,000 for these early stage licenses were recorded to research and development expense.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products and capital investments.

Contractual Obligations

The following table shows the Company's contractual obligations (refer to Note 8 to the consolidated financial statements, "Commitments").

		Payments due by period (in thousands)
	<1 year	1-3 years	4-5 years	>5 years	Total

Operating lease obligations	$29,886	$42,820	$27,062	$68,450	$168,218

Off-Balance Sheet Arrangements

The Company is a party to several license agreements for products currently under development that may obligate Forest, in future periods, to pay additional amounts subject to the achievement of certain product development milestones, as defined.

Results of Operations

Net sales increased $443,726,000 to $2,650,432,000, a 20% increase from fiscal year 2003, primarily due to the continued success of the antidepressant franchise, particularly Lexapro. During the year Lexapro, which was launched in September 2002, surpassed Celexa as the Company's largest product with sales of $1,088,957,000 as compared to Celexa sales of $1,087,281,000 and contributed $844,227,000 to the net sales change. As anticipated, a portion of Lexapro's market share has come from Celexa which resulted in a Celexa sales decline of $364,698,000 for the year primarily due to volume. The Company anticipates further declines in Celexa sales as Lexapro continues to gain market share. At the end of the year, Lexapro had achieved a 15.9% share of total prescriptions in the SSRI market, while Celexa's share declined to 9.1% from a peak share of 17.5% in August 2002. Lexapro has patent protection until 2009 and the Company has applied for an extension to 2012. Earlier in the year, the Company received notification from generic manufacturers that had filed an Abbreviated New Drug Application ("ANDA") with a Paragraph IV Certification with the FDA for a generic equivalent to Lexapro. The Company believes that its patents on Lexapro are valid and expects to defend its rights under those patents which would preclude the introduction of a generic product at least until after the expiration of the substance patent, including patent extension, which will be in 2012. The Company has commenced an action for patent infringement against the third party ANDA filers. Celexa had Hatch-Waxman marketing exclusivity through July 2003 and was granted a six-month extension based upon the submission of results of clinical studies in depressed pediatric patients. The earliest date at which a generic competitor was able to file an ANDA for review by the FDA was January 17, 2004. The Company believes that several have. Also contributing to the overall net sales change was the Company's introduction to the market of Namenda, for the treatment of moderate to severe Alzheimer's disease, which was launched by the salesforce in March 2004. Net sales, which include wholesaler stocking from December 2003 and January 2004, amounted to $45,472,000 for the year. Although the salesforce launched the product on March 1, 2004, the demand for the product was such that the Company began initial stocking sales in December 2003 to ensure Namenda's availability in pharmacies nationwide by January 2004 and samples were available via a "by request" sample program. While it is still early in the launch phase, Namenda's success thus far in terms of prescription trends and product reorders have been quite encouraging. In April 2003, a generic equivalent to the Company's Tiazac was introduced into the market, resulting in a decrease in sales of $109,884,000 for the year. The Company ceased all promotional efforts for Tiazac as of September 2003 and expects further declines in sales of its Tiazac brand as generic substitution rates continue to increase. During the June 2003 quarter, the Company introduced its own generic version of Tiazac. Sales of that product for the year were $35,519,000, including initial stocking. The remainder of the net sales change for the year was due principally to volume declines on the Company's older unpromoted product lines.

Net sales in fiscal 2003 increased $640,080,000 to $2,206,706,000, a 41% increase from fiscal 2002. In September 2002, the Company launched Lexapro, the single isomer of Celexa. For the year, Lexapro sales amounted to $244,730,000 and Celexa sales amounted to $1,451,979,000. Combined, the antidepressant franchise contributed $608,915,000 to the net sales change. At March 31, 2003 Celexa's share of total prescriptions in the SSRI market was approximately 13.5% and Lexapro's share was approximately 8.1%. The Company believes, based on the results of clinical trials, that Lexapro is a superior product to Celexa. Therefore, upon the introduction of Lexapro, the Company ceased nearly all promotion and sampling of Celexa. A portion of Lexapro's market share was taken from Celexa and the Company anticipates prescription share and sales of Celexa will decline as Lexapro continues to gain market share. Net sales of Tiazac® increased $10,919,000 during fiscal year 2003 due primarily to volume. The remainder of the net sales change of $20,246,000 was due primarily to price increases for our generic and other non-promoted product lines.

Other income for fiscal year 2004 decreased over the same period last year as the prior year included capital gains on the liquidation of certain long-term investments, a gain on the sale of assets and interest on tax refunds. Interest income also decreased as the Company received lower rates of return on invested funds during the current period. The increase in other income in fiscal year 2003 was the result of higher interest income resulting from increases in funds available for investment and capital gains on the liquidation of certain long-term investments, a gain on the sale of assets and interest on tax refunds. Included in other income for all periods were royalties on sales of Climara®, a transdermal estrogen product, which amounted to $5,810,000, $6,552,000 and $5,899,000 in fiscal years 2004, 2003 and 2002, respectively.

Cost of sales as a percentage of net sales for fiscal year 2004 was 23%, unchanged from fiscal year 2003. Cost of sales as a percentage of sales was 24% in fiscal year 2002. The improvement was due to an increase in overall plant utilization as well as a change in product mix, as the Company's antidepressant franchise, which has a relatively lower cost of goods, increased to 77% of total consolidated net sales for fiscal year 2003 as compared to 69% in fiscal year 2002. In fiscal year 2004, the antidepressant franchise comprised 82% of total consolidated net sales.

Selling, general and administrative expenses increased $173,085,000 in fiscal year 2004 and $112,641,000 in fiscal year 2003. In December 2003, the Company received marketing approval from the FDA for both its GAD indication for Lexapro and for Namenda to treat moderate to severe Alzheimer's disease. To effectively market these products, the Company added approximately 525 additional representatives to its salesforce during the third quarter. The GAD indication for Lexapro was launched in January 2004 and Namenda was launched in March 2004. This latest salesforce expansion brings the total number of representatives and managers to approximately 2,825. The cost of the expanded salesforce, including initial hiring and training costs, together with pre-launch and launch costs, resulted in an increase in selling, general and administrative expenses for the year.

The increases in research and development expense during each of the years presented were due primarily to costs associated with ongoing clinical trials and from staff increases and associated costs required to support currently marketed products and products in various stages of development. Fiscal year 2004 included a one-time write-off of the dexloxiglumide license after its phase III clinical program for the treatment of IBS failed to achieve statistically significant results. The Company continues to conduct clinical trials for additional indications for Lexapro. In May 2004, a supplemental New Drug Application ("sNDA") was filed to expand Lexapro's labeling to include the treatment of social phobia. In October 2003, the Company received FDA approval to market Namenda for the treatment of moderate to severe Alzheimer's disease. Namenda is also being studied for the treatment of mild to moderate Alzheimer's disease as well as an additional indication for neuropathic pain. Based on positive results from a Phase III study released in January 2004, Forest plans to file an sNDA for the treatment of mild to moderate Alzheimer's disease during the second half of calendar 2004. Neramexane, a follow-on NMDA receptor antagonist to Namenda, is currently in Phase II clinical trials and is being tested for various CNS disorders. Forest received an approvable letter from the FDA in August 2002 regarding lercanidipine for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested by Forest. The Company has reformulated the lercanidipine formulation and has begun a clinical program to support the requested dosing regimen. During fiscal 2003, the FDA determined that the NDA for acamprosate, licensed from Merck KGaA for the treatment of alcohol dependence, was non-approvable. Subsequently, Merck KGaA submitted an amendment to the NDA and expects FDA action during the second half of calendar 2004. During the fourth quarter of fiscal 2004, the Company entered into two licensing agreements; the first with Cypress Bioscience, Inc. for the development and marketing of milnacipran, which is currently being evaluated for the treatment of Fibromyalgia Syndrome ("FMS"), a frequent cause of chronic, widespread pain, estimated to affect six to twelve million people in the United States. There are currently no products approved for the treatment of FMS. The second was a development agreement with ChemoCentryx, Inc. for a novel oral rheumatoid arthritis and multiple sclerosis therapeutic. The Company anticipates further increases in research and development for next fiscal year and beyond.

The effective income tax rate declined to 21% in fiscal year 2004 as compared to 24% and 28% in fiscal years 2003 and 2002, respectively. The lower effective tax rate was a direct result of the increase in the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

The Company expects to continue its profitability into fiscal 2005 with continued growth in its principal promoted products.

Inflation has not had a material effect on the Company's operations for the periods presented.

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-K contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in the Company's filings with the SEC, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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