Form 10-Q
period 2004-09-30
FOREST LABORATORIES INC
filed 2004-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares outstanding of Registrant's Common Stock as of November 9, 2004:
368,407,033.

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
            MARKET RISK

            ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2004 (Unaudited)	March 31, 2004

Assets

Current assets: Cash (including cash equivalent investments of $1,874,617 in September and $1,724,942 in March)	$1,879,843	$1,726,558
Marketable securities	174,689	66,064
Accounts receivable, less allowance for doubtful accounts of $20,805 in September and $20,762 in March	345,040	287,618
Inventories, net	535,087	610,182
Deferred income taxes	160,525	205,071
Other current assets	31,437	20,741
Total current assets	3,126,621	2,916,234

Marketable securities	526,888	337,890

Property, plant and equipment	444,007	404,082
Less: accumulated depreciation	118,041	106,125
	325,966	297,957
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $260,202 in September and $245,921 in March	275,445	274,835
Deferred income taxes	15,728	16,387
Other	1,054	4,468
Total other assets	307,192	310,655

Total assets	$4,286,667	$3,862,736
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2004 (Unaudited)	March 31, 2004

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 163,821	$ 159,798
Accrued expenses	309,104	321,564
Income taxes payable	110,846	123,392
Total current liabilities	583,771	604,754

Deferred income taxes	1,616	2,118

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 406,297 shares in September and 405,144 shares in March	40,630	40,514
Additional paid-in capital	872,156	846,297
Retained earnings	3,181,179	2,655,934
Accumulated other comprehensive income	6,195	10,324
Treasury stock, at cost
(37,931 shares in September and 35,617 shares in March)	(398,880)	(297,205)
Total stockholders' equity	3,701,280	3,255,864

Total liabilities and stockholders' equity	$4,286,667	$3,862,736
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net sales	$856,680	$619,157	$1,639,076	$1,224,905
Other income	24,554	6,368	34,984	15,049
	881,234	625,525	1,674,060	1,239,954

Costs and expenses: Cost of sales	191,666	137,835	368,867	278,503
Selling, general and administrative	245,088	191,042	484,393	382,536
Research and development	69,225	61,820	154,508	115,167
	505,979	390,697	1,007,768	776,206

Income before income tax expense	375,255	234,828	666,292	463,748

Income tax expense	79,929	50,371	141,047	99,474

Net income	$295,326	$184,457	$ 525,245	$ 364,274
	=======	=======	========	========
Net income per common and common equivalent share:

Basic	$0.80	$0.51	$1.42	$1.00
	====	====	====	====
Diluted	$0.79	$0.49	$1.39	$0.97
	====	====	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	369,879	365,081	369,715	364,451
	======	======	======	======
Diluted	375,226	375,108	376,725	375,268
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net income	$295,326	$184,457	$525,245	$364,274
Other comprehensive income (loss)	3,943	1,947	(4,129)	6,510

Comprehensive income	$299,269	$186,404	$521,116	$370,784
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 525,245	$ 364,274
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	12,509	10,428
Amortization, impairments and write-offs	14,281	24,113
Deferred income tax expense (benefit)	1,215	(1,235)
Foreign currency translation loss (gain)	(652)	1,023
Tax benefit realized from the exercise of stock options by employees	51,899	29,034
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(57,422)	(35,470)
Inventories, net	75,095	(39,893)
Other current assets	(10,696)	(7,493)
Increase (decrease) in:
Accounts payable	4,023	(73,911)
Accrued expenses	(12,460)	21,662
Income taxes payable	(12,546)	(50,360)
Decrease in other assets	3,414	1,417

Net cash provided by operating activities	593,905	243,589

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(40,460)	(35,986)
Purchase of marketable securities	(456,511)	(405,431)
Redemption of marketable securities	158,888	366,954
Purchase of license agreements, product rights and other intangibles	(15,000)	(5,000)

Net cash used in investing activities	(353,083)	(79,463)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	15,841	19,858
Purchase of treasury stock	(99,952)

Net cash provided by (used in) financing activities	(84,111)	19,858

Effect of exchange rate changes on cash	(3,426)	5,088
Increase in cash and cash equivalents	153,285	189,072
Cash and cash equivalents, beginning of period	1,726,558	1,265,508
Cash and cash equivalents, end of period	$1,879,843	$1,454,580
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$100,802	$121,969

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:
	September 30, 2004
(In thousands)	(Unaudited)	March 31, 2004

Trade	$317,039	$262,557
Other	28,001	25,061
	$345,040	$287,618
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	September 30, 2004
(In thousands)	(Unaudited)	March 31, 2004

Raw materials	$282,932	$359,075
Work in process	21,627	40,982
Finished goods	230,528	210,125
	$535,087	$610,182
	=======	=======

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2004	2003	2004	2003
Basic	369,879	365,081	369,715	364,451
Effect of assumed conversion of employee stock options and warrants	5,347	10,027	7,010	10,817
Diluted	375,226	375,108	376,725	375,268
	======	======	======	======

Options to purchase approximately 4,587,000 shares of common stock at exercise prices ranging from $59.05 to $76.66 per share and options to purchase approximately 1,571,000 shares of common stock at exercise prices ranging from $48.34 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2004, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. Options to purchase approximately 333,000 shares of common stock at exercise prices ranging from $50.56 to $53.23 per share and options to purchase approximately 3,158,000 shares of common stock at exercise prices ranging from $48.34 to $53.23 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2003, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2014.

5.   Stock-Based Compensation:

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and six-month periods ended September 30, 2004 and September 30, 2003: dividend yield of zero; expected volatility of 27.19% and 35.04%, respectively; risk-free interest rates of 4.0% and 4.3%, respectively; and expected lives of 5 to 10 years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$295,326	$184,457	$525,245	$364,274
Deduct: Total stock-based employee compensation
expense determined under fair value method	(8,812)	(8,661)	(17,416)	(17,118)
Pro forma	$286,514	$175,796	$507,829	$347,156
	=======	=======	=======	=======
Net income per common share:
Basic:
As reported	$0.80	$0.51	$1.42	$1.00
Pro forma	$0.77	$0.49	$1.37	$0.95
Diluted:
As reported	$0.79	$0.49	$1.39	$0.97
Pro forma	$0.76	$0.47	$1.35	$0.92

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:
(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Central nervous system (CNS)	$752,104	$515,144	$1,434,397	$ 990,853
Cardiovascular	30,782	25,700	58,353	79,740
Other	73,794	78,313	146,326	154,312
	$856,680	$619,157	$1,639,076	$1,224,905
	=======	=======	========	========

7.   Other Income:

Other income consists of the following:
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2004	2003	2004	2003

Contract revenue	$12,991	$1,250	$15,243	$ 3,902
Interest and other	11,563	5,118	19,741	11,147
	$24,554	$6,368	$34,984	$15,049
	======	=====	======	======

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company posted record revenues for the three and six-month periods ended September 30, 2004, which will be discussed further in Results of Operations. During the quarter, the Company received approval from the Food and Drug Administration (FDA) for Campral® for the treatment of alcohol dependence and entered into an agreement for the marketing and development of a novel drug for potential indications in the treatment of asthma and chronic obstructive pulmonary disorder (COPD). The Company also recorded earnings from Sankyo for the Company's share of profits to co-promote Benicar® and Benicar HCT™, which is included in Other income - contract revenue.

Financial Condition and Liquidity

Net current assets increased by $231,370,000 from March 31, 2004 due to an increase in cash and marketable securities primarily the result of operating activities from sales of our principal promoted products and the leveling off of a shift from short-term to long-term marketable securities which had been made to receive more favorable rates of return. In total, cash, short-term and long-term marketable securities increased by $450,908,000. Accounts receivable increased in total dollars due to strong sales of our principal branded products. The number of days outstanding decreased due to invoice terms returning to normal levels from extended dating terms offered to customers for initial orders of Namenda®, which remained in accounts receivable at the end of March and were paid during the first quarter. The decrease in inventory was due primarily to the lower cost of raw materials used to produce generic Celexa®. This lower cost also had an effect on work in process which decreased for the period. Finished goods increased during the period primarily due to increased demand for Lexapro® and Namenda. The Company believes that the current inventory levels for its products are appropriate. Decreases in deferred taxes and income taxes payable were due to the utilization of the tax benefit from the exercise of stock options by employees.

Property, plant and equipment increased primarily due to the continuing expansion of the Company's facilities in order to meet current and future product and research and development demands. On Long Island, the Company expanded its packaging and distribution facility by adding approximately 185,000 square feet to that location. The Company also purchased a 40,000 square foot facility in St. Louis which will be used for office and administration. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for products under development. During the year, the Company also continued to make technology investments to expand its principal operating systems to include salesforce and warehouse management applications.

During the first quarter the Company's Board of Directors approved a share repurchase program for up to 20 million shares of its common stock. The authorization was effective July 22, 2004, and the program has no set expiration date. During the current quarter, the Company purchased 2,284,700 shares on the open market at an average price of $43.75 per share and also expects to make additional repurchases, from time to time in the open market, depending on market conditions.

The Company is a party to several license agreements for products currently under development. Such agreements may require the Company to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the share repurchase program.

Results of Operations

Net sales for the three and six months ended September 30, 2004 increased 38% and 34%, respectively, from the same periods last year, primarily due to the antidepressant franchise, and Namenda. Lexapro, the Company's largest product, with sales of $414,925,000 and $778,797,000, respectively, contributed $182,494,000 and $355,374,000 to the net sales change, and achieved an 18.1% share of total prescriptions in the selective serotonin reuptake inhibitor (SSRI) market. Celexa sales declined $26,325,000 and $49,989,000 from the same periods last year to $256,388,000 and $517,441,000, respectively. Celexa's share of total prescriptions declined to 8.0% at September 30, 2004 from a peak share of 17.5% in August 2002.

On October 28, 2004, the FDA granted as many as four generic pharmaceutical companies approval to distribute citalopram oxalate (citalopram), a generic version of Celexa. Subsequently, the FDA has granted other companies approval to distribute citalopram. The Company had expected FDA approval of citalopram early in the fourth fiscal quarter and was prepared to launch its own generic, once these approvals were granted. The Company has since commenced shipment of citalopram through its Inwood Laboratories, Inc. subsidiary. Accordingly, the Company expects a material decline in Celexa sales during the third and fourth fiscal quarters.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, amounted to $80,791,000 for the current quarter and $138,159,000 for the six months. Namenda is the first product indicated for moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. Namenda's new prescription growth has flattened over the past several weeks which the Company believes is consistent with other product launches where there was a significant pent up demand for the product prior to the launch. The Company anticipates new prescription growth to resume in the coming periods. Tiazac® sales increased by $5,082,000 for the quarter, however continued to decline for the year by $21,387,000 from the same periods last year, due primarily to generic competition. The remainder of the net sales change for the period was due principally to volume declines on the Company's older non-promoted product lines.

Other income for the three and six months ended September 30, 2004 increased over the same period last year primarily due to contract revenue. During the current quarter, the Company recorded $12,203,000 of co-promotion income related to its co-marketing agreement with Sankyo Pharma for Benicar. Under the terms of the agreement, the Company has been co-promoting Benicar since May 2003 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the September 2004 quarter. Interest income was higher for the quarter and year as compared to the same periods last year from increased funds available for investment. During the first quarter the Company shifted investments to longer term (maturity dates do not exceed two years) in order to receive more favorable rates of return.

Cost of sales as a percentage of net sales was 22% and 23% during the three and six-month periods ended September 30, 2004, respectively, unchanged from the same periods last year.

Selling, general and administrative expenses increased $54,046,000 and $101,857,000 for the three and six-month periods ended September 30, 2004 due primarily to the recently expanded salesforce. In connection with the launch of Namenda, the Company added approximately 525 representatives to its salesforce during the third quarter of fiscal 2004. This latest salesforce expansion brought the total number of representatives and managers to approximately 2,800. Pre-launch costs for Campral and Combunox™ were also incurred in the current quarter. Campral is scheduled for launch in January 2005 and the Company hopes to launch Combunox, pending FDA approval, in the fourth fiscal quarter as well.

Research and development expense increased $7,405,000 and $39,341,000 for the three and six-month periods ended September 30, 2004. The majority of the increase was due to a license payment made to Glenmark Pharmaceuticals S.A. in the quarter for the North American development rights to GRC-3886, a PDE4 inhibitor being investigated for potential indications for the treatment of asthma and COPD which is currently in Phase I, and a license payment made in the first quarter pursuant to an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in phase II for the treatment of acute ischemic stroke. The remainder of the increase was from costs associated with ongoing clinical trials and staff increases and associated costs required to support currently marketed products and products in various stages of development, including:

  In October 2003, the Company received FDA approval to market Namenda for the treatment of moderate to severe Alzheimer's disease. Namenda is also being studied for the treatment of mild to moderate Alzheimer's disease as well as an additional indication for neuropathic pain. Based on positive results from a Phase III study released in January 2004, the Company filed a supplemental New Drug Application (sNDA) for the treatment of mild to moderate Alzheimer's disease at the end of the quarter. The Company expects a response from the FDA regarding the acceptance of the sNDA by the end of November.
  The Company continues to conduct clinical trials for additional indications for Lexapro. In May 2004, an sNDA was filed to expand Lexapro's labeling to include the treatment of social phobia.
  On July 29, 2004, the FDA approved the NDA for acamprosate, licensed from Merck KGaA for the treatment of alcohol dependence. The Company expects to commercially launch the product in the fourth quarter of fiscal 2005 under the trade name Campral.
  Neramexane, a follow-on NMDA receptor antagonist to Namenda, is continuing in a second Phase II/III moderate to severe Alzheimer's disease monotherapy study and will be in Phase II clinical trials for various central nervous system (CNS) disorders in the near term.
  The Company received an approvable letter from the FDA in August 2002 regarding lercanidipine for the treatment of hypertension. In December 2002, the FDA indicated that it would require the Company to conduct additional clinical trials in order to approve the dosing regimen requested. The Company reformulated lercanidipine, and conducted an eight week Phase II pilot study using the modified release formulation. Preliminary trial results indicated that this version of lercanidipine was associated with a clinically relevant reduction in blood pressure, but did not meet all the stringent preset criteria for dose response across the range of doses studied. The Company is evaluating additional alternative extended release formulations and will consider which studies to conduct in the future. The development timeline would be somewhat delayed as the Company assesses the appropriate next steps.
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

The effective income tax rate was 21% during the current quarter and six-month period, unchanged from the same periods last year. The effective tax rate was a direct result of the increase in the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

The Company expects to continue its profitability during the current fiscal year with continued growth in its principal promoted products.

Inflation has not had a material effect on the Company's operations for the periods presented.

Critical Accounting Policies

The following accounting policies are important in understanding the Company's financial condition and results of operations and should be considered an integral part of the financial review. Refer to Notes 1 through 7 to the consolidated financial statements for additional policies.

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of actual settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. The Company's liability for rebates and discounts at September 30, 2004 and March 31, 2004 were $222,614,000 and $266,209,000, respectively.

The accruals are estimated based on available information, including third party data, regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rate. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates are recorded when customer credits are issued or payments are made to third parties.

The sensitivity of estimates can vary by program and type of customer. However, estimates associated with Medicaid and contract rebates are most at risk for adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year. Because of this time lag, in any given quarter, adjustments to actual may incorporate revisions of prior quarters.

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, the Company will adjust the ratio to more closely match current experience or expected future experience. In assessing this ratio, the Company considers current contract terms, such as changes in formulary status, discount rates and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected.

Deductions for chargebacks (discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

The Company's policy relating to the supply of inventory at wholesalers is to maintain stocking levels under one month, on average, and to keep monthly levels consistent from year to year, based on patterns of utilization. The Company has historically been able to closely monitor these customer stocking levels by purchasing information from customers directly and by obtaining other third party information. Unusual or unexpected variations in buying patterns or utilizations are promptly investigated.

Sales incentives are generally given in connection with a new product launch. These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped. New product launches may result in expected temporary increases in wholesaler inventories, which as described above, are closely monitored and have not resulted in increased product returns.

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

Part II - Other Information

Item 1.  Legal Proceedings

             As part of an agreement with the New York State Attorney General, the Company has agreed to establish a publicly available, on-line Clinical Trial Registry containing summaries of key Forest-sponsored clinical studies completed since January 1, 2000 for drugs which the Company currently markets. As a result of the Company's adoption of the Clinical Trial Registry, the Attorney General has agreed to end his inquiry of the
             Company's clinical study disclosure practices referred to in the Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 2004.

             On November 4, 2004, the Commonwealth of Kentucky filed an action against approximately 40 manufacturers of pharmaceutical products in the Circuit Court for
             Franklin County, Kentucky. The action alleges essentially the same types of claims which are described in the litigation section of the Company's Annual Report on Form
             10-K for the fiscal year ended March 31, 2004 in the description of the litigation referenced as "In re Pharmaceutical Industry AWP Litigation." The Company
             anticipates that this litigation will ultimately be removed to Federal Court and assigned for coordination with such action.

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a description of certain other legal proceedings to which the
             Company is a party.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              Purchase of equity securities by the Company:

              In July 2004, the Company's Board of Directors approved the repurchase of up to
              20,000,000 shares of the Company's outstanding Common Stock (Repurchase Program).
              Under the Repurchase Program the Company may repurchase the shares from time-to-time at prevailing prices and as permitted by applicable securities laws and New York Stock
              Exchange requirements, and subject to market conditions. The first purchase under the
              Repurchase Program occurred on September 9, 2004. As of the date of this filing, all repurchases of shares have occurred under this program.

              The following table summarizes repurchase of common stock under the Repurchase
              Program during the period covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
9/1/04 through 9/30/04	2,284,700	$43.75	2,284,700	17,715,300

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)    The Company held its annual meeting of stockholders on August 11, 2004.

             (b)    N/A

             (c)    At the annual meeting, holders of the Company's Common Stock voted for the election of seven members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     The proposals to amend the Company's Certificate of Incorporation to authorize additional shares of the Company's Common Stock and the ratification of the 2004
                     Stock Option Plan both received the required majority of the issued and outstanding
                     Common Stock and were approved. Holders of the Company's Common Stock voted for the ratification of BDO Seidman, LLP to serve as the Company's independent certified public accountants for the fiscal year ending March 31, 2005.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes
Election of Directors:
Howard Solomon	326,349,037			7,043,013
Kenneth E. Goodman	326,575,838			6,816,212
Phillip M. Satow	237,583,630			95,808,420
William J. Candee III	325,482,991			7,909,059
George S. Cohan	327,077,984			6,314,066
Dan L. Goldwasser	325,785,684			7,606,366
Lester B. Salans	329,675,408			3,716,642

Ratification of Amendment of the Company's Certificate of Incorporation to authorize additional shares of the Company's Common Stock	301,116,512	30,444,492	1,831,046

Ratification of 2004 Stock Option Plan	282,525,084	16,805,049	2,178,386

Ratification of Independent Public Accountants	315,115,969	16,492,606	1,783,475

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b)    Reports on Form 8-K. On July 20, 2004 the Company furnished a current report on
                      Form 8-K to file its earnings press release for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer