Form 10-Q
period 2004-12-31
FOREST LABORATORIES INC
filed 2005-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Number of shares outstanding of Registrant's Common Stock as of February 9, 2005:
351,381,904.

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
            PROCEEDS

            ITEM 6. EXHIBITS

            EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2004 (Unaudited)	March 31, 2004

Assets

Current assets: Cash (including cash equivalent investments of $1,675,481 in December and $1,724,942 in March)	$1,684,142	$1,726,558
Marketable securities	72,736	66,064
Accounts receivable, less allowance for doubtful accounts of $20,823 in December and $20,762 in March	325,418	287,618
Inventories, net	542,474	610,182
Deferred income taxes	160,188	205,071
Other current assets	27,384	20,741
Total current assets	2,812,342	2,916,234

Marketable securities	468,512	337,890

Property, plant and equipment	460,174	404,082
Less: accumulated depreciation	125,124	106,125
	335,050	297,957
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $267,679 in December and $245,921 in March	272,990	274,835
Deferred income taxes	14,850	16,387
Other	1,134	4,468
Total other assets	303,939	310,655

Total assets	$3,919,843	$3,862,736
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2004 (Unaudited)	March 31, 2004

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 137,486	$ 159,798
Accrued expenses	272,603	321,564
Income taxes payable	102,573	123,392
Total current liabilities	512,662	604,754

Deferred income taxes	1,531	2,118

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 406,681 shares in December and 405,144 shares in March	40,668	40,514
Additional paid-in capital	881,883	846,297
Retained earnings	3,441,984	2,655,934
Accumulated other comprehensive income	16,468	10,324
Treasury stock, at cost
(51,747 shares in December and 35,617 shares in March)	(975,353)	(297,205)
Total stockholders' equity	3,405,650	3,255,864

Total liabilities and stockholders' equity	$3,919,843	$3,862,736
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net sales	$795,047	$700,447	$2,434,123	$1,925,352
Contract revenue	23,813	1,221	39,055	5,123
Other income	13,483	5,513	33,225	16,660
	832,343	707,181	2,506,403	1,947,135

Costs and expenses: Cost of sales	176,431	160,866	545,298	439,369
Selling, general and administrative	242,863	207,869	727,256	590,405
Research and development	77,393	50,581	231,901	165,748
	496,687	419,316	1,504,455	1,195,522

Income before income tax expense	335,656	287,865	1,001,948	751,613

Income tax expense	74,851	61,747	215,898	161,221

Net income	$260,805	$226,118	$ 786,050	$ 590,392
	=======	=======	========	========
Net income per common and common equivalent share:

Basic	$0.71	$0.62	$2.13	$1.62
	====	====	====	====
Diluted	$0.70	$0.60	$2.09	$1.57
	====	====	====	====
Weighted average number of common and common equivalent shares outstanding:

Basic	364,914	365,791	368,227	364,808
	======	======	======	======
Diluted	371,638	376,507	376,930	375,593
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net income	$260,805	$226,118	$786,050	$590,392
Other comprehensive income	10,273	8,567	6,144	15,077

Comprehensive income	$271,078	$234,685	$792,194	$605,469
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
(In thousands)	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 786,050	$ 590,392
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	18,871	15,697
Amortization, impairments and write-offs	21,758	30,234
Deferred income tax expense	2,345	6,655
Foreign currency translation loss (gain)	(1,557)	1,383
Tax benefit realized from the exercise of stock options by employees	54,644	49,556
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(37,800)	(92,829)
Inventories, net	67,708	(54,981)
Other current assets	(6,643)	(5,368)
Increase (decrease) in:
Accounts payable	(22,312)	(89,939)
Accrued expenses	(48,961)	47,592
Income taxes payable	(20,819)	(60,499)
Decrease in other assets	3,334	1,685

Net cash provided by operating activities	816,618	439,578

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(55,102)	(70,459)
Purchase of marketable securities	(456,511)	(531,067)
Redemption of marketable securities	319,217	419,684
Purchase of license agreements, product rights and other intangibles	(19,500)	(25,000)

Net cash used in investing activities	(211,896)	(206,842)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	22,629	36,130
Purchase of treasury stock	(676,193)

Net cash provided by (used in) financing activities	(653,564)	36,130

Effect of exchange rate changes on cash	6,426	12,683
Increase (decrease) in cash and cash equivalents	(42,416)	281,549
Cash and cash equivalents, beginning of period	1,726,558	1,265,508
Cash and cash equivalents, end of period	$1,684,142	$1,547,057
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$180,277	$165,345

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:
	December 31, 2004
(In thousands)	(Unaudited)	March 31, 2004

Trade	$289,848	$262,557
Other	35,570	25,061
	$325,418	$287,618
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	December 31, 2004
(In thousands)	(Unaudited)	March 31, 2004

Raw materials	$270,539	$359,075
Work in process	12,512	40,982
Finished goods	259,423	210,125
	$542,474	$610,182
	=======	=======

4.   Net Income Per Share:

A reconciliation of the weighted average number of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)
	2004	2003	2004	2003
Basic	364,914	365,791	368,227	364,808
Effect of assumed conversion of employee stock options and warrants	6,724	10,716	8,703	10,785
Diluted	371,638	376,507	376,930	375,593
	======	======	======	======

Options to purchase approximately 5,387,000 and 1,810,000 shares of common stock at exercise prices ranging from $44.74 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2004, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. Options to purchase approximately 1,443,000 and 1,657,000 shares of common stock at exercise prices ranging from $53.23 to $59.05 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2003, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2014.

5.   Stock-Based Compensation:

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company has never granted options below market price on the date of grant.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine-month periods ended December 31, 2004 and December 31, 2003: dividend yield of zero; expected volatility of 31.09% and 22.46%, respectively; risk-free interest rates of 4.0% and 4.3%, respectively; and expected lives of 5 to 10 years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$260,805	$226,118	$786,050	$590,392
Deduct: Total stock-based employee compensation
expense determined under fair value method	(9,405)	(9,439)	(26,822)	(26,624)
Pro forma	$251,400	$216,679	$759,228	$563,768
	=======	=======	=======	=======
Net income per common share:
Basic:
As reported	$0.71	$0.62	$2.13	$1.62
Pro forma	$0.69	$0.59	$2.06	$1.55
Diluted:
As reported	$0.70	$0.60	$2.09	$1.57
Pro forma	$0.68	$0.58	$2.01	$1.50

6.   Recent Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No.123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. The Company is required to adopt the provisions of SFAS No.123R as of the beginning of the first interim period that begins after June 15, 2005, although earlier adoption is permitted. The Company is currently evaluating a plan of implementation.

7.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Central nervous system (CNS)	$661,243	$599,069	$2,095,640	$1,589,922
Cardiovascular	19,354	25,653	77,707	105,393
Other	114,450	75,725	260,776	230,037
	$795,047	$700,447	$2,434,123	$1,925,352
	=======	=======	========	========

FOREST LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company had strong growth in revenues for the quarter ended December 31, 2004, despite the introduction of citalopram HBr (citalopram), a generic version of Celexa®. On October 28, 2004, the Food and Drug Administration (FDA) granted four generic pharmaceutical companies approval to distribute citalopram, and subsequently granted additional companies approval to distribute citalopram. The Company had expected FDA approval of citalopram and was prepared to launch its own generic, which it did, through its Inwood Laboratories, Inc. (Inwood) subsidiary. During the quarter, the Company received approval from the FDA for Combunox™ for the treatment of moderate to severe pain and the FDA accepted the Company's Supplemental New Drug Application (sNDA) to expand Namenda's® indication to include the treatment of mild to moderate Alzheimer's disease. Also, the Company entered into a collaboration agreement with Gedeon Ritcher Limited for an atypical antipsychotic RCH-188 and related compounds which will be developed for schizophrenia, bipolar mania and other psychiatric conditions. Lastly, during December, the Board of Directors authorized an increase to the Company's share repurchase program to 30 million shares of its common stock.

Financial Condition and Liquidity

Net current assets decreased by $11,800,000 from March 31, 2004. Cash generated from normal operating activities from sales of our principal promoted products was offset by common stock acquisitions under the Company's share repurchase program. As of December 31, 2004 the Company has repurchased approximately 16 million shares at various prices totaling $676,193,000. Increases to both short and long-term securities were due to shifts from cash equivalents to short-term securities and shifts from short-term to long-term securities which were made to receive more favorable rates of return. In total, cash, short-term and long-term marketable securities increased by $94,878,000. Accounts receivable increased due to strong sales of our principal branded products, partially offset by lower sales of Celexa due to the introduction of generic competition during the quarter. The number of days outstanding increased slightly due to the timing of sales at Inwood in the current quarter related to a special order of Flumadine from the Centers for Disease Control precipitated by the flu vaccine shortage. The decrease in inventory was due primarily to the lower cost of raw materials used to produce generic Celexa. This lower cost also had an effect on work in process which decreased for the period. Finished goods increased during the period primarily due to increased demand for Lexapro®. The Company believes that the current inventory levels for its products are appropriate. Decreases in accounts payable and accrued expenses were due to normal operating activities and lower HMO rebates recorded as a result of expired contracts for Celexa. Deferred taxes and income taxes payable declined as a result of the utilization of the tax benefit from the exercise of stock options by employees and estimated payments for federal income taxes made in December.

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

License agreements, product rights and other intangibles included a $4,500,000 milestone payment to BTG Inc. during the current fiscal quarter upon FDA approval of Combunox, and a $15,000,000 milestone payment during the second fiscal quarter to Merck Sante s.a.s. upon FDA approval of Campral®.

The Company is a party to several license agreements for products currently under development. Such agreements may require the Company to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

During the first quarter the Company's Board of Directors approved a share repurchase program for up to 20 million shares of its common stock and on December 14, 2004 authorized the repurchase of an additional 10 million shares, bringing the total to 30 million shares of common stock authorized for repurchase under the program. The authorization was effective July 22, 2004, and the program has no set expiration date. During the current quarter, the Company purchased 13,809,800 shares on the open market at an average price of $41.73 per share, bringing the total shares repurchased to 16,094,500 shares. The Company expects to make additional purchases, from time to time in the open market, depending on market conditions.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the share repurchase program.

Results of Operations

Net sales for the three and nine months ended December 31, 2004 increased 14% and 26%, respectively, from the same periods last year, primarily due to Lexapro and Namenda. Lexapro, the Company's largest product, with sales of $427,118,000 and $1,205,915,000, respectively, contributed $113,422,000 and $468,796,000 to the net sales change, primarily due to volume, and achieved an 18.2% share of total prescriptions in the selective serotonin reuptake inhibitor (SSRI) market, an increase of 13.7% from the same period last year. Celexa sales declined $144,384,000 and $194,373,000 from the same periods last year to $129,812,000 and $647,253,000, respectively, mostly due to volume decreases resulting from the introduction of generic equivalents, as well as market share declines. From a peak share of 17.5% in August 2002 just prior to the launch of Lexapro, Celexa's market share declined to 7.7% at the point of generic introduction and further declined to 1.5% at December 2004. Sales of generic Celexa amounted to $3,710,000 for the period. The Company expects further declines in Celexa sales going forward.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, increased $89,426,000 and $227,585,000 for the three and nine-month periods presented to $100,603,000 and $238,762,000, respectively. Namenda is the first product indicated for moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. Namenda achieved a 25.2% share of total prescriptions as of December 31, 2004. In November 2004, the FDA accepted the filing of the Company's sNDA to expand the indication of Namenda to include the treatment of mild to moderate Alzheimer's disease. Under existing FDA procedures, the Company should receive an initial action letter from the FDA by the third calendar quarter of 2005.

Sales of Flumadine increased $33,920,000 for the current quarter and $34,381,000 for the nine months due to volume as a result of an order from the Centers for Disease Control in response to the flu vaccine shortage. Initial stocking sales of Campral, the Company's newly approved drug for the treatment of alcohol dependence amounted to $1,351,000. Tiazac® sales continued to decline from the same periods last year due primarily to generic competition decreasing $6,299,000 for the quarter and $27,686,000 for the year. The remainder of the net sales change for the period was due principally to volume fluctuations of the Company's older non-promoted product lines.

Contract revenue for the quarter and nine months was $23,813,000 and $39,055,000, respectively, primarily representing co-promotion income from the Company's co-marketing agreement with Sankyo Pharma for Benicar® of $22,544,000 and $34,747,000, respectively. Under the terms of the agreement, the Company has been co-promoting Benicar since May 2003 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second fiscal quarter.

Other income was higher for the quarter and nine months as compared to the same periods last year primarily due to interest income from increased funds available for investment. During the first fiscal quarter, the Company shifted investments to longer-term (maturity dates not to exceed two years) in order to receive more favorable rates of return.

Cost of sales as a percentage of net sales was 22% during the three and nine-month periods ended December 31, 2004, respectively, compared to 23% for the same periods last year due primarily to product mix and lower manufacturing costs.

Selling, general and administrative expenses increased $34,994,000 and $136,851,000 for the three and nine-month periods ended December 31, 2004 due primarily to the recently expanded salesforce. In connection with the launch of Namenda, the Company added approximately 525 representatives to its salesforce during the third quarter of fiscal 2004. This latest salesforce expansion brought the total number of representatives and managers to approximately 2,800. Pre-launch costs for Campral and Combunox were also incurred in the current quarter. Campral was launched in January 2005 and the Company plans to launch Combunox in the fourth fiscal quarter.

Research and development expense increased $26,812,000 and $66,153,000 for the three and nine-month periods ended December 31, 2004. The majority of the increase during the current quarter was due to a license payment made to Gedeon Richter Limited for the North American rights to RGH-188, a compound which will be developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. The remainder of the increase was from costs associated with staff increases and associated costs required to support currently marketed products and products in various stages of development, including:

  The Company continues to conduct clinical trials for additional indications for Lexapro. In May 2004, an sNDA was filed to expand Lexapro's labeling to include the treatment of social phobia.
  On July 29, 2004, the FDA approved the New Drug Application (NDA) for acamprosate, licensed from Merck Sante s.a.s. for the treatment of alcohol dependence. The Company commercially launched the product in January 2005 under the trade name Campral.
  The Company received FDA approval for Combunox in the current quarter for the treatment of acute moderate to severe pain and will commence marketing of the product to physicians in March 2005.
  Neramexane, a follow-on NMDA receptor antagonist to Namenda, is continuing in a second Phase II/III moderate to severe Alzheimer's disease monotherapy study and will be in other neurological Phase II trials in the near term.
  In November 2004, the Company reported on the development progress of lercanidipine, a calcium channel blocker (CCB), being investigated for the treatment of hypertension. In August 2002, an approvable letter was received from the FDA seeking additional data related to the proposed dosing regimen. In response to the request, the Company conducted an eight week Phase II pilot study in order to assess the clinical efficacy profile of lercanidipine in a new modified release formulation. The preliminary study results indicated that this modified release version of lercanidipine was associated with a clinically relevant reduction in blood pressure, but did not meet all the pre-set criteria for dose response across the range of doses studied. The Company is evaluating additional alternative extended release formulations and will consider which studies to conduct in the future. The development timeline of lercanidipine is accordingly delayed while the Company assesses the appropriate next steps.
  During the fourth quarter of fiscal 2004, the Company entered into two licensing agreements; the first with Cypress Bioscience, Inc. for the development and marketing of milnacipran, which is currently in Phase III development as a treatment for Fibromyalgia Syndrome. The second was a development agreement with ChemoCentryx, Inc. for novel therapeutics for autoimmune and inflammatory diseases.
  During the first quarter of fiscal 2005, the Company entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in phase II clinical studies for the treatment of acute ischemic stroke.
  During the second quarter of fiscal 2005, the Company entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC-3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. GRC-3886 is currently in Phase I clinical trials.

The effective tax rate increased to 22% for the quarter and nine months ended December 31, 2004 as compared to 21% for the same periods last year, primarily due to an increase in the proportion of earnings generated in the United States versus those generated in lower-taxed jurisdictions. Overall, the effective tax rate is lower than the U.S. statutory tax rate due to the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (the Act). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. The Company has not yet determined what impact, if any, the Act may have on our results of operations and financial condition in the future. While the Company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the Act, as of December 31, 2004 and based on the tax laws in effect at that time, it was the Company's intention, that until the Company has completed its process of evaluating the impact of the new Act, the Company will continue to indefinitely reinvest certain undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Upon completion of the Company's evaluation of the impact of the new tax Act, the Company will make a decision whether to elect to apply certain provisions of the new tax Act and to repatriate some or all of its foreign earnings; and upon the completion of such decision, the Company will adjust its financial statements to reflect the impact, if any, of the application of the new Act to the repatriation of such foreign earnings. The Company has not yet made a decision to repatriate any of its foreign earnings. Accordingly, the Company has not provided any range of foreign earnings that may ultimately be repatriated, nor the resulting tax effect of such repatriation in the Company's financial statement footnotes. The Company anticipates that it will conclude its analysis of the impact of the Act related to unrepatriated foreign earnings during the fourth quarter of its fiscal year ending March 31, 2005.

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of actual settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue. The Company's liability for rebates and discounts at December 31, 2004 and March 31, 2004 were $201,161,000 and $266,209,000, respectively.

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

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

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

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No.123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. The Company is required to adopt the provisions of SFAS No.123R as of the beginning of the first interim period that begins after June 15, 2005, although earlier adoption is permitted. The Company is currently evaluating a plan of implementation.

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

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

             On December 27, 2004, the Company was named as a defendant, together with Biovail
             Corporation, in an action brought in the United States District Court of the District of
             Columbia under the caption Louisiana Wholesale Drug Company, Inc. and Rochester
             Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc.. The complaint alleges attempts to monopolize (by attempting to delay generic competition) under
             Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail's
             January 2001 patent listing in the Food and Drug Administration's "Orange Book" of
             Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which the Company distributes in the United States under license from
             Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from the Company from February 13, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. In a related case, Twin Cities Bakery Workers Health and Welfare Fund, Case No. 1:01CV02197
             (D.D.C.)(JR), in which the Company is not a party, Biovail has filed a motion for summary judgment on an issue which the Company believes would be dispositive of the new action.
             That motion is awaiting oral argument. If that motion is denied, the Company intends to defend this action vigorously.

             In January 2005 the State of Alabama filed an action against approximately 75 manufacturers of pharmaceutical products, including the Company, in an Alabama state court, Montgomery,
             Alabama. The action alleges essentially the same types of claims which are described in the litigation section of the Company's Annual Report on Form 10-K for the fiscal year ended
             March 31, 2004 in the description of the litigation referenced as "In re Pharmaceutical Industry
             AWP Litigation." The Company believes there in no merit to this claim and intends to defend the claim vigorously.

             Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and the Company's Quarterly Reports on Form 10-Q for the
             quarters ended June 30, 2004 and September 30, 2004 for a description of certain other legal proceedings to which the Company is a party.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              Purchase of equity securities by the Company:

              In July 2004, the Company's Board of Directors approved the repurchase of up to
              20,000,000 shares of the Company's outstanding Common Stock (Repurchase Program)
              which was increased to 30,000,000 shares in December 2004.  Under the
              Repurchase Program the Company may repurchase the shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC
              Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The first purchase under the Repurchase Program occurred on September 9,
              2004. As of the date of this filing, all repurchases of shares have occurred under this program.

              The following table summarizes repurchase of common stock under the Repurchase
              Program during the quarter covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
11/1/04 through 11/30/04	2,305,700	$37.64	2,305,700	15,409,600
12/1/04 through 12/31/04	11,504,100	$42.55	11,504,100	13,905,500

Item 6.  Exhibits

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

Date: February 9, 2005

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer