Form 10-K
period 2005-03-31
FOREST LABORATORIES INC
filed 2005-06-14
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From _____ to _____

Commission File No. 1-5438

FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1798614 (I.R.S. Employer Identification Number)
909 Third Avenue New York, New York (Address of principal executive offices)	10022 (Zip code)

(212) 421-7850
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004 is $16,309,423,032.

Number of shares outstanding of the registrant's Common Stock as of June 10, 2005: 340,462,026.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2005 Annual Meeting of Stockholders of registrant.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2005.

_________________

TABLE OF CONTENTS
(Quick Links)

        PART I

            ITEM 1. BUSINESS
            ITEM 2. PROPERTIES
            ITEM 3. LEGAL PROCEEDINGS

        PART II

        PART III

        PART IV

            ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                  S-1 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  S-2 VALUATION AND QUALIFYING ACCOUNTS

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
                        REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        BALANCE SHEETS
                        STATEMENTS OF INCOME
                        STATEMENTS OF COMPREHENSIVE INCOME
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                        STATEMENTS OF CASH FLOW
                        NOTES TO FINANCIAL STATEMENTS

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  EXHIBIT 10.7
                  EXHIBIT 13
                  EXHIBIT 23
                  EXHIBIT 31.1
                  EXHIBIT 31.2
                  EXHIBIT 32.1
                  EXHIBIT 32.2

PART I

ITEM 1.  BUSINESS

General

                  Forest Laboratories, Inc. and its subsidiaries develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Our most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by our Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales salesforces. We emphasize detailing to physicians of those branded ethical drugs which we believe have the most potential for growth, and the development and introduction of new products, including products developed in collaboration with licensing partners.

                  Our products include those developed by us and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

                  We are a Delaware corporation organized in 1956, and our principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number 212-421-7850). Our corporate website address is http://www.frx.com. We make all electronic filings with the Securities and Exchange Commission (or SEC), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports available on our corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Recent Developments

                  Lexapro®: In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of Celexa® (citalopram HBr) for the treatment of major depression, following approval of the product by the FDA in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (or SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2005, sales of Lexapro were $1,605,296,000. According to data published by IMS, an independent prescription audit firm, as of April 30, 2005, Lexapro achieved a 19.9% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                  In December 2003, Lexapro received FDA approval for the treatment of generalized anxiety disorder (or GAD), a disorder characterized by excessive anxiety and worry about every day events or activities for a period of 6 months or more. The approval was based upon three GAD studies involving Lexapro which demonstrated significantly greater improvement in anxiety symptoms relative to placebo. Forest began marketing Lexapro for the treatment of GAD in January 2004.

                  During fiscal 2005, we received a "non-approvable letter" from the United States Food and Drug Administration (or FDA) with respect to a supplemental New Drug Application (or sNDA) submission by us for the panic disorder indication. The non-approvable response was confirmed by the FDA after our submission of additional data in response to an initial FDA non-approvable letter. In addition, during fiscal 2005, we received a "non-approvable letter" from the FDA with respect to our sNDA submission for social anxiety disorder. While indicating that data from one of the two required pivotal studies supported the application, the FDA raised questions related to the reliability of patient data at one center in the second trial. We are reviewing the FDA's analysis and expect to determine the next stages, which may include additional discussions with the FDA pertaining to the excluded study center or the conduct of an additional pivotal trial, during the first half of fiscal 2006.

                  Lexapro was developed by us and H. Lundbeck A/S (or Lundbeck), a Danish pharmaceutical firm which licenses to us the exclusive United States marketing rights to this compound, as well as Celexa.

                  Celexa: During fiscal 2005, numerous applications by generic distributors to distribute generic forms of Celexa, our SSRI for the treatment of depression, were approved by the FDA and the product now faces competition from numerous generic sources. At the time of such generic market entry, we launched our own generic version of the product and the branded product is no longer actively promoted by our salesforce. Sales of Celexa were $653,450,000 during fiscal 2005, but only $6,197,000 during the fourth quarter as the full effect of generic competition was realized. Sales of our generic version of Celexa amounted to $4,564,000 for fiscal 2005.

                  Namenda®: In October 2003, Namenda (memantine HC1) was approved for marketing and distribution by the FDA for the treatment of moderate to severe Alzheimer's disease. Initial stocking of Namenda occurred in December 2003 and our salesforce began product promotion in March 2004. Namenda is a moderate-affinity, uncompetitive NMDA receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain. Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease. We believe that Namenda's mechanism of action is distinct from other drugs currently available to treat Alzheimer's disease. We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH of Germany, the originator of the product.

                  Namenda achieved sales of $332,707,000 during our 2005 fiscal year. During fiscal 2005, the FDA accepted our sNDA to expand the indication of Namenda to include treatment of mild Alzheimer's disease and under existing FDA procedures, we should receive an initial action letter from the FDA by the third calendar quarter of 2005. The sNDA submission includes data from three studies: two double-blind, placebo-controlled studies of Namenda as monotherapy in mild to moderate Alzheimer's disease and one double-blind, placebo-controlled study of Namenda administered to patients already taking an acetylcholinesterase inhibitor. Data from the U.S. clinical monotherapy trial demonstrated that patients treated with Namenda performed significantly better than patients who received placebo on both primary outcome measurers: the Alzheimer's Disease Assessment Scale - cognitive subscale (ADAS-cog) (p=0.003), a measure of cognitive function, and the Clinician's Interview-Based Impression of Change - Plus version (CIBIC-Plus) (p=0.004), a global measure of a patient's overall status. The six-month study was conducted at 42 U.S. centers and included 403 patients with mild to moderate Alzheimer's disease. Namenda was well tolerated, with patients experiencing adverse events at overall rates that were comparable to those on placebo.

                  In a similar monotherapy study conducted by Lundbeck in Europe, also included in the sNDA filing, the difference in values for the primary endpoints, the ADAS-cog and the CIBIC-Plus, were statistically significant in favor of the Namenda treatment group versus the placebo group at multiple time points throughout the course of the trial. Although numerical improvement was observed at week 24, statistical significance was not reached. The European study was conducted at 65 centers and included 470 patients with mild to moderate Alzheimer's disease. As in the U.S. trial, adverse event rates overall were similar for the two treatment groups.

                  In the third, double-blind, placebo-controlled study conducted in the U.S., Namenda was administered to patients with mild to moderate Alzheimer's disease currently also receiving acetylcholinesterase inhibitor therapy. After 24 weeks of treatment, the Namenda/ acetylcholinesterase inhibitor group performed numerically better on measures of cognitive (ADAS-cog) and global function (CIBIC-Plus) then the placebo/acetylcholinesterase inhibitor group. However, statistical significance was not reached at end point. The co-administration of Namenda and acetylcholinesterase inhibitor therapy in mild to moderate Alzheimer's disease was found to be well tolerated based on this study.

                  In addition, we are conducting two Phase II clinical pilot studies for the use of Namenda in neuropathic pain. While a 16-week Phase III clinical study for this indication completed during fiscal year 2004 failed to demonstrate statistical significance for the study's primary endpoints, an analysis of the study results demonstrated statistically significant weekly improvements in the assessments of nocturnal pain for the first 14 weeks. Based on the outcome of these Phase II studies, we may determine to initiate additional Phase III trials required to submit an NDA for approval of Namenda for this indication.

                  Benicar® Co-Promotion with Sankyo Pharma: In December 2001, we entered into a co-promotion agreement with Sankyo Pharma (or Sankyo) for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker (or ARB) discovered and developed by Sankyo for the treatment of hypertension. The NDA for Benicar was approved by the FDA in April 2002 and the product was commercially launched by the Sankyo and Forest salesforces in the United States in May 2002.

                  Pursuant to the co-promotion agreement with Sankyo, we share with Sankyo in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period. We receive co-promotion income based upon the relative contribution of the two companies to the co-promotion effort, and will receive residual payments on a reduced basis following the end of the co-promotion period based on sales levels achieved. During fiscal 2005, Benicar achieved profitability and we received co-promotion income of $56,076,000.

                  In August 2003, Forest and Sankyo jointly launched Benicar HCT®, a combination of Benicar and hydrochlorothiazide, a diuretic, which received FDA approval in June 2003. Hypertension is increasingly treated with drugs with different and complementary modes of action and accordingly we believe that the inclusion of this combination product in the co-promotion arrangement will enhance Benicar's market position. According to market share data published by IMS, an independent prescription audit firm, as of April 30, 2005, Benicar and Benicar HCT achieved a combined 12.7% share of total prescriptions in the ARB market.

                  Campral®: In January 2005, we launched Campral (acamprosate calcium), approved by the FDA in July 2004, for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation.

                  The mechanism of action of Campral in maintenance of alcohol abstinence is not completely understood. Chronic alcohol exposure is hypothesized to alter the normal balance between neuronal excitation and inhibition. Campral interacts with neurotransmitter systems and is hypothesized to restore the normal balance. This mechanism of action is different from that ascribed to other currently available medications, which either block the "high" associated with or induce vomiting if alcohol is ingested. Treatment with Campral should be part of a comprehensive management program that includes psychosocial support.

                  FDA approval of Campral was based primarily on its review of short and long-term efficacy and safety data from double-blind, placebo-controlled trials. In three of the trials, which lasted from 90 days to 360 days, Campral plus psychosocial therapy proved superior to placebo plus psychosocial therapy in maintaining abstinence, as indicated by a greater percentage of subjects being assessed as continuously abstinent throughout the treatment.

                  In a fourth study, the Campral-treated group failed to show a difference on the primary efficacy endpoint, cumulative abstinence duration. In this trial, patients were not required to be abstinent prior to randomization as required in the positive studies.

                  Campral was developed by Merck Sante s.a.s., a subsidiary of Merck KGaA of Darmstadt, Germany, and licensed to us for exclusive marketing and distribution in the United States.  Our license requires us to purchase our requirements of Campral's active pharmaceutical ingredient from Merck Sante.

                  Combunox™: In March 2005, we launched Combunox, approved by the FDA in November 2004, for the short-term (no more than seven days) management of acute, moderate-to-severe pain. Combunox is the only product to combine oxycodone and ibuprofen, and contains 5mg of oxycodone HCL and 400mg of ibuprofen, which is the highest dose of ibuprofen currently available in a combination opioid formulation. We licensed exclusive United States rights to Combunox from the BTG Group, England. Our license also includes marketing rights in Canada and the United Kingdom.  The FDA approval of Combunox is based on a review of efficacy data from three studies in two different post-operative pain models (dental and abdominal/pelvic pain).  Data demonstrate that Combunox provides statistically superior pain relief compared to either of its individual components alone or placebo. In these trials, patients received a single dose of Combunox, ibuprofen, oxycodone, or placebo. Combunox treated patients had a significantly greater response than all other groups as measured by both primary outcome variables; the total pain relief experienced over 6 hours (TOTPAR6) and sum of pain intensity differences over 6 hours (SPID6). A total of 949 patients were studied following dental surgery (removal of ipsilateral molars) and 456 patients following abdominal/pelvic surgery. The safety and tolerability of Combunox was established in these single dose studies and one multiple dose study.

                  RGH-188: In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd., based in Budapest, Hungary, for the development of and exclusive United States licensing rights to Gedeon Richter's RGH-188 and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.

                  RGH-188 has entered Phase I clinical trials in the U.K. If Phase I and Phase II studies are successfully completed, it is possible that the compound will begin Phase III clinical testing in the United States in the middle of calendar 2007. In pre-clinical studies, the compound demonstrated a profile characteristic of the atypical antipsychotic class of drugs. The pre-clinical studies suggest that the product will be active and well tolerated in future clinical testing and may have a lower potential to cause some of the adverse events that are associated with certain members of this therapeutic class. RGH-188 is currently claimed by a U.S. patent application which, if issued, will expire in 2024.

                  Upon execution of the collaboration agreement, we paid Gedeon Richter an upfront license fee and we will be obligated to pay further milestone payments if development and commercialization are successfully completed. We are also obligated to pay Gedeon Richter a royalty based on net sales and to purchase our requirements of the active pharmaceutical ingredient from them. Our license grants us exclusive development and commercialization rights in the United States and Canada. We will collaborate with Gedeon Richter in product development and will jointly fund such development activities.

                  GRC 3886: In September 2004, we entered into a collaboration and license agreement with Glenmark Pharmaceuticals, of Bombay, India, covering Glenmark's PDE4 inhibitor referred to as GRC 3886. GRC 3886 is a novel, orally available Phosphodiesterase-IV (or PDE4) inhibitor in development for chronic obstructive pulmonary disorder (or COPD) and asthma, and may also have use in other conditions.

                  PDE4 inhibitors represent a promising new class of drugs that are being studied for their effects in COPD and asthma as well as other conditions. COPD is a debilitating respiratory condition that includes two related lung diseases: chronic bronchitis and emphysema. It affects approximately 24 million Americans, a population even larger than the 20 million who suffer from asthma. However, COPD frequently goes undiagnosed and untreated because it is difficult to identify in its early stages. The primary cause of COPD is prolonged cigarette smoking. It is the fourth leading cause of death in the United States after heart disease, cancer and stroke. According to the National Heart, Lung and Blood Institute, COPD's prevalence and death rate are rising. In 2020, COPD is projected to become the third leading cause of death in the United States. Today, the economic burden of COPD on the U.S. healthcare system is substantial, estimated at over $30 billion annually.

                  Bronchodilators and anticholinergics are the most commonly prescribed therapies in COPD, but do not address the underlying inflammation. PDE4 inhibitors represent a new class of drugs that are interesting because they have the potential to relax the smooth muscles of the airway (cause bronchodilation) as well as inhibit inflammatory cell activity, thus providing both short-term relief and control over the progression of the disease.

                  Asthma is a disease of the airways with an underlying inflammatory component. It is the most common chronic lung disease in both the developed and developing world and affects approximately 20 million Americans. The prevalence and healthcare burden of asthma are rising and are predicted to continue to rise in the coming years. According to the National Heart, Lung and Blood Institute, the economic cost of asthma is $14 billion annually in the United States. Asthma is one of the leading causes of missed school days and can have a significant impact on quality of life if left uncontrolled.

                  Two types of medications are currently used in asthma care: controller medications such as inhaled steroids and leukotriene antagonists that are taken chronically for the prevention and treatment of asthma, and reliever medications such as short acting beta agonists that work rapidly to treat bronchospasm. There continues to be a need, however, for novel, safe treatments to address the underlying inflammation that characterizes asthma pathology.

                  In pre-clinical studies, the compound appeared to be active in a number of experimental models. In March 2005, in a successfully completed Phase I single and multiple dose study in the U.K., GRC 3886 was well tolerated over the entire dose range given. The compound is currently being evaluated in a small antigen challenge study in asthma patients. GRC 3886 is currently claimed by U.S. patent applications which, if issued, will expire in 2024.

                  We will develop, register and commercialize GRC 3886 for the North American market, while Glenmark will retain commercialization rights for the rest of the world. We paid Glenmark an upfront payment upon initiation of the agreement and an additional milestone payment upon the successful completion of the Phase I U.K. study. We will be required to pay future milestones if the development and commercialization of the product is successfully completed in the North American market. Additionally, after commercial launch, Glenmark will earn a royalty from us on net sales of the product, and will supply all active pharmaceutical ingredient required by us.

                  Desmoteplase: In June 2004, we entered into a license agreement with PAION GmbH (or PAION), Germany, for the development and exclusive marketing in the United States and Canada for desmoteplase, a novel plasminogen activator, or blood clot-dissolving agent, for the treatment of acute ischemic stroke and potentially, other indications.

                  Stroke is the third leading cause of death in the United States and Europe, behind heart disease and cancer. According to the American Heart Association, over 600,000 people in the U.S. fall victim to an ischemic stroke annually, which comprises approximately 88 percent of all strokes. The treatment of acute stroke and its serious long-term disabilities currently present an extensive unmet need.

                  Ischemic stroke occurs when a blood vessel, supplying the brain with oxygen and nutrients, is obstructed by a blood clot. The blockage or rupture of the vessel results in a lack of blood flow to part of the brain. Deprived of oxygen, nerve cells in the affected region die within minutes or hours after the event resulting in loss of function of the part of the body they control. Ischemic stroke requires emergency treatment to rapidly dissolve or remove the blood clots in the brain, but many people delay getting treatment.

                  Desmoteplase, first in a new class of plasminogen activators, is a genetically engineered version of a clot-dissolving protein found in the saliva of the vampire bat Desmodus rotundus. It possesses high fibrin selectivity, allowing it to dissolve a clot locally while minimally affecting the blood coagulation system, which is thought to potentially reduce the risk of intracranial bleeding (a common risk when administering blood clot-dissolvers) as compared to less fibrin-specific plasminogen activators. The only currently available clot-dissolving agent must be administered within three hours of symptom onset; however, the majority of stroke patients arrive at the hospital outside that treatment window. At present, only eleven percent of ischemic stroke patients are eligible for the treatment and fewer than four percent actually receive it. Desmoteplase, with a longer window, could expand the number of patients who receive clot-dissolving therapy.

                  PAION presented positive results from a Phase II study (DIAS - Desmoteplase in Acute Ischemic Stroke) at the 29th International Stroke Conference in February 2004. The DIAS study was a multi-center, double-blind, placebo-controlled, randomized, dose-finding Phase II study conducted in 102 patients across 25 hospitals in Europe, Australia and Asia. Patients were selected using magnetic resonance imaging and administered desmoteplase in the time window between three and nine hours after the onset of stroke symptoms. The study demonstrated that by administering desmoteplase, the blood flow in the damaged area of the brain was significantly improved and expansion of the damaged area of brain tissue was better prevented, which led to preliminary evidence of improved clinical outcome after 90 days in up to 60 percent of patients who received the optimal dose. Additionally, only 3.3 percent of 30 patients who received the two doses selected for further clinical testing experienced a symptomatic intracranial bleed. Results from a second U.S. focused study with the same design, DEDAS, were presented in February 2005. The DEDAS study was a multi-center, placebo-controlled, double-blind, randomized dose-escalating Phase II trial conducted in 38 patients across 17 hospitals in the United States and three in Europe. The study demonstrated similar results to the earlier DIAS trial, showing trends indicating that desmoteplase administered intravenously in the time window of up to nine hours after the onset of stroke symptoms improved blood flow in the damaged area of the brain and improved clinical outcome after 90 days compared to placebo.

                  Based on the encouraging results of the DIAS and DEDAS Phase II trials and discussions with the FDA with respect to study design, in February 2005 we initiated a Phase II(b)/III study of desmoteplase. The DIAS2 (Desmoteplase in Acute Ischemic Stroke) study will be a multi-center, multinational, randomized, parallel-design dose-ranging study of more than 180 patients to confirm results of the earlier Phase II studies. Desmoteplase was recently granted fast track status by the FDA, a designation granted for drugs that address an unmet medical need in life-threatening indications. Fast track designation allows for the expedited review of a Biological Licensing Application (or BLA) by the FDA, generally within six months of the filing date.

                  We and PAION entered into our license agreement on June 30, 2004 at which time we made an upfront payment to PAION. Under the agreement, PAION will receive milestone payments and a royalty based on sales, and we will fund all continuing clinical development activities for the U.S. and Canadian markets. We will be responsible for regulatory and sales and marketing activities in the United States and Canada and will have the development and marketing rights to other indications of the product in these territories. PAION retains commercial rights in Europe, Japan and the rest of the world. Desmoteplase is covered by several issued composition of matter patents, including some that do not expire in the United States until 2015, with the potential for extensions.

                  CCR1 Antagonists: In March, 2004, we entered into a license and collaboration agreement with ChemoCentryx, Inc., a privately held pharmaceutical development company, to develop and commercialize novel small-molecular therapeutics for autoimmune and inflammatory diseases, such as rheumatoid arthritis and multiple sclerosis. The collaboration focuses on CCR1, a specific chemokine receptor involved in the inflammation process. Under the terms of the arrangement, we paid ChemoCentryx an upfront payment and purchased shares of a class of ChemoCentryx preferred stock. We will provide funding for joint research for up to three years and will have exclusive worldwide marketing rights to CCR1 antagonists developed during such research, subject to the payment of product development milestones and running royalties. We will be responsible for clinical development of compounds selected during the research phase.

                  Milnacipran: In January 2004, we entered into a license and collaboration agreement with Cypress Bioscience, Inc. for the development and marketing in the United States of milnacipran. Milnacipran is currently in Phase III development as a treatment for fibromyalgia syndrome (or FMS). FMS is a frequent cause of chronic, widespread pain and is estimated to affect six to twelve million people in the United States. There are currently no products approved by the FDA for the treatment of this disorder. Pursuant to the collaboration agreement, we paid Cypress an upfront license fee and will pay Cypress milestone payments on the achievement of specific product development milestones, as well as running royalties based on net sales of the product following approval. We will be responsible for funding further development activities, which will be jointly managed by the two companies, and will have responsibility for sales and marketing activities, with Cypress having the option to perform up to 25% of physician details on a fee-for-service basis. The license agreement includes two patents covering the use of milnacipran for the treatment of FMS. In addition, we believe that, as a new chemical entity not previously approved by the FDA, milnacipran will qualify for five years of exclusivity under the Hatch-Waxman Act.

                  The current Phase III program is based on the results of a controlled, randomized Phase II Study in 125 FMS patients and consists of two Phase III trials being conducted in the United States. The Phase II Study demonstrated statistically significant improvements in multiple measures of clinical pain and secondary symptoms, including fatigue, mood and patient global status reports.

                  The first Phase III clinical trial was initiated by Cypress in October 2003. In October 2004, we and Cypress commenced a second Phase III trial evaluating milnacipran for the FMS indication. In light of the increased risk and expense with running two parallel trials, we have agreed in principle with Cypress that they will initially bear a majority of the costs of this second trial, subject to our reimbursement to Cypress, together with a premium under certain circumstances, if this second trial permits an earlier NDA submission than initially contemplated. Assuming positive results in both trials, the Phase III program could be completed in 2006.

                  Tiazac®: Tiazac, licensed from Biovail Corporation and launched in 1996, is our once-daily formulation of diltiazem, used in the treatment of hypertension and angina. In April 2003, the FDA approved a generic formulation of this product distributed by a third party. We have also launched a generic version of this product under our license arrangement with Biovail and have ceased promotional activities with respect to the brand.

                  Lercanidipine: In November 2000, we entered into a license agreement with Recordati, S.p.A., a pharmaceutical company based in Milan, Italy, for the exclusive rights to develop and market lercanidipine in the United States for the treatment of hypertension. We submitted an NDA for lercanidipine to the FDA in October 2001. Lercanidipine, currently marketed in more than sixty countries, belongs to the dihydropyridine calcium channel blocker class of antihypertensives, one of the most widely used classes of antihypertensives. Lercanidipine has been widely studied in clinical trials and was found to have an excellent safety profile and comparable blood pressure lowering effects to other drugs in this class.

                  Although we received an approvable letter from the FDA in August 2002, the FDA did not approve the once-daily dosing regimen as submitted and requested additional data. In response to the request for additional data, we conducted an eight week Phase II pilot study in which approximately 60 patients were dosed once daily with lercanidipine in an experimental modified-release formulation. This study was conducted in order to assess the clinical efficacy profile of lercanidipine in this new modified-release formulation. The preliminary study results indicated that this modified-release version of lercanidipine was associated with a clinically relevant reduction in blood pressure, but did not meet all the stringent pre-set criteria for dose response across the range of doses studied. Lercanidipine treatment was well tolerated in this study. We will be evaluating additional alternative extended release formulations throughout the course of the next twelve months and considering future development activities. The development timeline of lercanidipine will accordingly be delayed as we continue to assess the appropriate next steps.

                  Dexloxiglumide: During fiscal 2004, we discontinued the development of dexloxiglumide for the treatment of constipation-predominant irritable bowel syndrome in the United States. The decision was based on the outcome of two placebo-controlled Phase III studies which failed to demonstrate statistically significant results on the studies' primary endpoint. We are continuing to evaluate dexloxiglumide, licensed from Rotta Research Laboratorium S.p.A of Italy, the originator of the compound, for potential development in other gastrointestinal indications.

                  New Chief Financial Officer: Effective October 1, 2004, Francis I. Perier, Jr. joined Forest as Senior Vice President-Finance and Chief Financial Officer. Prior to joining Forest, Mr. Perier served for 8 years in various executive positions at Bristol-Myers Squibb Company (or BMS), where he served as Vice President Finance-Operations Planning-Americas Medicines. Prior to joining BMS, Mr. Perier was a partner with Deloitte & Touche, LLP, a professional services firm where he had spent 15 years in various capacities.

                  New Senior Vice President - Scientific Affairs: Effective May 19, 2005, Ivan Gergel, M.D., has been promoted to Senior Vice President - Scientific Affairs and President of the Forest Research Institute. Dr. Gergel had previously been Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. Dr. Gergel replaces Lawrence Olanoff, M.D., Ph.D., who has resigned as Executive Vice President - Scientific Affairs effective July 29, 2005. Dr. Gergel received his M.D. from The Royal Free Medical School of The University of London and an MBA from the Wharton School. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham and was named Vice President of Clinical Development and Clinical Affairs in 1999. He has overseen all clinical development programs at Forest including the development of Lexapro, Namenda and Combunox.

                  Clinical Trial Registry: Effective February 2005, we established the Forest Clinical Trial Registry, a website-based forum for disclosure of the initiation and results of clinical studies regarding our marketed products as well as products in development. The adoption of the Clinical Trial Registry concluded an investigation undertaken by the New York State Attorney General of our disclosure practices with respect to the results of clinical trials of our products. Access to the registry is unrestricted and is available at http://www.forestclinicaltrials.com or through a link from our corporate homepage http://www.frx.com.

                  Share Repurchase Program: During fiscal 2005, our Board of Directors authorized us to repurchase up to 30 million shares of our common stock in open market transactions from time to time. As of May 11, 2005, all shares authorized under this program had been repurchased at a total cost of $1,224,000,000.

                  On May 10, 2005 our Board of Directors authorized a new share repurchase program for up to an additional 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions. As of June 10, 2005, 1,382,500 shares have been repurchased and we continue to have authority to purchase up to an additional 23,617,500 shares under this new program.

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

Principal Products

                  We actively promote in the United States those branded products which we believe have the most potential for growth and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products. Such products include: Lexapro, our SSRI for the treatment of major depression and GAD; Namenda, our NMDA antagonist for the treatment of moderate to severe Alzheimer's disease; Benicar, an angiotensin receptor blocker for the treatment of hypertension, which we co-promote with Sankyo; and Combunox, an oxycodone/ibuprofen combination for the treatment of acute pain and Campral, for the maintenance of alcohol abstinence, both launched in fiscal 2005.

                  Sales of Lexapro, launched in September 2002, accounted for 52.6% of our sales for the fiscal year ended March 31, 2005 and 41.1% and 11.1% of our sales for our fiscal years ended 2004 and 2003, respectively.

                  Sales of Celexa, launched in September 1998, accounted for 21.6% of our sales for the fiscal year ended March 31, 2005 and 41.0% and 65.8%, respectively, of our sales for our 2004 and 2003 fiscal years.

                  Sales of Namenda, launched in December 2003, accounted for 10.9% of our sales for the fiscal year ended March 31, 2005 and 1.7% for fiscal year ended March 31, 2004.

                  Our generic line, marketed by our Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of our branded products, including Celexa and Tiazac, as well as products using our controlled release technology.

                  Our United Kingdom and Ireland subsidiaries sell both ethical products requiring a doctor's prescription and over-the-counter preparations. Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of Cystic Fibrosis; Infacol®, used to treat infant colic; and Exorex®, used in the treatment of eczema and psoriasis.

Marketing

                  In the United States, we directly market our products through our domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales, currently numbering approximately 2,800 persons, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations. In the United Kingdom, our Forest Laboratories U.K. subsidiary's salesforce, currently 36 persons, markets its products directly. Our products are sold elsewhere through independent distributors.

Competition

                  The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies. There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind which we sell. Many of these companies have substantially greater financial resources than we do. We also face competition for the acquisition or licensing of new product opportunities from other companies. In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations, including pharmaceutical benefit management companies, in the provision of health services. Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of our principal promoted products. Failure to be included or to have a preferred position in a managed care organization's drug formulary could result in decreased prescriptions of a manufacturer's products.

Government Regulation

                  The pharmaceutical industry is subject to comprehensive government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs. In the United States, products which we develop, manufacture or sell are subject to regulation by the FDA, principally under the Federal Food, Drug and Cosmetic Act, as well as by other federal and state agencies. The FDA regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of new and old drugs, including the monitoring of compliance with good manufacturing practice regulations. Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions and criminal prosecutions based on practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recall of products as well as the withdrawal of approval of products in accordance with due process procedures. Similar regulations exist in most foreign countries in which our products are manufactured or sold. In many foreign countries, such as the United Kingdom, reimbursement under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain government approval of initial prices and increases if the ultimate consumer is to be eligible for reimbursement for the cost of such products.

                  During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities. Following these inspections, the FDA called our attention to certain "Good Manufacturing Practices" compliance and record keeping deficiencies. We have responded to the FDA's comments and modified our procedures to comply with the requests made by the FDA.

                  The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs. Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer's products in health programs, including Medicaid, run by such states. Under the Omnibus Budget Reconciliation Act of 1990 (or OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers. In addition, the Federal government follows a diagnosis related group (or DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products.  Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

                  In April 2003, the Federal Office of the Inspector General published guidance for pharmaceutical manufacturers with respect to compliance programs to assure manufacturer compliance with Federal laws and programs relating to healthcare. In addition, several states have adopted laws and regulations requiring certain specific disclosures with respect to our compliance program and our practices relating to interactions with physicians and other healthcare providers. We maintain a compliance program to assure compliance with applicable laws and regulations, as well as the standards of professional bodies governing interactions between pharmaceutical manufacturers and physicians, and believe we are in compliance with all material legal requirements and standards.

                  During fiscal 2005, a prescription-drug benefit for Medicare beneficiaries was established pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the program, pharmaceutical benefit managers and health programs offer discounted prices on prescription drugs to qualified Medicare recipients reflecting discounts negotiated with manufacturers. The failure of a manufacturer to offer discounts to these programs could result in reduced use of the manufacturer's products.

                  In March 2004, the FDA issued a public health advisory that requires companies that manufacture SSRI antidepressants, including Forest, to revise their products' labels to include detailed warnings about the potential for suicidal tendencies in adolescent patients who take the medications. FDA officials noted that studies have not established a link between suicidal tendencies and such antidepressants and our analysis of clinical data involving Lexapro and Celexa indicates no such link. During fiscal 2005, we implemented revised labeling in accordance with FDA requirements. There can be no assurance that the labeling changes or changes which may be required by subsequent rule making will not have an adverse effect upon the marketing of our antidepressant products.

                  We expect that competing healthcare reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. We cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

Principal Customers

                  For the years ended March 31, 2005, 2004 and 2003, McKesson Drug Company, AmeriSource Bergen Corporation and Cardinal Health, Inc. accounted for 33%, 28% and 25%, 21%, 21% and 22%, and 23%, 23% and 21%, respectively, of our net sales. No other customer accounted for 10% or more of our net sales for those fiscal years.

Environmental Standards

                  We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Raw Materials

                  The active pharmaceutical ingredients in our principal promoted products, including Lexapro, Namenda and Campral, are patented or otherwise available to us only pursuant to our contractual arrangements with our licensing partners. Other raw materials used by us are purchased in the open market. We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

Product Liability Insurance

                  We currently maintain $138 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been product liability claims asserted against us, none for which we have been found liable, there can be no assurance that all potential claims which may be asserted against us in the future would be covered by our present insurance.

Research and Development

                  During the year ended March 31, 2005, we spent $293,659,000 for research and development, as compared to $233,916,000 and $204,883,000 in the fiscal years ended March 31, 2004 and 2003, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where safety and efficacy have not yet been demonstrated and accordingly payments made in connection with acquiring the product rights are charged to research and development. Our research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

                  At March 31, 2005, we had a total of 5,136 employees.

Patents and Trademarks

                  Forest owns or licenses certain U.S. and foreign patents and patent applications on many of its branded products and products in development, pursuant to license arrangements (see Recent Developments). Celexa is no longer subject to exclusivity under the Hatch-Waxman Act and is now subject to generic competition. Lexapro is covered by a U.S. patent which expires in 2009 and should be subject to a patent term extension until March 2012. See "Item 3. LEGAL PROCEEDINGS" for a description of certain challenges to the validity of our Lexapro patent licensed from Lundbeck. We believe these patents and other rights are or may become of significant benefit to our business.

                  We own or exclusively license various trademarks and trade names which we believe are of significant benefit to our business.

Backlog - Seasonality

                  Backlog of orders is not considered material to our business prospects. Our business is not seasonal in nature.

ITEM 2.  PROPERTIES

                  We own a 150,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. During fiscal 2005, this facility was expanded by 185,000 square feet to accommodate additional packaging and distribution requirements for current and future products and will be expanded by an additional 37,000 square feet in fiscal 2006 to accommodate the increase in our sales training needs. We also own a 105,000 square foot facility in Hauppauge, New York which is used for warehousing, administrative offices and clinical packaging. We lease an additional 57,000 square foot facility in Hauppauge, which is used for our information technology departments.

                  We own additional buildings of 180,000, 100,000 and 20,000 square feet in Commack, New York, and are developing these locations as a research and development complex. Both the 100,000 and 20,000 square foot facilities are operational, and the 180,000 square foot facility (on 11 acres) to be used for research and development and warehousing is expected to become operational in fiscal 2008. We also lease an additional 28,000 square foot facility in Hauppauge, New York, for offices and warehousing for our research and development group. We recently leased a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training.

                  We also own five buildings and lease two buildings in and around Inwood, New York, containing a total of approximately 145,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration. In addition, we lease approximately 59,000 square feet in Farmingdale, New York, for use as a clinical laboratory testing facility.

                  We also lease approximately 203,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel.

                  Forest Pharmaceuticals, Inc. (or FPI), a wholly-owned subsidiary, owns two facilities in Cincinnati, Ohio, aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration. In St. Louis, Missouri, FPI owns a 330,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration and will be expanded by approximately 141,000 square feet during fiscal 2006. FPI recently purchased a 40,000 square foot facility near its current distribution center, which is being used as offices and a data center. In addition, FPI owns a 22,000 square foot manufacturing facility in St. Louis.

                  Forest Laboratories UK, a wholly-owned subsidiary, owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

                  Our Tosara subsidiary owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland, a subsidiary of ours, owns an approximately 140,000 square foot manufacturing and distribution facility located in Dublin Ireland. The facility is currently used principally for the manufacture and distribution to the United States of Celexa, Lexapro and Namenda tablets. Forest Ireland also owns a 90,000 square foot facility in Dublin which, once it is refurbished, will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products.

                  We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010, subject to two five-year renewal options.

                  We believe that further purchases or leases of property are likely in order to meet the present and anticipated increases in our overall operations.

                  Net rentals for leased space for the fiscal year ended March 31, 2005 aggregated approximately $14,284,000 and for the fiscal ended March 31, 2004 aggregated approximately $14,790,000.

ITEM 3.  LEGAL PROCEEDINGS

                  We remain a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation has ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

                  On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including Forest, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in our favor.

                  Following the Seventh Circuit's affirmance of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

                  In March 2005, we, our Chief Executive Officer and certain other executive officers were named as defendants in actions commenced in the United States District Court for the Southern District of New York under the captions including "James Curkin, On Behalf of Himself and All Others Similarly Situated v. Howard Solomon and Forest Laboratories, Inc." The actions, which purport to be brought as class actions, seek damages in connection with alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to certain of our public statements with respect to our products during the approximately two-year period ended September 1, 2004. In addition, we have been named as a nominal defendant in a derivative action commenced in the United States District Court for the Southern District of New York under the caption "Jeff Michelson, Derivatively On Behalf of Forest Laboratories, Inc. v. Howard Solomon, Kenneth E. Goodman, John E. Eggers, Elaine Hochberg, Lawrence S. Olanoff, William J. Candee, III, George S. Cohan, Dan L. Goldwasser, Lester B. Salans and Phillip M. Satow v. Forest Laboratories, Inc., a Delaware corporation, Nominal Defendant" arising out of the claims alleged in the actions referred to above. These actions are in their preliminary stages. We believe these actions are without merit and intend to defend against them vigorously.

                  On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" (or AWP) which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions which have been brought in various Federal District and state Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings.

                  Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including us, by other New York counties. At this point, it is our understanding that 46 counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

                  In September 2003, we and the other Defendants filed motions to dismiss the County of Suffolk Complaint. Judge Saris, the Judge presiding over the Multi-District Litigation, has now issued three separate opinions dated, respectively, September 30, 2004, October 26, 2004 and April 8, 2005. In the September 30, 2004 decision, Judge Saris dismissed the County of Suffolk's RICO claims, as well as two of the county's claims under the Best Price statute and its claim for fraud. By way of the October 26, 2004 decision, Judge Saris dismissed several claims asserted by the County of Suffolk under New York statutes as related to the Plaintiff's contention that we had filed fraudulent Best Price information under applicable Medicaid regulations. At the time, however, Judge Saris did not address those claims as they related to the alleged inflation of our AWP for our products. Instead, Judge Saris requested the submission of additional information by the parties. After that information was submitted, by way of decision dated April 8, 2005, Judge Saris dismissed the Plaintiff's remaining AWP claims, finding that the Plaintiff had failed to satisfy Rule 9(b).

                  We anticipate the filing of a Consolidated Amended Complaint on behalf of all of the 44 New York State counties represented by the attorneys for the County of Suffolk. That Amended Complaint is now due to be filed by June 15, 2005, and the Defendants, including Forest, will be filing a motion to dismiss the Consolidated Amended Complaint. One of the two New York counties represented by different counsel (Nassau County) is expected to file an Amended Complaint in that action which will also be subject to a motion to dismiss. An action filed by the other such county (Erie County) was commenced in New York State Court, and the Defendants have removed that action to Federal Court for ultimate transfer to the MDL Court in the District of Massachusetts based on fraudulent misjoinder of Defendants. The Plaintiff has filed a motion to remand which has been stayed pending the MDL Panel's ruling on the motion to transfer.

                  We are also named as a Defendant in AWP litigation commenced in Kentucky, Alabama and Illinois. A motion to dismiss has been filed in connection with the Kentucky and Illinois actions, and a motion to dismiss will be filed shortly in the Alabama action. We believe these actions are without merit and intend to defend against them vigorously.

                  We are a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail's January 2001 patent listing in the Food and Drug Administration's "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which we distribute in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from us from February 13, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail's motion for summary judgment in a related action (Twin Cities v. Biovail) to which we are not a party but which we believe has significance for the action filed against us. Based on this decision, the Plaintiffs in the Louisiana Wholesale case are re-evaluating how to proceed. At this point, Plaintiffs will be reviewing documents originally produced in discovery in the Twin Cities case and determining whether or not to await the appeal of summary judgment in that case or, alternatively, to seek additional discovery in an effort to oppose anticipated summary judgment motions by both us and Biovail, based primarily on the same issue, lack of antitrust causation, which was the basis for the grant of summary judgment in Twin Cities.

                  We have received a subpoena from the Office of the Inspector General of the Federal Office of Personnel Management requesting documents related to Celexa, our prescription medication approved for the treatment of depression. The subpoena primarily requests documents related to the marketing of Celexa and educational and promotional programs with physicians. We believe that other makers of pharmaceutical products for the treatment of CNS indications have received subpoenas from this office. The Office of Personnel Management is the Federal Government's human resources agency. We are cooperating in responding to the subpoena. No claim, litigation or assessment has been asserted in connection with the subpoena.

                  In September 2003, we, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug Application (or ANDA) for a generic equivalent to our Lexapro brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which we expect to extend until 2012. Ivax has stipulated it will not contest infringement for the patent claims at issue and has asserted a counterclaim to the effect that the Lexapro patent is invalid. On May 21, 2004, we, together with H. Lundbeck A/S, filed an action for patent infringement against Alphapharma Pty Ltd. in the United States District Court for the Southern District of New York under the caption Forest Laboratories, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Alphapharma Pty Ltd. The action is based upon the filing by Alphapharma with the Food and Drug Administration of an ANDA for a generic equivalent to our Lexapro brand escitalopram oxalate. The Alphapharma ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which we expect to extend until 2012. This case was transferred to the United States District Court for the District of Delaware and consolidated, for all purposes, with the case against Ivax Pharmaceuticals, Inc. A pre-trial conference is scheduled for November 10, 2005 and the trial is scheduled to begin on December 5, 2005. While there can be no assurance as to the outcome of litigation, we believe that the patents at issue are valid.

                  Forest is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
                  EQUITY, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES

                  The information required by this item is incorporated by reference to page 54 of the Annual Report.

                  We have never paid cash dividends on our Common Stock and do not expect to pay such dividends in the foreseeable future. We presently intend to retain all available funds for the development of our business, for use as working capital and for the share repurchase programs. Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

                  In July 2004, our Board of Directors approved the repurchase of up to 20,000,000 shares of our outstanding Common Stock (or 2005 Repurchase Program) which was increased to 30,000,000 shares in December 2004. Under the 2005 Repurchase Program we repurchased the shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The first purchase under the 2005 Repurchase Program occurred on September 9, 2004. As of the date of this filing, all repurchases of shares have occurred under the 2005 Repurchase Program.

                  On May 10, 2005 our Board of Directors authorized a new share repurchase program (or 2006 Repurchase Program) for up to 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. As of June 10, 2005, 1,382,500 shares have been repurchased and we continue to have authority to purchase up to an additional 23,617,500 shares under the 2006 Repurchase Program.

                  The following table summarizes repurchase of Common Stock under the 2005 Repurchase Program during the fourth quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
1/1/05 through 1/31/05	2,459,900	$41.25	2,459,900	11,445,600
2/1/05 through 2/28/05	3,763,600	$42.08	3,763,600	7,682,000
3/1/05 through 3/31/05	1,612,400	$43.66	1,612,400	6,069,600

ITEM 6.    SELECTED FINANCIAL DATA

                  The information required by this item is incorporated by reference to page 29 of the Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                  The information required by this item is incorporated by reference to pages 19 through 28 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                   DISCLOSURES ABOUT MARKET RISK

                  The information required by this item is incorporated by reference to page 28 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA

                  The information required by this item is incorporated by reference to pages 30 through 51 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS
                   WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

                   Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

                  Disclosure Controls

                  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

                  Internal Control Over Financial Reporting

                  Management's report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included on page 54 of our Annual Report under the headings Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

                  Changes in Internal Controls

                  During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                   None.

PART III

                  In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2005 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

                  Code of Ethics

                  We have adopted a written code of conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and employees and can be found on our website, which is located at www.frx.com under the "Investors" link. We will also provide a copy of our code of ethics to any person without charge upon his or her request. Any such request should be directed to our corporate secretary at 909 Third Avenue, New York, New York 10022. We intend to make all required disclosures concerning any amendments to or waivers from our code of conduct and ethics on our website.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The following sets forth certain information as of March 31, 2005 with respect to our compensation plans under which Forest securities may be issued:

                  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	27,603,179	$30.92	9,297,132
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	27,603,179	$30.92	9,297,132

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The response to this item is incorporated by reference to the issuer's definitive proxy statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets - March 31, 2005 and 2004

Consolidated statements of income - years ended March 31, 2005, 2004 and 2003

Consolidated statements of comprehensive income - years ended March 31, 2005, 2004 and 2003

Consolidated statements of stockholders' equity - years ended March 31, 2005, 2004 and 2003

Consolidated statements of cash flows - years ended March 31, 2005, 2004 and 2003

Notes to consolidated financial statements
2.	Financial statement schedules. The following consolidated financial statement schedules of Forest Laboratories, Inc. and Subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm	S-1
Schedule II	Valuation and Qualifying Accounts	S-2

All other schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits:

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

10.1

Benefit Continuation Agreement dated as of December 1, 1989 between Forest and Howard Solomon. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (or 1990 l0-K).

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3

Benefit Continuation Agreement dated as of April 1, 1995 between Forest and Phillip M. Satow. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (or 1995 10-K).

10.4	Employment Agreement dated as of September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to the 1995 10-K.

10.5	Employment Agreement dated as of September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

10.6

Employment Agreement dated as of October 24, 1995 by and between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.7	Employment Agreement dated as of June 16, 1998 by and between Forest and Ivan Gergel.

10.8	Employment Agreement dated June 24, 1997 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (or 1998 10-K).

10.9	Employment Agreement dated January 16, 1995 between Forest and Mary Prehn. Incorporated by reference to the 1998 10-K.

10.10	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10.11	Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.12	Employment Agreement dated as of October 5, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.13	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 1998.

10.14	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2000.

10.15	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2004.

10.16

License and Supply Agreement dated October 3, 1995 between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to Forest's Annual Report on form 10-K for the fiscal year ended March 31, 1999.

10.17

Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc. Incorporated by reference to Forest's Annual Report on form 10-K for the fiscal year ended March 31, 2002 (or 2002 10-K).

10.18	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.19	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.20

License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (or 2004 10-K).

13	Portions of the Registrant's 2005 Annual Report to Stockholders.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to the 2004 10-K.

23	Consent of BDO Seidman, LLP.

31.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2005

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	June 14, 2005
/s/ Kenneth E. Goodman Kenneth E. Goodman	President, Chief Operating Officer and Director	June 14, 2005
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	June 14, 2005
DIRECTORS:
/s/ William J. Candee, III William J. Candee, III	Director	June 14, 2005
/s/ George S. Cohan George S. Cohan	Director	June 14, 2005
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	June 14, 2005
/s/ Lester B. Salans Lester B. Salans	Director	June 14, 2005
/s/ Phillip M. Satow Phillip M. Satow	Director	June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated June 10, 2005 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, include the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 10, 2005

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2005:

Allowance for doubtful accounts	$20,762,000	$ 103,000	$ 92,000	(i)	$20,773,000
Allowance for cash discounts	15,054,000	72,260,000	73,424,000	(ii)	13,890,000
Inventory reserve	17,377,000	3,779,000	8,878,000	(i)	12,278,000

Year ended March 31, 2004:

Allowance for doubtful accounts	$16,925,000	$ 4,246,000	$ 409,000	(i)	$20,762,000
Allowance for cash discounts	16,040,000	65,235,000	66,221,000	(ii)	15,054,000
Inventory reserve	23,213,000	6,065,000	11,901,000	(i)	17,377,000

Year ended March 31, 2003:

Allowance for doubtful accounts	$13,641,000	$ 4,415,000	$ 1,131,000	(i)	$16,925,000
Allowance for cash discounts	13,466,000	66,734,000	64,160,000	(ii)	16,040,000
Inventory reserve	15,846,000	9,606,000	2,239,000	(i)	23,213,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2005, 2004 AND 2003

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2005.

Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2005 and March 31, 2004 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005, and our report dated June 10, 2005 expressed an unqualified opinion.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2005 expressed an unqualified opinion.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 10, 2005

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	MARCH 31,
	2005	2004
Assets

Current assets:
Cash (including cash equivalent investments of $1,145,987 in 2005 and $1,724,942 in 2004)	$1,165,498	$1,091,635
Marketable securities	453,747	700,987
Accounts receivable, less allowance for doubtful accounts of $20,773 in 2005 and $20,762 in 2004	323,129	287,618
Inventories	613,903	610,182
Deferred income taxes	131,596	205,071
Other current assets	20,149	20,741
Total current assets	2,708,022	2,916,234

Marketable securities	351,635	337,890

Property, plant and equipment:
Land and buildings	281,517	253,922
Machinery, equipment and other	211,235	150,160
	492,752	404,082
Less accumulated depreciation	130,724	106,125
	362,028	297,957
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other
intangibles, net	263,370	274,835
Deferred income taxes	3,723	16,387
Other	1,259	4,468
	283,317	310,655

	$3,705,002	$3,862,736
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)
	MARCH 31,
	2005	2004
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 228,016	$ 159,798
Accrued expenses	257,912	321,564
Income taxes payable	77,762	123,392
Total current liabilities	563,690	604,754

Deferred income taxes	8,927	2,118

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 407,234 shares in 2005 and 405,144 shares in 2004	40,723	40,514
Additional paid-in capital	893,864	846,297
Retained earnings	3,494,739	2,655,934
Accumulated other comprehensive income	9,028	10,324
Treasury stock, at cost (59,591 shares in 2005 and 35,617 shares in 2004)	(1,305,969)	(297,205)
	3,132,385	3,255,864

	$3,705,002	$3,862,736
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	YEARS ENDED MARCH 31,
	2005	2004	2003

Net sales	$3,052,408	$2,650,432	$2,206,706
Contract revenue	61,369	5,810	6,552
Other income	45,862	24,032	32,548
	3,159,639	2,680,274	2,245,806

Costs and expenses:
Cost of sales	687,510	608,474	504,922
Selling, general and administrative	993,715	901,062	715,432
Research and development	293,659	233,916	204,883
	1,974,884	1,743,452	1,425,237

Income before income tax expense	1,184,755	936,822	820,569

Income tax expense	345,950	200,948	198,581

Net income	$ 838,805	$ 735,874	$ 621,988
	========	========	========
Net income per common and common
equivalent share:

Basic	$2.30	$2.01	$1.72
	====	====	====
Diluted	$2.25	$1.95	$1.66
	====	====	====
Weighted average number of common
and common equivalent shares outstanding:

Basic	363,991	365,447	360,874
	======	======	======
Diluted	372,090	376,779	373,702
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2005	2004	2003

Net income	$838,805	$735,874	$621,988

Other comprehensive income (loss), net of tax:
Foreign currency translation gains	6,339	14,339	17,169
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period	(7,635)	(586)	2,692
Other comprehensive income (loss)	(1,296)	13,753	19,861

Comprehensive income	$837,509	$749,627	$641,849
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(In thousands)
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2002	394,009	$39,401	$600,748	$1,298,072	($ 23,290)	35,497	$289,842

Shares issued upon exercise of stock
options	5,002	500	42,172
Treasury stock acquired from employees
upon exercise of stock options						42	2,777
Tax benefit related to stock options
exercised by employees			44,985
Other comprehensive income					19,861
Net income				621,988

Balance, March 31, 2003	399,011	39,901	687,905	1,920,060	(3,429)	35,539	292,619

Shares issued upon exercise of stock
options	6,133	613	72,333
Treasury stock acquired from employees
upon exercise of stock options						78	4,586
Tax benefit related to stock options
exercised by employees			86,059
Other comprehensive income					13,753
Net income				735,874

Balance, March 31, 2004	405,144	40,514	846,297	2,655,934	10,324	35,617	297,205

Shares issued upon exercise of stock
options and warrants	2,090	209	32,500
Treasury stock acquired from employees
upon exercise of stock options						44	2,308
Purchase of treasury stock						23,930	1,006,456
Tax benefit related to stock options
exercised by employees			15,067
Other comprehensive loss					(1,296)
Net income				838,805

Balance, March 31, 2005	407,234	$40,723	$893,864	$3,494,739	$9,028	59,591	$1,305,969
	======	======	=======	========	======	=====	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$ 838,805	$ 735,874	$ 621,988
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	25,432	22,191	21,119
Amortization, impairments and write-offs	31,214	37,367	30,442
Deferred income tax expense (benefit)	53,355	(10,880)	(75,338)
Foreign currency translation loss (gain)	(987)	1,023	147
Tax benefit realized from the exercise
of stock options by employees	54,660	50,291	52,889
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(35,511)	(95,551)	(75,777)
Inventories, net	(3,721)	(157,296)	(104,671)
Refundable income taxes			12,733
Other current assets	592	(9,164)	4,066
Increase (decrease) in:
Accounts payable	68,218	8,079	72,323
Accrued expenses	(63,652)	76,324	80,990
Income taxes payable	(45,630)	(44,046)	86,116
Decrease in other assets	3,209	13,906	1,358

Net cash provided by operating activities	925,984	628,118	728,385

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(89,020)	(101,511)	(79,574)
Purchase of marketable securities	(736,397)	(1,497,191)	(1,059,250)
Redemption of marketable securities	969,892	1,067,526	1,083,125
Purchase of license agreements, product
rights and other intangibles	(19,500)	(32,759)	(43,960)

Net cash provided by (used in) investing
activities	124,975	(563,935)	(99,659)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	30,401	68,360	39,895
Purchase of treasury stock	(1,006,456)

Net cash provided by (used in) financing
activities	(976,055)	68,360	39,895

Effect of exchange rate changes on cash	(1,041)	11,819	18,871

Increase in cash and cash equivalents	73,863	144,362	687,492
Cash and cash equivalents, beginning of year	1,091,635	947,273	259,781
Cash and cash equivalents, end of year	$1,165,498	$1,091,635	$ 947,273
	========	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	YEARS ENDED MARCH 31,
	2005	2004	2003
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$283,660	$205,506	$122,531
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years):

Basis of consolidation: The consolidated financial statements include the accounts of Forest Laboratories, Inc. (the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization and certain contingencies. The Company is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Foreign currency translation: An Irish subsidiary of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which in the aggregate are immaterial, are determined using the respective local currency.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less and are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of high quality, liquid investments.

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

Property, plant and equipment and depreciation: Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-50
Machinery, equipment and other	3-10

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term.

Included in property, plant and equipment in fiscal 2005 is construction in progress of $52,361 for facility expansions at various locations necessary to support the Company's current and future operations. The current projects are expected to be completed by the end of fiscal 2007 at an additional cost of approximately $75,000.

Goodwill and other intangible assets: The Company has made acquisitions in the past that include goodwill, license agreements, product rights and other intangibles. Through fiscal 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

Effective with fiscal 2002, goodwill is no longer amortized but is subject to an annual impairment test based on its estimated fair value. License agreements, product rights and other intangibles will continue to be amortized over their useful lives and tested periodically to determine if they are recoverable from future cash flows on an undiscounted basis over their useful lives.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications. Pursuant to the Company's amortization policy, the $12,545 write-off of dexloxiglumide recorded in fiscal 2004 has been reclassified to selling, general and administrative expense from research and development. Certain auction rate securities have been reclassified from cash equivalents to marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company has historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company's ability to either liquidate its holdings or roll the investment over to the next reset period. Based upon the Company's re-evaluation, the Company has reclassified its auction rate securities at March 31, 2004 of $634,923 from cash equivalents to current marketable securities. In addition, "Purchase of marketable securities" and "Redemption of marketable securities" included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the years ended March 31, 2004 and 2003.

Revenue recognition: Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of actual settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

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

Sales incentives are generally given in connection with a new product launch. These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped. New product launches may result in expected temporary increases in wholesaler inventories, which are closely monitored and have not resulted in increased product returns.

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Research and development: Expenditures for research and development, including licensing fees associated with early-stage development products, are charged to expense as incurred.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $24,600, $19,500 and $14,600 for fiscal years 2005, 2004 and 2003, respectively.

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

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $17,121 and ($8,093) at March 31, 2005 and $10,782 and ($458) at March 31, 2004.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for all three fiscal years; expected volatility of 26.96% in fiscal 2005, 32.44% in fiscal 2004 and 31.29% in fiscal 2003; risk-free interest rates of 4.0% in fiscal 2005, 4.5% in fiscal 2004 and 4.3% in fiscal 2003; and expected lives of 5 to 10 years for all three fiscal years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years ended March 31, (In thousands, except per share data)	2005	2004	2003
Net income:
As reported	$838,805	$735,874	$621,988
Deduct: Total stock-based employee compensation expense
determined under fair value method	(38,778)	(39,021)	(32,594)
Pro forma	$800,027	$696,853	$589,394
	=======	=======	=======
Net income per common share:
Basic:
As reported	$2.30	$2.01	$1.72
Pro forma	$2.20	$1.91	$1.63
Diluted:
As reported	$2.25	$1.95	$1.66
Pro forma	$2.15	$1.85	$1.58

Recent accounting standards: In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. The Company is required to adopt the provisions of SFAS 123R in its 2007 fiscal year, although earlier adoption is permitted. The Company is currently evaluating a plan of implementation, and expects that the financial statement impact of adoption will approximate the pro forma impact presented above.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in its 2007 fiscal year and does not anticipate a material effect.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material effect upon the adoption of this statement.

2.  Earnings per share:

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Years ended March 31, (In thousands)	2005	2004	2003
Basic	363,991	365,447	360,874
Effect of assumed conversion
of employee stock options
and warrants	8,099	11,332	12,828
Diluted	372,090	376,779	373,702
	======	======	======

Options to purchase approximately 1,861, 1,605 and 3,111 shares of common stock at exercise prices ranging from $48.34 to $76.66 per share were outstanding during a portion of fiscal 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2014.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2005, 2004 and 2003, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2005		2004		2003
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	Assets	Net sales	assets
United States	$2,997,731	$490,248	$2,604,479	$446,499	$2,167,021	$420,760
Ireland	9,905	140,527	7,331	134,658	7,152	106,159
United Kingdom	44,772	10,847	38,622	11,068	32,533	3,589
	$3,052,408	$641,622	$2,650,432	$592,225	$2,206,706	$530,508
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31, (In thousands)	2005	2004	2003

Central nervous system (CNS)	$2,596,017	$2,221,710	$1,696,709
Cardiovascular	103,810	126,679	201,044
Other	352,581	302,043	308,953
	$3,052,408	$2,650,432	$2,206,706
	========	========	========

The Company's antidepressant franchise consisting of Lexapro®, a selective serotonin reuptake inhibitor (SSRI) for the treatment of depression, launched in September 2002 and Celexa®, an SSRI launched in September 1998, accounted for 74%, 82% and 77% of the Company's net sales for the years ended March 31, 2005, 2004 and 2003, respectively.

For the years ended March 31, 2005, 2004 and 2003, McKesson Drug Company, AmeriSource Bergen Corporation and Cardinal Health, Inc. accounted for 33%, 28% and 25%, 21%, 21% and 22%, and 23%, 23% and 21%, respectively, of the Company's net sales.

4.  Accounts receivable:

Accounts receivable, net, consist of the following:

March 31, (In thousands)	2005	2004
Trade	$267,938	$262,557
Other	55,191	25,061
	$323,129	$287,618
	=======	=======

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2005	2004
Raw materials	$304,745	$359,075
Work in process	10,507	40,982
Finished goods	298,651	210,125
	$613,903	$610,182
	=======	=======

6.  Marketable securities:

The composition of the investment portfolio at March 31 was:
		Gross
		unrealized	Market
(In thousands)	Cost	losses	value
2005
Federal, state, local and bank obligations	$813,475	($8,093)	$805,382
	=======	=====	=======
2004
Federal, state and local obligations	$1,039,335	($458)	$1,038,877
	========	=====	========

The contractual maturities at March 31, 2005 consist of the following:

(In thousands)	Cost	Fair value
Less than one year	$457,661	$453,747
One year or more	355,814	351,635
	$813,475	$805,382
	=======	=======

The net unrealized holding losses of approximately $8,093 at March 31, 2005 and approximately $458 at March 31, 2004 are included in Stockholders' equity: Accumulated other comprehensive income.

7.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2005	March 31, 2004
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	14	$233,209	$ 93,028	$213,709	$ 75,842
Product rights	14	82,208	16,362	81,959	13,498
Buy-out of royalty agreements	9	95,061	57,250	95,061	48,744
Trade names	20	34,190	18,494	34,190	15,997
Non-compete agreements	9	22,987	22,987	22,987	22,875
Other	2	8,848	5,012	8,848	4,963
Total	11	$476,503	$213,133	$456,754	$181,919
		=======	=======	=======	=======

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 2005, 2004 and 2003 and amounted to approximately $31,214, $37,367 and $30,442, respectively. The annual amortization expense expected for fiscal years 2006 through 2010 is $41,272, $39,073, $38,486, $35,753 and $29,472, respectively.

In fiscal years 2004 and 2003, the Company determined that certain product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $2,054 in fiscal 2004 and $5,000 in fiscal 2003, and were included in amortization expense. In fiscal 2004 the Company also announced that it had discontinued development of dexloxiglumide for irritable bowel syndrome (IBS), causing a write-off of the product right of $12,545 to selling, general and administrative expense.

License agreements: In fiscal year 2005, the Company made a $15,000 milestone payment to Merck Sante s.a.s. upon FDA approval of Campral® (acamprosate) for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation and a $4,500 milestone payment to BTG Inc. upon FDA approval of Combunox™ (oxycodone and ibuprofen) for the treatment of acute, moderate to severe pain. In fiscal year 2004, the Company made a $20,000 milestone payment to Merz Pharma GmbH upon FDA approval of Namenda® (memantine) for the treatment of moderate to severe Alzheimer's disease. The costs are being amortized using the straight-line method over the estimated life of the products.

In fiscal year 2005 the Company entered into several license agreements: The first was with Gedeon Richter Limited for the North American rights to RGH-188, a compound which will be developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. The second was with Glenmark Pharmaceuticals S.A. (Glenmark) for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. In March 2005, a single and multiple dose Phase I study was successfully completed in the U.K., prompting an additional milestone payment to Glenmark pursuant to the license agreement. And the third was with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in Phase II clinical studies for the treatment of acute ischemic stroke. The upfront payments made in conjunction with the signing of these license agreements were recorded to research and development expense.

In fiscal 2004, the Company entered into two marketing agreements. The first was with Cypress Bioscience, Inc. for the development and marketing of milnacipran in the United States. Milnacipran is currently being evaluated in a Phase III program for the treatment of fibromyalgia syndrome (FMS). The second was with ChemoCentryx, Inc. to develop and commercialize novel small molecule therapeutics for autoimmune and inflammatory diseases such as rheumatoid arthritis and multiple sclerosis. The upfront payments made in conjunction with the signing of these license agreements were recorded to research and development expense.

Product rights: In fiscal 2004 the Company made a milestone payment of $5,000 to Sankyo Pharma upon the launch of Benicar HCT®. In December 2001, the Company signed a marketing agreement with Sankyo Pharma to co-promote Benicar® for the treatment of hypertension. The Company will co-promote the product for a period of six years and receive a share of the product profits during that period, as defined. The Company will receive a reduced share of the product profits thereafter. Benicar was commercially launched in the first quarter of fiscal 2003, at which time the Company paid Sankyo $43,960. The costs incurred for Benicar are included in product rights and are being amortized based on estimated revenues.

8.   Accrued expenses:

Accrued expenses consist of the following:
March 31, (In thousands)	2005	2004
Managed care and Medicaid rebates	$111,130	$185,854
Employee compensation and other benefits	82,229	83,558
Clinical research and development costs	35,090	31,103
Other	29,463	21,049
	$257,912	$321,564
	=======	=======

9.  Commitments:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2018. Rent expense approximated $32,738, $32,212 and $25,843 for fiscal years ended March 31, 2005, 2004 and 2003, respectively. Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31, (In thousands)
2006	$ 31,679
2007	27,386
2008	19,535
2009	14,888
2010	14,286
Thereafter	64,396
$172,170
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2005, 2004 and 2003, royalty expense amounted to $6,979, $10,406 and $22,247, respectively.

License agreements: The Company has entered into several license agreements for products currently under development. The Company may be obligated in future periods to pay additional amounts subject to the achievement of certain product milestones, as defined.

10.  Stockholders' equity:

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 58,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable for five to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options outstanding			Options exercisable
		Weighted average
Range of	Number	remaining	Weighted average	Number	Weighted average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price

$ 4.55 to $30.00	10,366,557	2.5	$12.70	9,387,757	$11.76
30.01 to 50.00	15,364,667	4.9	39.77	7,800,454	37.56
50.01 to 76.66	1,871,955	5.8	59.24	570,455	58.59
	27,603,179	4.1	$30.92	17,758,666	$24.60

Transactions under the stock option plans are summarized as follows:

		Weighted average
	Shares	exercise price
Shares under option at March 31, 2002
(at $3.71 to $41.49 per share)	32,671,734	$18.18
Granted (at $35.86 to $53.23 per share)	4,516,200	44.78
Exercised (at $3.71 to $41.49 per share)	(5,002,043)	8.44
Forfeited	(662,539)	29.43

Shares under option at March 31, 2003
(at $3.75 to $53.23 per share)	31,523,352	23.33
Granted (at $43.30 to $76.66 per share)	2,503,550	54.65
Exercised (at $3.75 to $53.23 per share)	(6,133,451)	11.61
Forfeited	(719,484)	36.23

Shares under option at March 31, 2004
(at $4.55 to $76.66 per share)	27,173,967	28.65
Granted (at $40.00 to $63.44 per share)	3,306,490	43.76
Exercised (at $4.55 to $53.23 per share)	(1,970,970)	16.56
Forfeited	(906,308)	40.89

Shares under option at March 31, 2005
(at $4.55 to $76.66 per share)	27,603,179	$30.92
	========
Options exercisable at March 31:
2003	17,674,627	$16.51
2004	15,608,646	21.91
2005	17,758,666	24.60

Weighted average fair value
of options granted during:
2003		$18.81
2004		20.89
2005		17.11

At March 31, 2005, 9,297,132 shares were available for grant.

In connection with the acquisition of product rights in fiscal 1995, the Company issued 2,240,000 warrants, expiring on July 7, 2004, at an exercise price of $5.71 per share, which was equal to the then fair market value of the Company's common stock. In fiscal year 2005, 118,537 warrants were exercised and 12,919 were forfeited. No warrants remain outstanding.

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

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial Judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in our favor.

Following the Seventh Circuit's affirmance of the directed verdict in the Company's favor, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to the Company have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

In March 2005, the Company, our Chief Executive Officer and certain other executive officers were named as defendants in actions commenced in the United States District Court for the Southern District of New York under the captions including "James Curkin, On Behalf of Himself and All Others Similarly Situated v. Howard Solomon and Forest Laboratories, Inc." The actions, which purport to be brought as class actions, seek damages in connection with alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to certain of the Company's public statements with respect to the Company's products during the approximately two-year period ended September 1, 2004. In addition, the Company has been named as a nominal defendant in a derivative action commenced in the United States District Court for the Southern District of New York under the caption "Jeff Michelson, Derivatively On Behalf of Forest Laboratories, Inc. v. Howard Solomon, Kenneth E. Goodman, John E. Eggers, Elaine Hochberg, Lawrence S. Olanoff, William J. Candee, III, George S. Cohan, Dan L. Goldwasser, Lester B. Salans and Phillip M. Satow v. Forest Laboratories, Inc., a Delaware corporation, Nominal Defendant" arising out of the claims alleged in the actions referred to above. These actions are in their preliminary stages. The Company believes these actions are without merit and intends to defend them vigorously.

On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that plaintiff County was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" (AWP) which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Acts, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions which have been brought in various Federal District and state Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings.

Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including the Company, by other New York counties. At this point, it is the Company's understanding that 46 counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

In September 2003, the Company and the other Defendants filed motions to dismiss the County of Suffolk Complaint. Judge Saris, the Judge presiding over the Multi-District Litigation, has now issued three separate opinions dated, respectively, September 30, 2004, October 26, 2004 and April 8, 2005. In the September 30, 2004 decision, Judge Saris dismissed the County of Suffolk's RICO claims, as well as two of the county's claims under the Best Price statute and its claim for fraud. By way of the October 26, 2004 decision, Judge Saris dismissed several claims asserted by the County of Suffolk under New York statutes as related to the Plaintiff's contention that the Company had filed fraudulent Best Price information under applicable Medicaid regulations. At the time, however, Judge Saris did not address those claims as they related to the alleged inflation of the Company's AWP for the Company's products. Instead, Judge Saris requested the submission of additional information by the parties. After that information was submitted, by way of decision dated April 8, 2005, Judge Saris dismissed the Plaintiff's remaining AWP claims, finding that the Plaintiff had failed to satisfy Rule 9(b).

The Company anticipates the filing of a Consolidated Amended Complaint on behalf of all of the 44 New York State counties represented by the attorneys for the County of Suffolk. That Amended Complaint is now due to be filed by June 15, 2005, and the Defendants, including the Company, will be filing a motion to dismiss the Consolidated Amended Complaint. One of the two New York counties represented by different counsel (Nassau County) is expected to file an Amended Complaint in that action which will also be subject to a motion to dismiss. An action filed by the other such county (Erie County) was commenced in New York State Court, and the Defendants have removed that action to Federal Court for ultimate transfer to the MDL Court in the District of Massachusetts based on fraudulent misjoinder of Defendants. The Plaintiff has filed a motion to remand which has been stayed pending the MDL Panel's ruling on the motion to transfer.

The Company is also named as a Defendant in AWP litigation commenced in Kentucky, Alabama and Illinois. A motion to dismiss has been filed in connection with the Kentucky and Illinois actions, and a motion to dismiss will be filed shortly in the Alabama action. The Company believes these actions are without merit and intends to defend against them vigorously.

The Company is a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail's January 2001 patent listing in the Food and Drug Administration's "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which the Company distributes in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from the Company from February 13, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail's motion for summary judgment in a related action (Twin Cities v. Biovail) to which the Company is not a party but which the Company believes has significance for the action filed against the Company. Based on this decision, the Plaintiffs in the Louisiana Wholesale case are re-evaluating how to proceed. At this point, Plaintiffs will be reviewing documents originally produced in discovery in the Twin Cities case and determining whether or not to await the appeal of summary judgment in that case or, alternatively, to seek additional discovery in an effort to oppose anticipated summary judgment motions by both the Company and Biovail, based primarily on the same issue, lack of antitrust causation, which was the basis for the grant of summary judgment in Twin Cities.

The Company has received a subpoena from the Office of the Inspector General of the Federal Office of Personnel Management requesting documents related to Celexa, the Company's prescription medication approved for the treatment of depression. The subpoena primarily requests documents related to the marketing of Celexa and educational and promotional programs with physicians. The Company believes that other makers of pharmaceutical products for the treatment of CNS indications have received subpoenas from this office. The Office of Personnel Management is the Federal Government's human resources agency. The Company is cooperating in responding to the subpoena. No claim, litigation or assessment has been asserted in connection with the subpoena.

In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug Application (ANDA) for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. Ivax has stipulated it will not contest infringement for the patent claims at issue and has asserted a counterclaim to the effect that the Lexapro patent is invalid. On May 21, 2004, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Alphapharma Pty Ltd. in the United States District Court for the Southern District of New York under the caption Forest Laboratories, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Alphapharma Pty Ltd. The action is based upon the filing by Alphapharma with the Food and Drug Administration of an ANDA for a generic equivalent to the Company's Lexapro brand escitalopram oxalate. The Alphapharma ANDA seeks approval to market the generic product prior to the expiration of the Company's Lexapro patent which the Company expects to extend until 2012. This case was transferred to the United States District Court for the District of Delaware and consolidated, for all purposes, with the case against Ivax Pharmaceuticals, Inc. A pre-trial conference is scheduled for November 10, 2005 and the trial is scheduled to begin on December 5, 2005. While there can be no assurance as to the outcome of litigation, the Company believes that the patents at issue are valid.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

12.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2005	2004	2003
Interest and dividends	$43,455	$23,824	$30,343
Other income	2,407	208	2,205
	$45,862	$24,032	$32,548
	======	======	======

13.  Income taxes:

The components of income before income tax expense were:

Years ended March 31, (In thousands)	2005	2004	2003

U.S.	$ 695,858	$460,897	$373,832
Non-U.S.	488,897	475,925	446,737
Income before income tax expense	$1,184,755	$936,822	$820,569
	========	=======	=======

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2005	2004	2003
Current:
U.S. federal	$193,148	$107,155	$118,293
State and local	6,826	11,267	10,683
Foreign	37,961	43,115	92,054
	237,935	161,537	221,030
Deferred:
Domestic	46,132	(15,543)	(40,102)
Foreign	7,223	4,663	(35,236)
	53,355	(10,880)	(75,338)
Charge in lieu of income taxes,
relating to the tax effect of
stock option tax deduction	54,660	50,291	52,889
	$345,950	$200,948	$198,581
	=======	=======	=======

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2005	2004	2003
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(11.7)	(12.1)	(10.4)
Impact of Section 965 repatriation	7.6
State and local taxes, less federal tax benefit	1.0	0.8	0.9
Research credit	(1.1)	(0.9)	(0.4)
Permanent differences and other items	(1.6)	(1.4)	(0.9)
	29.2%	21.4%	24.2%
	===	===	===

The Company's effective tax rate is lower than the statutory rate principally as a result of the earnings generated in lower taxed foreign jurisdictions as compared with the United States. These earnings include income from manufacturing operations in Ireland, which operate under tax incentives that currently expire in 2010. Excluding the tax impact of the earnings repatriated pursuant to Section 965 of the American Jobs Creation Act, the effective tax rate would have been 21.6% for the year ended March 31, 2005.

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

The Internal Revenue Service has substantially completed its examination of the Company's tax returns through fiscal year ended March 31, 2001 with no additional taxes assessed and has commenced the examination of the tax returns for the fiscal years March 31, 2002 and March 31, 2003, respectively.

Net deferred income taxes consist of the following:

March 31, (In thousands)	2005	2004
Inventory reserves	$ 28,549	$ 38,794
Receivable allowances and other reserves	73,749	110,858
Depreciation	(6,802)	(6,040)
Amortization	1,091	9,616
Carryforwards	11,009	282
Accrued liabilities	14,749	15,839
Expenses deferred for tax purposes		6,276
Employee stock option tax benefits	3,896	43,488
Other	151	227
	$126,392	$219,340
	=======	=======

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the Act). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of worker hiring and training, infrastructure, research and development, capital investment and the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion 23 as permanently invested earnings for financial statements certified on or before June 30, 2003.

The Company, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, has executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in the Company's current year income tax expense.

Excluding the repatriation discussed above, no provision has been made for income taxes on the remaining undistributed earnings of the Company's foreign subsidiaries of approximately $692,000 at March 31, 2005 as the Company intends to indefinitely reinvest such earnings.

14.  Quarterly financial data (unaudited):
(In thousands, except per share data)

				Diluted
				earnings
	Net sales	Gross profit	Net income	per share
2005
First quarter	$782,396	$605,195	$229,919	$0.60
Second quarter	856,680	665,014	295,326	0.79
Third quarter	795,047	618,616	260,805	0.70
Fourth quarter (a)	618,285	476,073	52,755	0.15

2004
First quarter	$605,748	$465,080	$179,817	$0.48
Second quarter	619,157	481,322	184,457	0.49
Third quarter	700,447	539,581	226,118	0.60
Fourth quarter	725,080	555,975	145,482	0.38

(a) Includes a one-time special charge of $90,657 related to taxes associated with $1.239 billion of funds repatriated under the American Jobs Creation Act of 2004.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

For the year ended March 31, 2005, we had strong growth in revenues and income despite the introduction of generic versions of Celexa®. On October 28, 2004, the Food and Drug Administration (FDA) granted four generic pharmaceutical companies approval to distribute citalopram, and subsequently granted additional companies approval to distribute citalopram. We had expected FDA approval of citalopram and were prepared to launch our own generic, which we did, through our Inwood Laboratories, Inc. (Inwood) subsidiary. During the year, we launched Campral® for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation and Combunox™ for the treatment of acute moderate to severe pain and the FDA accepted our supplemental New Drug Application (sNDA) to expand Namenda's® indication to include the treatment of mild to moderate Alzheimer's disease. Under existing FDA procedures, we should receive an initial action letter from the FDA by the third calendar quarter of 2005 regarding that submission. During fiscal 2005, we entered into the following collaboration agreements: with Gedeon Ritcher Limited for an atypical antipsychotic RGH-188 and related compounds which will be developed for schizophrenia, bipolar mania and other psychiatric conditions; with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886 which will be developed for the treatment of asthma and chronic obstructive pulmonary disorder (COPD); and with PAION GmbH for the development and marketing of desmoteplase for the treatment of acute ischemic stroke. During fiscal 2005, the Board of Directors authorized a share repurchase program of up to 30 million shares of common stock. As of May 11, 2005, all 30 million shares have been purchased. In May 2005, a new share repurchase program for up to 25 million shares of common stock was authorized. As of June 10, 2005, 1,382,500 shares have been repurchased and we continue to have authority to purchase up to an additional 23,617,500 shares under this new program. Pursuant to the American Jobs Creation Act of 2004, we repatriated $1,238,900 in qualifying dividends during the fourth fiscal quarter. This repatriation was the maximum dividend amount allowed and resulted in a one-time tax charge of $90,657.

Financial Condition and Liquidity

During fiscal year 2005 net current assets decreased by $167,148 principally due to a decrease in short-term securities. The share repurchase program was funded with cash generated from normal operating activities and supplemented by maturing short-term investments. As of March 31, 2005 we had repurchased approximately 24 million shares at various prices totaling $1,006,456. As of May 11, 2005, we had purchased all 30 million shares at a total cost of $1,224,192. Accounts receivable increased due to strong sales of our principal branded products, partially offset by lower sales of Celexa due to the introduction of generic competition during the third quarter. The decrease in raw material and work in process inventory was also due primarily to the reduced demand for Celexa as a result of generic competition. Finished goods inventory increased during the period primarily due to the launch of Campral and Combunox, increased levels of Lexparo® inventory to meet higher demand and increased Namenda inventory from the initial launch period last year. An increase in accounts payable and a decrease in accrued expenses were due to normal operating activities and lower HMO rebates recorded as a result of expired contracts for Celexa. Deferred taxes and income taxes payable declined as a result of the utilization of the tax benefit from the exercise of stock options by employees and estimated payments for federal income taxes made in December 2004 and March 2005.

Property, plant and equipment increased primarily due to the continuing expansion of our facilities in order to meet current and future product and research and development demands. On Long Island, we expanded our packaging and distribution facility by adding approximately 185,000 square feet to that location. We also purchased a 40,000 square foot facility in St. Louis, which will be used for an office and data center and will be expanding our current distribution facility in St. Louis by approximately 141,000 square feet in fiscal 2006. In Ireland, we will refurbish a 90,000 square foot plant which will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution, sales training and for products under development. During the year, we also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

License agreements, product rights and other intangibles included a $15,000 milestone payment during the second fiscal quarter to Merck Sante s.a.s. upon FDA approval of Campral and a $4,500 milestone payment to BTG Inc. during the third fiscal quarter upon FDA approval of Combunox.

During the first quarter our Board of Directors approved a share repurchase program for up to 20 million shares of common stock and on December 14, 2004 authorized the repurchase of an additional 10 million shares, bringing the total to 30 million shares of common stock authorized for repurchase under the program. During fiscal 2005, we purchased 23,930,400 shares on the open market at an average price of $42.06 per share. As of May 11, 2005, we had purchased the remainder of the shares at an average price of $35.79, bringing the total cost of the 30 million shares to $1,224,192. On May 10, 2005 our Board of Directors authorized a new share repurchase program for up to 25 million shares. As of June 10, 2005, 1,382,500 shares have been repurchased and we continue to have authority to purchase up to an additional 23,617,500 shares under this new program. We expect to make additional purchases, from time to time in the open market, depending on market conditions.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the share repurchase program.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2005 (refer to Note 9 to the consolidated financial statements, "Commitments"):

		Payments due by period (in thousands)
	<1 year	1-3 years	4-5 years	>5 years	Total

Operating lease obligations	$31,679	$46,921	$29,174	$64,396	$172,170

Inventory purchase commitments	$114,225				$114,225

Off-Balance Sheet Arrangements

Forest is a party to several license agreements for products currently under development. Such agreements may require us to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Results of Operations

Net sales increased $401,976 to $3,052,408, a 15% increase from fiscal year 2004, primarily due to Lexapro and Namenda. Lexapro, the Company's largest product, with sales of $1,605,296, contributed $516,339 to the net sales change, primarily due to volume, and as of March 31, 2005 achieved a 19.7% share of total prescriptions in the selective serotonin reuptake inhibitor (SSRI) market, an increase of 3.8 market share points from last year. We expect Lexapro to remain strong during fiscal 2006 and to gain approximately 1.8 market share points. Lexapro has patent protection until 2009 and we have applied for an extension to 2012. In fiscal 2004, we received notification from generic manufacturers that they had filed an Abbreviated New Drug Application (ANDA) with a Paragraph IV Certification with the FDA for a generic equivalent to Lexapro. We believe that our patents on Lexapro are valid. Forest has commenced an action for patent infringement against the third party ANDA filers with a trial date in December 2005. Celexa sales declined $433,831 from last year to $653,450 mostly due to volume decreases resulting from the introduction of generic equivalents, as well as market share declines. Sales for the fiscal fourth quarter were also weaker than prescription demand as wholesalers continue to work down branded Celexa inventories. From a peak share of 17.5% in August 2002 just prior to the launch of Lexapro, Celexa's market share declined to 7.7% at the point of generic introduction and further declined to .8% at March 2005. We expect further declines in Celexa sales for the next fiscal year. Sales of our generic Celexa amounted to $4,564 for the year.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, increased $287,235 for the year to $332,707. Namenda is the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. Namenda achieved a 26.0% share of total prescriptions in the Alzheimer's market as of March 31, 2005. We anticipate Namenda continuing positive growth through fiscal 2006. In November 2004, the FDA accepted the filing of our sNDA to expand the indication of Namenda to include the treatment of mild Alzheimer's disease. Under existing FDA procedures, we should receive an initial action letter from the FDA by the third calendar quarter of 2005.

Sales of Flumadine® increased $33,129 for the year due to volume as a result of an order from the Centers for Disease Control in response to the flu vaccine shortage. Sales of Campral, our recently approved drug for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation, amounted to $3,199 and sales of Combunox, our newly approved drug for the treatment of acute, moderate to severe pain amounted to $4,049. Tiazac® sales declined $22,869 from last year due primarily to generic competition. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

Net sales in fiscal 2004 increased $443,726 to $2,650,432, a 20% increase from fiscal year 2003, primarily due to the antidepressant franchise, particularly Lexapro. During the year Lexapro, which was launched in September 2002, surpassed Celexa as our largest product with sales of $1,088,957 as compared to Celexa sales of $1,087,281 and contributed $844,227 to the net sales change. As anticipated, a portion of Lexapro's market share came from Celexa which resulted in a Celexa sales decline of $364,698 for the year primarily due to volume. At the end of the year, Lexapro had achieved a 15.9% share of total prescriptions in the SSRI market, while Celexa's share declined to 9.1% from a peak share of 17.5% in August 2002. Also contributing to the overall net sales change was the introduction to the market of Namenda, for the treatment of moderate to severe Alzheimer's disease, which was launched by the salesforce in March 2004. Net sales, which include wholesaler stocking from December 2003 and January 2004, amounted to $45,472 for the year. Although the salesforce launched the product on March 1, 2004, the demand for the product was such that Forest began initial stocking sales in December 2003 to ensure Namenda's availability in pharmacies nationwide by January 2004 and samples were available via a "by request" sample program. In April 2003, a generic equivalent to Tiazac was introduced into the market, resulting in a decrease in sales of $109,884 for the year. We ceased all promotional efforts for Tiazac as of September 2003 and during the June 2003 quarter, introduced our own generic version of Tiazac. Sales of that product for the year were $35,519, including initial stocking. The remainder of the net sales change for the year was due principally to volume declines on our older unpromoted product lines.

Contract revenue for fiscal year 2005 was $61,369 compared to $5,810 in fiscal year 2004 and $6,552 in fiscal year 2003 primarily due to co-promotion income from our co-marketing agreement with Sankyo Pharma for Benicar® of $56,076. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2003 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second quarter of fiscal 2005.

Other income for fiscal year 2005 increased over the same period last year primarily due to interest income from increased funds available for investment. During the first fiscal quarter, we shifted investments to longer-term in order to receive more favorable rates of return. Other income decreased in fiscal year 2004 as the prior year included capital gains on the liquidation of certain long-term investments, a gain on the sale of assets and interest on tax refunds. Interest income also decreased as we received lower rates of return on invested funds during fiscal 2004.

Cost of sales as a percentage of net sales for fiscal year 2005 was 23%, unchanged from both fiscal year 2004 and 2003.

Selling, general and administrative expenses increased $92,653 in fiscal 2005 as compared to fiscal 2004 due in large measure to the full year's impact of the salesforce expansion which was completed in the third quarter of fiscal 2004. In connection with the launch of Namenda, we added approximately 525 representatives to the salesforce bringing the total number of representatives and managers to approximately 2,800. Marketing spend was also higher in fiscal 2005 as compared with fiscal 2004 due to pre-launch and launch costs for Campral and Combunox which were both launched in the fiscal fourth quarter. The increase in selling, general and administrative expense of $185,630 in fiscal 2004 compared with fiscal 2003 was due primarily to the salesforce expansion.

Research and development expense increased $59,743 in fiscal year 2005 and $29,033 in fiscal year 2004. The increase was due to costs associated with staff increases and associated costs required to support currently marketed products and products in various stages of development and reflect the following developments:

  In fiscal 2005, Forest received non-approvable letters from the FDA for the additional Lexapro indications of panic disorder and social anxiety disorder. We are currently reviewing the responses to determine the appropriate action to take.
  On July 29, 2004, the FDA approved the New Drug Application (NDA) for acamprosate, licensed from Merck Sante s.a.s. for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. The product was commercially launched in January 2005 under the trade name Campral.
  Forest received FDA approval for Combunox on November 26, 2004 for the treatment of acute, moderate to severe pain and commercially launched the product in March 2005.
  In November 2004, Forest reported on the development progress of lercanidipine, a calcium channel blocker (CCB), being investigated for the treatment of hypertension. In August 2002, an approvable letter was received from the FDA seeking additional data related to the proposed dosing regimen. In response to the request, we conducted an eight week Phase II pilot study in order to assess the clinical efficacy profile of lercanidipine in a new modified release formulation. The preliminary study results indicated that this modified release version of lercanidipine was associated with a clinically relevant reduction in blood pressure, but did not meet all the pre-set criteria for dose response across the range of doses studied. Lercanidipine treatment was well tolerated in this study. We are evaluating additional alternative extended release formulations throughout the course of the next twelve months and considering future development activities.
  We are currently reviewing study results from a monotherapy pilot study for neramexane in moderate to severe Alzheimer's patients. Upon completion of the review, we will determine if further study in that indication is warranted.
  During the third quarter of fiscal 2005, a license payment was made to Gedeon Richter Limited for the North American rights to RGH-188, a compound which will be developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.
  During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. In March 2005, as a result of a successfully completed Phase I single and multiple dose study in the U.K., a milestone payment was made to Glenmark pursuant to the terms of the collaboration agreement.
  During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in Phase II clinical studies for the treatment of acute ischemic stroke.
  During the fourth quarter of fiscal 2004, Forest entered into two licensing agreements; the first with Cypress Bioscience, Inc. for the development and marketing of milnacipran, which is currently in Phase III development as a treatment for fibromyalgia syndrome. The second was a development agreement with ChemoCentryx, Inc. for novel therapeutics for autoimmune and inflammatory diseases.

The effective tax rate increased to 29% in fiscal 2005 as compared to 21% and 24% in fiscal years 2004 and 2003, respectively, primarily due to a one-time charge of $90,657 related to the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 22% and is lower than the U.S. statutory tax rate due to the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of worker hiring and training, infrastructure, research and development, capital investment and the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion 23 as permanently invested earnings for financial statements certified on or before June 30, 2003. Forest, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, has executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in our current year income tax expense.

We expect to continue our profitability into fiscal 2006 with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review. Refer to Notes 1 through 14 to the consolidated financial statements for additional policies.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization and certain contingencies. Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Certain of these risks, uncertainties and assumptions are discussed further under the section entitled "Forward Looking Statements".

Goodwill and Other Intangible Assets

Forest has made acquisitions in the past that include goodwill, license agreements, product rights and other intangibles. Through fiscal 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $60,724 at March 31, 2005 and $70,997 at March 31, 2004. Commercial discounts and other rebate accruals were $50,406 at March 31, 2005 and $114,857 at March 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	March 31, 2005 $266,209 181,491 (253,281) (71,790) 29,068 (34,478) (5,410) 370,329 (388,219) (17,890) $171,119	March 31, 2004 $206,123 293,494 (232,525) 60,969 5,100 (300) 4,800 369,136 (374,819) (5,683) $266,209

During fiscal year 2004, Forest had contracts for both Celexa and Lexapro and accrued discounts on each upon the sale of the products, with the settlements processed as rebates in subsequent periods. During fiscal 2005, while we maintained contracts for Lexapro, we did not provide for discounts on Celexa as expired contracts were not renewed, in anticipation of generic competition. However, Celexa contract settlements continued into fiscal 2005 on amounts accrued in fiscal 2004.

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

Forest's policy relating to the supply of inventory at wholesalers is to maintain stocking levels of between three and four weeks and to keep monthly levels consistent from year to year, based on patterns of utilization. However, there can be some degree of variability as was demonstrated in the quarter ended March 31, 2005, where wholesaler inventory levels approximated two weeks. We have historically closely monitored wholesale customer stocking levels by purchasing information directly from customers and by obtaining other third party information. Unusual or unexpected variations in buying patterns or utilizations are investigated.

Sales incentives are generally given in connection with a new product launch. These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped. New product launches may result in expected temporary increases in wholesaler inventories, which as described above, are closely monitored and have not resulted in increased product returns.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. Forest is required to adopt the provisions of SFAS 123R in fiscal year 2007, although earlier adoption is permitted. We are currently evaluating a plan of implementation, and expect that the financial statement impact of adoption will approximate the pro forma impact presented in Note 1 to the consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt the provisions of SFAS 151 in fiscal year 2007 and do not anticipate a material effect.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate a material effect upon the adoption of this statement.

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-K contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because we had no debt and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.