Form 10-Q
period 2005-09-30
FOREST LABORATORIES INC
filed 2005-11-08
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Number of shares outstanding of Registrant's Common Stock as of November 8, 2005:
337,793,950.

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

            ITEM 6. EXHIBITS

            EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2005 (Unaudited)	March 31, 2005

Assets

Current assets: Cash (including cash equivalent investments of $1,278,989 in September and $1,145,987 in March)	$1,287,979	$1,165,498
Marketable securities	527,031	453,747
Accounts receivable, less allowance for doubtful accounts of $20,117 in September and $20,773 in March	355,216	323,129
Inventories, net	658,262	613,903
Deferred income taxes	143,758	131,596
Other current assets	34,443	20,149
Total current assets	3,006,689	2,708,022

Marketable securities	177,713	351,635

Property, plant and equipment	518,571	492,752
Less: accumulated depreciation	146,737	130,724
	371,834	362,028
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $298,797 in September and $277,135 in March	241,191	263,370
Deferred income taxes	2,494	3,723
Other	1,181	1,259
Total other assets	259,831	283,317

Total assets	$3,816,067	$3,705,002
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2005 (Unaudited)	March 31, 2005

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 184,866	$ 228,016
Accrued expenses	250,766	257,912
Income taxes payable	68,843	77,762
Total current liabilities	504,475	563,690

Deferred income taxes	8,033	8,927

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 409,518 shares in September and 407,234 shares in March	40,952	40,723
Additional paid-in capital	963,647	893,864
Retained earnings	3,916,200	3,494,739
Accumulated other comprehensive income	3,063	9,028
Treasury stock, at cost
(68,144 shares in September and 59,591 shares in March)	(1,620,303)	(1,305,969)
Total stockholders' equity	3,303,559	3,132,385

Total liabilities and stockholders' equity	$3,816,067	$3,705,002
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales	$691,633	$856,680	$1,366,286	$1,639,076
Contract revenue	32,303	12,991	58,572	15,243
Other income	12,536	11,563	23,380	19,741
	736,472	881,234	1,448,238	1,674,060

Costs and expenses: Cost of sales	158,415	191,666	317,261	368,867
Selling, general and administrative	253,237	245,088	521,710	484,393
Research and development	65,473	69,225	121,866	154,508
	477,125	505,979	960,837	1,007,768

Income before income tax expense	259,347	375,255	487,401	666,292

Income tax expense	54,463	79,929	65,940	141,047

Net income	$204,884	$295,326	$ 421,461	$ 525,245
	=======	=======	========	========
Net income per share:

Basic	$0.60	$0.80	$1.23	$1.42
	====	====	====	====
Diluted	$0.59	$0.79	$1.21	$1.39
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	340,531	369,879	341,808	369,715
	======	======	======	======
Diluted	345,815	375,226	346,883	376,725
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net income	$204,884	$295,326	$421,461	$525,245
Other comprehensive income (loss)	289	3,943	(5,965)	(4,129)

Comprehensive income	$205,173	$299,269	$415,496	$521,116
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 421,461	$ 525,245
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	17,799	12,509
Amortization and impairments	21,662	14,281
Deferred income tax expense (benefit)	(5,234)	1,215
Foreign currency translation loss (gain)	833	(652)
Tax benefit realized from the exercise of stock options by employees	17,110	51,899
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(32,087)	(57,422)
Inventories, net	(44,359)	75,095
Other current assets	(14,294)	(10,696)
Increase (decrease) in:
Accounts payable	(43,150)	4,023
Accrued expenses	(7,146)	(12,460)
Income taxes payable	(8,919)	(12,546)
Decrease in other assets	78	3,414
Net cash provided by operating activities	323,754	593,905

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(28,286)	(40,460)
Purchase of marketable securities	(196,754)	(456,511)
Redemption of marketable securities	297,392	211,235
Purchase of license agreements, product rights and other intangibles		(15,000)
Net cash provided by (used in) investing activities	72,352	(300,736)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	42,937	15,841
Purchase of treasury stock	(310,962)	(99,952)
Net cash used in financing activities	(268,025)	(84,111)

Effect of exchange rate changes on cash	(5,600)	(3,426)

Increase in cash and cash equivalents	122,481	205,632
Cash and cash equivalents, beginning of period	1,165,498	1,091,635
Cash and cash equivalents, end of period	$1,287,979	$1,297,267
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$62,953	$100,802

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:
	September 30, 2005
(In thousands)	(Unaudited)	March 31, 2005

Trade	$312,768	$267,938
Other	42,448	55,191
	$355,216	$323,129
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	September 30, 2005
(In thousands)	(Unaudited)	March 31, 2005

Raw materials	$383,751	$304,745
Work in process	8,278	10,507
Finished goods	266,233	298,651
	$658,262	$613,903
	=======	=======

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2005	2004	2005	2004
Basic	340,531	369,879	341,808	369,715
Effect of assumed conversion of employee stock options and warrants	5,284	5,347	5,075	7,010
Diluted	345,815	375,226	346,883	376,725
	======	======	======	======

Options to purchase approximately 7,512,000 shares of common stock at exercise prices ranging from $42.54 to $76.66 per share and options to purchase approximately 8,916,000 shares of common stock at exercise prices ranging from $39.52 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2005, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2015. Options to purchase approximately 4,587,000 shares of common stock at exercise prices ranging from $59.05 to $76.66 per share and options to purchase approximately 1,571,000 shares of common stock at exercise prices ranging from $48.34 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2004, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2014.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and six-month periods ended September 30, 2005 and September 30, 2004: dividend yield of zero; expected volatility of 29.30% and 27.19%, respectively; risk-free interest rates of 4.2% and 4.0%, respectively; and expected lives of 5 to 10 years, as applicable.

Under the accounting provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$204,884	$295,326	$421,461	$525,245
Deduct: Total stock-based employee compensation
expense determined under fair value method	(8,128)	(8,812)	(15,826)	(17,416)
Pro forma	$196,756	$286,514	$405,635	$507,829
	=======	=======	=======	=======
Net income per common share:
Basic:
As reported	$0.60	$0.80	$1.23	$1.42
Pro forma	$0.58	$0.77	$1.19	$1.37
Diluted:
As reported	$0.59	$0.79	$1.21	$1.39
Pro forma	$0.57	$0.76	$1.17	$1.35

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its 2007 fiscal year, although earlier adoption is permitted. The Company is currently evaluating a plan of implementation, and expects that the financial statement impact of adoption will approximate the pro forma impact presented above.

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:
(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Central nervous system (CNS)	$596,374	$752,104	$1,176,305	$1,434,397
Cardiovascular	17,185	30,782	34,871	58,353
Other	78,074	73,794	155,110	146,326
	$691,633	$856,680	$1,366,286	$1,639,076
	=======	=======	========	========

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

The decline in revenues for the quarter ended September 2005 as compared with September 2004, much as in the first quarter, resulted from the loss of Celexa® sales to generic competition. Sales of Celexa decreased $251,322 to $5,066 in the current quarter for both the brand and generic combined as compared with $256,388 in the September 2004 quarter. Partially offsetting this reduction in revenue was growth in Lexapro® sales of $52,451 and Namenda® sales of $43,141, as well as co-promotion income earned on Benicar®. We had earned $12,203 of co-promotion income in the September 2004 quarter as compared to $31,194 in the September 2005 quarter.

During the quarter, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran for the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance necessary for filing with the Food and Drug Administration (FDA). However, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program.

In July 2005, we received a non-approvable letter from the FDA in response to our supplemental New Drug Application (sNDA) to expand the indication of Namenda to include mild Alzheimer's disease even though we had submitted the acknowledged one positive study the agency required. We continue to believe that Namenda has activity with mild patients as demonstrated by our study and we are in the process of discussing with the FDA an opportunity to further review the data included in our application.

On October 4, 2005, Forest and H. Lundbeck A/S (Lundbeck), from whom Forest licensed the exclusive U.S. rights to the product Lexapro, entered into a Settlement Agreement with Alphapharm Pty Ltd. (Alphapharm) regarding our pending litigation related to our Lexapro patent dispute. As part of the Settlement Agreement, Alphapharm acknowledges that our patent is valid, enforceable and infringed by Alphapharm's proposed product and they agree to modify their Abbreviated New Drug Application (ANDA) filing accordingly. When Lexapro becomes generic, Forest and Lundbeck agree to appoint Alphapharm as the exclusive distributor of generic Lexapro for a term of five years, subject to Alphapharm's right to renew for successive one-year periods. The Settlement Agreement with Alphapharm does not settle the pending patent litigation by Forest and Lundbeck against Ivax Pharmaceuticals, Inc. (Ivax) and does not affect the status of Ivax as an ongoing defendant in the pending litigation. On October 26, 2005, the Federal District Court, District of Delaware, rescheduled the start of the trial from December 5, 2005 to March 15, 2006.

During fiscal 2005, our Board of Directors authorized a share repurchase program for up to 30 million shares of common stock (the 2005 Repurchase Program). As of May 11, 2005, all of these shares were repurchased, completing the program. In May 2005, our Board of Directors authorized a new share repurchase program for up to 25 million shares of common stock (the 2006 Repurchase Program). During the first fiscal quarter, 2,400,000 shares were repurchased under the 2006 Repurchase Program, leaving an additional 22,600,000 shares available for repurchase. No shares were repurchased in the current quarter. On October 21, 2005, we resumed buying shares under the 2006 Repurchase Program and as of November 7, 2005, have purchased 4,818,700 shares at a cost of $181,863.

Financial Condition and Liquidity

Net current assets increased by $357,882 from March 31, 2005 due to an increase in cash and marketable securities primarily as the result of operating activities and a shift from long-term marketable securities to short-term marketable securities and cash equivalents. During the June quarter, we completed the 2005 Repurchase Program by buying the remaining 6.1 million shares at various prices totaling $217,146 and also purchased 2.4 million shares pursuant to the 2006 Repurchase Program at various prices totaling $93,816. There were no shares repurchased during the September quarter, but in anticipation of resuming share repurchases under the 2006 Repurchase Program in the third quarter, as long-term investments mature they are being shifted to either short-term investments or cash equivalents in order to fund the program. Trade accounts receivable increased due to strong sales of our principal branded products, partially offset by lower sales of Celexa due to generic competition, while other accounts receivable decreased due to the timing of payments from Sankyo Pharma for our co-promotion of Benicar. The increase in raw materials was primarily due to increased levels of Lexapro inventory to meet higher demand. Work in process and finished goods inventories decreased during the period primarily due to Lexapro and Namenda inventories, as a result of higher sales. We believe that our inventory levels are adequate to support future demand. Other current assets increased due principally to the renewal of our insurance policies, particularly product liability insurance, which are paid in full at the time of renewal and expensed over the course of the year. The changes in accounts payable, particularly the timing of raw material receipts and payments, and accrued expenses were due to normal ongoing operating activities and income taxes payable decreased due to estimated payments for federal income taxes.

Property, plant and equipment increased slightly from March 31, 2005, as several major expansion and renovation projects were nearly complete at year-end. Some of those projects which are still ongoing include: On Long Island, we are adding 37,000 square feet to our sales training facility and recently purchased an additional piece of land adjacent to our sales training, packaging and warehouse facilities to accommodate future growth. In St. Louis, we have begun construction on a 141,000 square foot addition to our current distribution facility, which will bring the total capacity of our warehouse and distribution center to approximately 475,000 square feet. In Ireland, we are refurbishing a 90,000 square foot plant which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for laboratory facilities for products under development. During the current quarter, we also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

During fiscal 2005 our Board of Directors approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock. We purchased 23,930,400 shares on the open market at an average price of $42.06 per share during fiscal 2005, and completed the balance of the program in May 2005. The remainder of the shares were purchased at an average price of $35.79, bringing the total cost of the 30 million shares to $1,224,192. On May 10, 2005 our Board of Directors authorized the 2006 Repurchase Program for up to 25 million shares. As of June 30, 2005, 2,400,000 shares had been repurchased under this program, and no shares were repurchased in the current quarter. As of October 21, 2005 we resumed share repurchases pursuant to the 2006 Repurchase Program, and as of November 7, 2005 we purchased 4,818,700 shares, leaving us the authority to purchase 17,781,300 more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the 2006 Repurchase Program.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2005 decreased 19% and 17%, respectively, from the same periods last year to $691,633 and $1,366,286 primarily due to generic competition for Celexa. Sales of Celexa were $256,388 and $517,441 in the September 2004 quarter and six months, respectively, compared with $5,066 and $9,221 in the current quarter and six months for both the brand and generic combined. Partially offsetting the losses from Celexa were strong sales of Lexapro and Namenda.

Lexapro, our most significant product, with sales of $467,376 and $928,448 for the current quarter and six months, respectively, contributed $52,451 and $149,651 to the net sales change, of which $23,433 and $101,541 was due to volume and $29,018 and $48,110 was due to price. Lexapro has patent protection until 2009 and we have applied for an extension to 2012. In fiscal 2004, we received notification from two generic manufacturers, Ivax Pharmaceuticals, Inc. (Ivax) and Alphapharm Pty Ltd. (Alphapharm), that they had filed Abbreviated New Drug Applications (ANDA's) with a Paragraph IV Certification with the FDA for generic equivalents to Lexapro. Also in fiscal 2004, we, along with our licensing partner Lundbeck, filed suit against Ivax and Alphapharm for patent infringement. On October 4, 2005, Forest and Lundbeck entered into a Settlement Agreement with Alphapharm, regarding our pending litigation related to the Lexapro patent dispute. As part of the Settlement Agreement, Alphapharm acknowledges that our patent is valid, enforceable and infringed by Alphapharm's proposed product and they agree to modify their ANDA filing accordingly. When Lexapro becomes generic, Forest and Lundbeck agree to appoint Alphapharm as the exclusive distributor of generic Lexapro for a term of five years, subject to Alphapharm's right to renew for successive one-year periods. The Settlement Agreement with Alphapharm does not settle the pending patent litigation by Forest and Lundbeck against Ivax and does not affect the status of Ivax as an ongoing defendant in the pending litigation. On October 26, 2005, the Federal District Court, District of Delaware, rescheduled the start of the trial from December 5, 2005 to March 15, 2006.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, increased $43,141 and $100,477 for the three and six-month periods ended September 30, 2005, respectively, as compared to the same periods last year to $123,932 for the current quarter and $238,636 for the six months. Namenda is the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. In July 2005, we received a non-approvable letter from the FDA in response to our sNDA to expand the indication of Namenda to include mild Alzheimer's disease. The FDA accepted the sNDA for review in November 2004. Upon completing its review, the FDA acknowledged that it had informed us that a single positive study in patients with mild to moderate Alzheimer's disease would be adequate to support extending Namenda's claim to include mild patients. The FDA further acknowledged that the six-month, U.S. mild to moderate study which reached statistical significance at the required primary endpoints was such a study. Nevertheless, the FDA decided not to approve Namenda for mild patients based upon this single positive study in light of two previously disclosed, additional studies of Namenda in patients with mild to moderate Alzheimer's disease - a study of Namenda monotherapy conducted by Lundbeck in Europe and a combination study conducted by Forest in the U.S. with Namenda administered to patients already taking an acetylcholinesterase inhibitor. In both of these studies, which were included in the sNDA filing, Namenda performed numerically better than placebo; however, statistical significance was not reached at the primary endpoints. In all three studies, Namenda was found to be well tolerated. We continue to believe that Namenda has activity with mild patients as demonstrated by our study and we are in the process of discussing with the agency an opportunity to further review the data included in our application. The second of two Phase II studies for memantine in neuropathic pain has also been completed and we are currently evaluating the data from both studies.

Sales of Campral®, which was launched in the fourth quarter of fiscal 2005, amounted to $5,229 and $9,553, respectively, for the three and six-month periods ended September 30, 2005. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Combunox™, also launched in the fourth quarter of fiscal 2005, amounted to $1,766 and $1,824, respectively, for the three and six-month periods. Combunox, which is for the treatment of acute, moderate to severe pain, had a slower than anticipated uptake at launch. Tiazac® sales declined $13,597 and $23,482 respectively, for the three and six-month periods from last year due primarily to generic competition. The remainder of the net sales change for the periods presented was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the three and six months ended September 30, 2005 was $32,303 and $58,572, respectively, compared to $12,991 and $15,243 in the same periods last year, primarily due to co-promotion income from our co-marketing agreement with Sankyo Pharma for Benicar of $31,194 and $55,461, respectively. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2003 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second quarter of fiscal 2005, contributing $12,203 of revenue in that quarter.

Other income for the current quarter and six months increased over the same periods last year primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales increased to 22.90% and 23.22% for the three and six months ended September 30, 2005 as compared to 22.37% and 22.50% for the same periods last year, primarily due to product mix, particularly the mix between branded and generic Tiazac.

Selling, general and administrative expenses increased $8,149 and $37,317 for the three and six-month periods ended September 30, 2005 as compared to the same periods last year due in large measure to the activities of our salesforce and additional product license amortization expense on our recently launched products.

Research and development expense decreased $3,752 and $32,642 in the three and six-month periods primarily due to the payment to PAION GmbH in the first quarter of last year for the U.S. and Canadian rights to desmoteplase, a compound being investigated for the treatment of acute ischemic stroke. Research and development expense also reflects the following developments:

  During the current quarter, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance necessary for filing with the FDA, however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Forest licensed milnacipran from Cypress Bioscience, Inc. in the fourth quarter of fiscal 2004.
  In July 2005, we received a non-approvable letter from the FDA in response to our sNDA to expand the indication of Namenda to include mild Alzheimer's disease. The FDA accepted the sNDA for review in November 2004. Upon completing its review, the FDA acknowledged that it had informed us that a single positive study in patients with mild to moderate Alzheimer's disease would be adequate to support extending Namenda's claim to include mild patients. The FDA further acknowledged that the six-month, U.S. mild to moderate study which reached statistical significance at the required primary endpoints was such a study. Nevertheless, the FDA decided not to approve Namenda for mild patients based upon this single positive study in light of two previously disclosed, additional studies of Namenda in patients with mild to moderate Alzheimer's disease - a study of Namenda monotherapy conducted by Lundbeck in Europe and a combination study conducted by Forest in the U.S. with Namenda administered to patients already taking an acetylcholinesterase inhibitor. In both of these studies, which were included in the sNDA filing, Namenda performed numerically better than placebo; however, statistical significance was not reached at the primary endpoints. In all three studies, Namenda was found to be well tolerated. We continue to believe that Namenda has activity with mild patients as demonstrated by our study and we are in the process of discussing with the agency an opportunity to further review the data included in our application. The second of two Phase II studies for memantine in neuropathic pain has also been completed and we are currently evaluating the data from both studies.
  During the first quarter, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of moderate to severe Alzheimer's disease. The study showed sufficient clinical activity, safety and tolerability for us to continue development of the compound.
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
  During the fourth quarter of fiscal 2004, Forest entered into a development agreement with ChemoCentryx, Inc. for novel therapeutics for autoimmune and inflammatory diseases.

The effective tax rate was 21% and 14% for the three and six-month periods ended September 30, 2005 as compared to 21% in the same periods last year. This was primarily due to a one-time reversal in the first quarter of $36,414 related to the March 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 21% and is lower than the U.S. statutory tax rate principally due to the proportional mix of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contained numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of worker hiring and training, infrastructure, research and development, capital investment and the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion No. 23 as permanently invested earnings for financial statements certified on or before June 30, 2003. Forest, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in our fiscal 2005 income tax expense. In the June 2005 quarter, we reversed $36,414 of this accrual based on recently issued U.S. Treasury Department guidance. Since the originally enacted law did not specifically address whether the deduction applied to the required tax gross-up related to the dividend as of the date the financial statements were prepared for the March 2005 quarter, Forest accrued the tax assuming the deduction did not apply which represented an additional $36 million of tax. In May 2005 the U.S. Treasury Department clarified that the dividend received deduction does in fact apply to the tax gross-up amount and accordingly we were allowed to reverse the $36 million.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $54,061 at September 30, 2005 and $57,834 at September 30, 2004. Commercial discounts and other rebate accruals were $49,877 at September 30, 2005 and $104,174 at September 30, 2004. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	September 30, 2005 $171,119 120,384 (127,490) (7,106) 14,488 (18,503) (4,015) 199,369 (200,287) (918) $159,080 =======	September 30, 2004 $266,209 103,535 (128,432) (24,897) 12,291 (13,863) (1,572) 167,113 (184,239) (17,126) $222,614 =======

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

Part II - Other Information

Item 1.  Legal Proceedings

             We have previously reported patent infringement litigation regarding US Patent Re.
             No. 34,712 (the '712 Patent) brought by us and H. Lundbeck A/S against Ivax
             Pharmaceuticals and Alphapharm Pty Ltd. in the United States District Court for the
             District of Delaware with respect to the filing by each of Ivax and Alphapharm of
             Abbreviated New Drug Applications (ANDA's) for generic equivalents to our Lexapro escitalopram oxalate. On October 4, 2005, we and our licensing partner Lundbeck entered into a Settlement Agreement with Alphapharm settling the patent infringement litigation against Alphapharm. Pursuant to the terms of the Settlement Agreement:

             1.     Alphapharm acknowledged that the '712 Patent is valid, enforceable and infringed by Alphapharm's proposed product and agrees to modify its ANDA filing accordingly, and agrees that it will neither assert the invalidity nor the non-infringement of the '712 Patent with respect to any generic equivalent (tablet, capsule or other version) to Lexapro in any proceeding or forum.

             2.     Forest and Lundbeck agreed to appoint Alphapharm as their exclusive distributor of generic versions of Lexapro, which may be launched under the scenarios outlined below in subparagraphs (a) and (b). The distributorship arrangement will have a term of five (5) years subject to Alphapharm's right to renew for successive one-year periods.

                     (a)     In the event that we and Lundbeck are successful in our infringement action against Ivax regarding the '712 Patent, the distribution arrangement with Alphapharm will only commence two (2) weeks prior to the expiration of the '712 Patent.

                     (b)     In the event we and Lundbeck are unsuccessful in our infringement action against Ivax regarding the '712 Patent, and such determination that the '712 Patent is invalid or unenforceable is affirmed by the appellate court, or a third party launches at risk, the distribution arrangement with Alphapharm would commence upon the introduction of the third-party generic version of Lexapro.

             Under either scenario, we will receive from Alphapharm a portion of the profit from such generic sales in consideration of the license.

             We and Lundbeck also agreed to reimburse certain of Alphapharm's legal costs in connection with the patent litigation.

             The Settlement Agreement with Alphapharm does not settle the pending patent litigation against Ivax. A trial in that litigation is currently scheduled for March 2006.

             We previously reported that we received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management requesting documents related to the marketing and promotion of Celexa, one of our prescription medications approved for the treatment of depression. Recently, the government has requested comparable information related to the marketing and promotion of Lexapro. We understand that the United States Attorney's Office for the District of Massachusetts, which is now handling the subpoena, is investigating whether there may have been any violations of the Federal "Anti-Kickback" laws and laws relating to
             "off-label" promotional activities in connection with the marketing and promotion of Celexa,
             Lexapro and other Forest products. We are continuing to cooperate with this investigation.

             We have previously reported that we, together with many other pharmaceutical companies, are defendants in various actions brought by numerous counties in the State of New York and other state governments concerning the use of Average Wholesale Prices (AWP) reported by manufacturers as a basis for Medicare and Medicaid drug cost reimbursement. During the quarter covered by this Report and as anticipated, we now have been served with a Consolidated
             Amended Complaint in the New York County Actions, and we will be filing a motion to dismiss the Consolidated Amended Complaint. In addition, the Defendants' motion to dismiss the
             Alabama action has been denied, although the court has required the Plaintiff to amend the
             Complaint and to provide additional specificity. Finally, we have been named as a Defendant in similar litigation commenced by the State of Mississippi.

             We have previously reported that we are a defendant in an antitrust action brought by the
             Louisiana Wholesale Drug Company and Rochester Drug Company against Biovail Corporation and us with respect to Tiazac and arising from Biovail's January 2001 patent listing in the Food and Drug Administration's "Orange Book" of Approved Drug Products with Therapeutic
             Equivalent Evaluations. During the quarter covered by this Report, Plaintiffs have served us with an Amended Complaint which added a claim that we allegedly conspired with Biovail with respect to the decision as to whether or not we and Biovail would launch our own authorized generic version of Tiazac. We, along with Biovail, have filed a motion for summary judgment and a motion to dismiss.

             Additionally, we have been added to the caption in another action which had been commenced regarding the same issues involved in the Louisiana Wholesale Drug action. That action,
             Sullivan v. Biovail, et al., is now the subject of a demurrer by Biovail. Forest has not yet been served in that action, which seeks only injunctive relief.

             Forest is party to certain other legal proceedings previously disclosed in our Annual Report on form 10-K for the fiscal year ended March 31, 2005.

             Forest is also subject to various legal proceedings that arise from time to time in the ordinary course of its business. Such legal proceedings include the defense of a number of product liability actions that allege harm or injury caused by the use of Lexapro or Celexa, Forest's SSRI products for the treatment of depression. Although we believe that the proceedings brought against us are without merit and we have product liability insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

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

             On May 10, 2005 our Board of Directors authorized a new share repurchase program (2006
             Repurchase Program) for up to 25,000,000 shares of our outstanding Common Stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock
             Exchange requirements. No shares were repurchased during the second quarter of fiscal
             2006. As of September 30, 2005, 22,600,000 shares were available for repurchase under the
             2006 Repurchase Program.

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)    The Company held its annual meeting of stockholders on August 8, 2005.

             (b)    N/A

             (c)    At the annual meeting, holders of the Company's Common Stock voted for the election of six members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     Holders of the Company's Common Stock voted for the ratification of
                     BDO Seidman, LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2006.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes
Election of Directors:
Howard Solomon	301,201,282			7,748,859
Kenneth E. Goodman	301,100,381			7,849,760
William J. Candee, III	295,316,023			13,634,118
George S. Cohan	299,897,454			9,052,687
Dan L. Goldwasser	300,233,296			8,716,845
Lester B. Salans	301,447,565			7,502,576

Ratification of Independent Registered Public Accounting Firm	305,706,170	1,441,123	1,802,848

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

Date: November 8, 2005

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer