Form 10-Q
period 2005-12-31
FOREST LABORATORIES INC
filed 2006-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    X                               Accelerated filer                                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X   .

Number of shares outstanding of Registrant's Common Stock as of February 9, 2006: 325,890,094.

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

            ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS

            ITEM 6. EXHIBITS

            EXHIBIT 10.21
            EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2005 (Unaudited)	March 31, 2005

Assets

Current assets: Cash (including cash equivalent investments of $890,645 in December and $1,145,987 in March)	$ 892,533	$1,165,498
Marketable securities	555,311	453,747
Accounts receivable, less allowance for doubtful accounts of $18,945 in December and $20,773 in March	332,729	323,129
Inventories, net	655,712	613,903
Deferred income taxes	167,747	131,596
Other current assets	28,407	20,149
Total current assets	2,632,439	2,708,022

Marketable securities	230,721	351,635

Property, plant and equipment	526,447	492,752
Less: accumulated depreciation	154,754	130,724
	371,693	362,028
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $309,223 in December and $277,135 in March	223,973	263,370
Deferred income taxes	8,832	3,723
Other	1,154	1,259
Total other assets	248,924	283,317

Total assets	$3,483,777	$3,705,002
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2005 (Unaudited)	March 31, 2005

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 172,096	$ 228,016
Accrued expenses	234,234	257,912
Income taxes payable	14,545	77,762
Total current liabilities	420,875	563,690

Deferred income taxes	7,927	8,927

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 411,427 shares in December and 407,234 shares in March	41,143	40,723
Additional paid-in capital	1,002,894	893,864
Retained earnings	4,111,363	3,494,739
Accumulated other comprehensive income	1,892	9,028
Treasury stock, at cost
(80,509 shares in December and 59,591 shares in March)	(2,102,317)	(1,305,969)
Total stockholders' equity	3,054,975	3,132,385

Total liabilities and stockholders' equity	$3,483,777	$3,705,002
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net sales	$714,887	$795,047	$2,081,173	$2,434,123
Contract revenue	28,373	23,813	86,945	39,055
Other income	14,570	13,483	37,950	33,225
	757,830	832,343	2,206,068	2,506,403

Costs and expenses: Cost of sales	165,875	176,431	483,136	545,298
Selling, general and administrative	250,725	242,863	772,435	727,256
Research and development	94,188	77,393	216,054	231,901
	510,788	496,687	1,471,625	1,504,455

Income before income tax expense	247,042	335,656	734,443	1,001,948

Income tax expense	51,879	74,851	117,819	215,898

Net income	$195,163	$260,805	$ 616,624	$ 786,050
	=======	=======	========	========
Net income per share:

Basic	$0.58	$0.71	$1.81	$2.13
	====	====	====	====
Diluted	$0.57	$0.70	$1.79	$2.09
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	336,890	364,914	340,160	368,227
	======	======	======	======
Diluted	340,663	371,638	344,801	376,930
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net income	$195,163	$260,805	$616,624	$786,050
Other comprehensive income (loss)	(1,171)	10,273	(7,136)	6,144

Comprehensive income	$193,992	$271,078	$609,488	$792,194
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
(In thousands)	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 616,624	$ 786,050
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	28,440	18,871
Amortization, impairments and write-offs	40,088	21,758
Deferred income tax expense (benefit)	(16,108)	2,345
Foreign currency translation loss (gain)	736	(1,557)
Tax benefit realized from the exercise of stock options by employees	17,110	54,644
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(9,600)	(37,800)
Inventories, net	(41,809)	67,708
Other current assets	(8,258)	(6,643)
Increase (decrease) in:
Accounts payable	(55,920)	(22,312)
Accrued expenses	(23,678)	(48,961)
Income taxes payable	(63,217)	(20,819)
Decrease in other assets	105	3,334
Net cash provided by operating activities	484,513	816,618

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(38,969)	(55,102)
Purchase of marketable securities	(385,249)	(456,511)
Redemption of marketable securities	404,599	782,128
Purchase of license agreements, product rights and other intangibles	(1,397)	(19,500)
Net cash provided by (used in) investing activities	(21,016)	251,015

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	61,955	22,629
Purchase of treasury stock	(792,115)	(676,193)
Net cash used in financing activities	(730,160)	(653,564)

Effect of exchange rate changes on cash	(6,302)	6,426

Increase (decrease) in cash and cash equivalents	(272,965)	420,495
Cash and cash equivalents, beginning of period	1,165,498	1,091,635
Cash and cash equivalents, end of period	$ 892,533	$1,512,130
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$180,233	$180,277

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:
	December 31, 2005
(In thousands)	(Unaudited)	March 31, 2005

Trade	$290,503	$267,938
Other	42,226	55,191
	$332,729	$323,129
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:
	December 31, 2005
(In thousands)	(Unaudited)	March 31, 2005

Raw materials	$417,498	$304,745
Work in process	8,584	10,507
Finished goods	229,630	298,651
	$655,712	$613,903
	=======	=======

4.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:
	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)
	2005	2004	2005	2004
Basic	336,890	364,914	340,160	368,227
Effect of assumed conversion of employee stock options and warrants	3,773	6,724	4,641	8,703
Diluted	340,663	371,638	344,801	376,930
	======	======	======	======

Options to purchase approximately 9,956,000 and 9,154,000 shares of common stock at exercise prices ranging from $39.52 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2005, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2015. Options to purchase approximately 5,387,000 and 1,810,000 shares of common stock at exercise prices ranging from $44.74 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2004, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2014.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine-month periods ended December 31, 2005 and December 31, 2004: dividend yield of zero; expected volatility of 25.00% and 31.09%, respectively; risk-free interest rates of 4.5% and 4.0%, respectively; and expected lives of 5 to 10 years, as applicable.

Under the accounting provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$195,163	$260,805	$616,624	$786,050
Deduct: Total stock-based employee compensation
expense determined under fair value method	(8,930)	(9,405)	(24,756)	(26,822)
Pro forma	$186,233	$251,400	$591,868	$759,228
	=======	=======	=======	=======
Net income per common share:
Basic:
As reported	$0.58	$0.71	$1.81	$2.13
Pro forma	$0.55	$0.69	$1.74	$2.06
Diluted:
As reported	$0.57	$0.70	$1.79	$2.09
Pro forma	$0.55	$0.68	$1.72	$2.01

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

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:
(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Central nervous system (CNS)	$609,709	$661,243	$1,786,014	$2,095,640
Cardiovascular	16,416	19,354	51,287	77,707
Other	88,762	114,450	243,872	260,776
	$714,887	$795,047	$2,081,173	$2,434,123
	=======	=======	========	========

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

The decline in revenues for the quarter ended December 2005 as compared with December 2004, much as in the first and second quarters, resulted from the loss of Celexa® sales to generic competition. Combined sales of Celexa and citalopram decreased $128,542 to $4,980 in the current quarter as compared with $133,522 in the December 2004 quarter. The December 2004 quarter also included $34,080 in Flumadine® sales as a result of an order from the Centers for Disease Control in response to a flu vaccine shortage. Partially offsetting this reduction in revenue was sales growth from both Lexapro® of $53,589 and Namenda® of $23,419, as well as Benicar® co-promotion income earned of $28,290 in the quarter compared to $22,544 of co-promotion income earned in the December 2004 quarter.

During the quarter, we entered into two new collaboration agreements with Gedeon Richter Limited involving novel mechanisms, RGH-896 and mGLUR1/5, targeted for the treatment of various CNS conditions.

In January 2006, we entered into an agreement with Mylan Laboratories, Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. Nebivolol is already approved and marketed in more than 65 countries outside of North America. On May 31, 2005, Mylan received an approvable letter for nebivolol from the Food and Drug Administration (FDA) for the treatment of hypertension. Final approval is contingent upon successfully satisfying additional FDA requirements included in the approvable letter. Mylan has completed a pre-clinical study designed to address certain questions posed by the FDA and is working towards submitting the results to the FDA for its review.

During fiscal 2005, our Board of Directors authorized a share repurchase program for up to 30 million shares of common stock (the 2005 Repurchase Program). As of May 11, 2005, all of these shares were repurchased, completing the program. In May 2005, our Board of Directors authorized a new share repurchase program for up to 25 million shares of common stock (the 2006 Repurchase Program). During the first fiscal quarter, 2.4 million shares were repurchased under the 2006 Repurchase Program and no shares were repurchased in the second fiscal quarter. In the current quarter, we repurchased 12.3 million shares at a cost of $481,153 and on January 20, 2006, we resumed buying shares under the 2006 Repurchase Program. As of February 8, 2006, a total of 20 million shares at a cost of $817,145 have been repurchased under the 2006 Repurchase Program.

Financial Condition and Liquidity

Net current assets increased by $67,232 from March 31, 2005 net of a decrease in cash and cash equivalents used to fund the stock repurchase programs. In order to fund these share repurchases, as long-term investments mature, they are being shifted to either short-term investments or cash equivalents. As a result, since March long-term marketable securities have decreased while short-term marketable securities have increased. During the June quarter, we completed the 2005 Repurchase Program by buying the remaining 6.1 million shares at various prices totaling $217,146 and also purchased 2.4 million shares pursuant to the 2006 Repurchase Program at various prices totaling $93,816. There were no shares repurchased during the September quarter. In the current quarter, we repurchased 12.3 million shares at a cost of $481,153, leaving 10.3 million shares still available for repurchase. Trade accounts receivable increased due to higher sales of our principal branded products, partially offset by lower sales of Celexa due to generic competition, while other accounts receivable decreased due to the timing of payments from Sankyo Pharma for our co-promotion of Benicar. Now that Lexapro and Namenda are in their post-launch phases, we are working toward bringing our inventory balances to more normalized levels to accommodate current and projected demand. During this period, we have reduced finished goods and work in process inventory levels accordingly. Over the next several quarters, we intend to bring raw material inventories in line with current and projected demand as well. Other current assets increased due principally to the renewal of our insurance programs, which are paid in full at the time of renewal and expensed over the course of the policy years. Deferred income taxes increased principally due to the timing of when the tax benefit from the exercise of employee stock options is realized. Income taxes payable decreased due to payments made during the quarter for federal income taxes.

Property, plant and equipment increased slightly from March 31, 2005, as several major expansion and renovation projects were nearly complete at year-end. Some of those projects which are still ongoing include: On Long Island, we are adding 37,000 square feet to our sales training facility and recently purchased an additional piece of land adjacent to our sales training, packaging and warehouse facilities to accommodate future growth. In St. Louis, a 141,000 square foot addition to our current distribution facility is under construction, which will bring the total capacity of our warehouse and distribution center to approximately 475,000 square feet. In Ireland, we are refurbishing a 90,000 square foot plant which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for laboratory facilities for products under development. During the current period, we also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

During fiscal 2005 our Board of Directors approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock. We purchased 23.9 million shares on the open market at an average price of $42.06 per share during fiscal 2005, and completed the balance of the program in May 2005. The remainder of the shares were purchased at an average price of $35.79, bringing the total cost of the 30 million shares to $1,224,192. On May 10, 2005 our Board of Directors authorized the 2006 Repurchase Program for up to 25 million shares. As of December 31, 2005, 14.7 million shares had been repurchased under this program at an average price of $39.00 and a cost of $574,969. On January 20, 2006 we resumed share repurchases pursuant to the 2006 Repurchase Program, and as of February 8, 2006 we purchased an additional 5,293,500 shares, leaving us the authority to purchase 4,963,200 more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the 2006 Repurchase Program.

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2005 decreased 10% and 15%, respectively, from the same periods last year to $714,887 and $2,081,173 primarily due to generic competition for Celexa. Sales of Celexa were $133,522 and $650,963 in the December 2004 quarter and nine months, respectively, compared with $4,980 and $14,201 in the current quarter and nine months for both the brand and generic combined. Partially offsetting the losses from Celexa were strong sales of Lexapro and Namenda.

Lexapro, our most significant product, with sales of $480,707 and $1,409,155 for the current quarter and nine months, respectively, contributed $53,589 and $203,240 to the net sales change, of which $30,225 and $131,766 was due to volume and $23,364 and $71,474 was due to price. Lexapro has patent protection until 2009 and we have applied for an extension to 2012. In fiscal 2004, we received notification from two generic manufacturers, Ivax Pharmaceuticals, Inc. (Ivax) and Alphapharm Pty Ltd. (Alphapharm), that they had filed Abbreviated New Drug Applications (ANDA's) with a Paragraph IV Certification with the FDA for generic equivalents to Lexapro. Also in fiscal 2004, we, along with our licensing partner Lundbeck A/S (Lundbeck), filed suit against Ivax and Alphapharm for patent infringement. On October 4, 2005, Forest and Lundbeck entered into a Settlement Agreement with Alphapharm, regarding our pending litigation related to the Lexapro patent dispute. As part of the Settlement Agreement, Alphapharm acknowledges that our patent is valid, enforceable and infringed by Alphapharm's proposed product and agreed to modify its ANDA filing accordingly. When Lexapro becomes generic, Forest and Lundbeck have agreed to appoint Alphapharm as the exclusive distributor of generic Lexapro for a term of five years, subject to Alphapharm's right to renew for successive one-year periods. The Settlement Agreement with Alphapharm does not settle the pending patent litigation by Forest and Lundbeck against Ivax and does not affect the status of Ivax as an ongoing defendant in the pending litigation. On October 26, 2005, the Federal District Court, District of Delaware, rescheduled the start of the trial from December 5, 2005 to March 15, 2006.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, increased $23,419 and $123,896 for the three and nine-month periods ended December 31, 2005, respectively, as compared to the same periods last year to $124,022 for the current quarter and $362,658 for the nine months. Namenda is the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. In July 2005, we received a non-approvable letter from the FDA in response to our supplemental New Drug Application (sNDA) to expand the indication of Namenda to include mild Alzheimer's disease. The FDA accepted the sNDA for review in November 2004. Upon completing its review, the FDA acknowledged that it had informed us that a single positive study in patients with mild to moderate Alzheimer's disease would be adequate to support extending Namenda's claim to include mild patients. The FDA further acknowledged that the six-month, U.S. mild to moderate study which reached statistical significance at the required primary endpoints was such a study. Nevertheless, the FDA decided not to approve Namenda for mild patients based upon this single positive study in light of two previously disclosed, additional studies of Namenda in patients with mild to moderate Alzheimer's disease - a study of Namenda monotherapy conducted by Lundbeck in Europe and a combination study conducted by Forest in the U.S. with Namenda administered to patients already taking an acetylcholinesterase inhibitor. In both of these studies, which were included in the sNDA filing, Namenda performed numerically better than placebo; however, statistical significance was not reached at the primary endpoints. In all three studies, Namenda was found to be well tolerated. We continue to believe that Namenda has activity with mild patients as demonstrated by our study and we are in the process of discussing with the agency an opportunity to further review the data included in our application. The second of two Phase II studies for memantine in neuropathic pain has also been completed and we are currently evaluating the data from both studies. We expect to determine a development path during our fourth fiscal quarter.

Sales of Campral®, which was launched in the fourth quarter of fiscal 2005, amounted to $6,200 and $15,753, respectively, for the three and nine-month periods ended December 31, 2005 compared to $1,351 of initial stocking in the December 2004 quarter. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Combunox™, for the treatment of acute, moderate to severe pain, which was also launched in the fourth quarter of fiscal 2005, amounted to $3,505 and $5,329, respectively, for the three and nine-month periods. Tiazac® sales declined $2,938 and $26,420 respectively, for the three and nine-month periods from last year due primarily to generic competition. Flumadine sales decreased $34,080 and $33,789 respectively, for the three and nine-month periods from last year due to volume as a result of an order from the Centers for Disease Control last year in response to a flu vaccine shortage. The remainder of the net sales change for the periods presented was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the three and nine months ended December 31, 2005 was $28,373 and $86,945, respectively, compared to $23,813 and $39,055 in the same periods last year, primarily due to co-promotion income from our co-marketing agreement with Sankyo Pharma for Benicar. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second quarter of fiscal 2005.

Other income for the current quarter and nine months increased over the same periods last year primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales increased to 23.20% and 23.21% for the three and nine months ended December 31, 2005 as compared to 22.19% and 22.40% for the same periods last year, primarily due to product mix, particularly the mix between branded and generic Tiazac.

Selling, general and administrative expenses increased $7,862 and $45,179 for the three and nine-month periods ended December 31, 2005 as compared to the same periods last year due in large measure to the activities of our salesforce and additional product license amortization expense on our recently launched products.

Research and development expense increased $16,795 in the three-month period and decreased $15,847 in the nine-month period primarily due to the payment to Gedeon Richter Limited in the current quarter for U.S and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5). The year-ago period also included an upfront payment to Gedeon Richter Limited for the U.S. and Canadian rights to RGH-188, a compound being investigated for the treatment of schizophrenia, bipolar mania and other psychiatric disorders. The first quarter of last year includes a payment to PAION GmbH for the U.S. and Canadian rights to desmoteplase, a compound being investigated for the treatment of acute ischemic stroke. Research and development expense also reflects the following developments:

  During the second quarter, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance necessary for filing with the FDA, however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Therefore, the size of our ongoing second Phase III study was modified from approximately 800 patients to 1,200 patients and a third randomized pivotal Phase III study is set to begin enrollment during the fourth fiscal quarter. Forest licensed milnacipran from Cypress Bioscience, Inc. in the fourth quarter of fiscal 2004.
  In July 2005, we received a non-approvable letter from the FDA in response to our sNDA to expand the indication of Namenda to include mild Alzheimer's disease. The FDA accepted the sNDA for review in November 2004. Upon completing its review, the FDA acknowledged that it had informed us that a single positive study in patients with mild to moderate Alzheimer's disease would be adequate to support extending Namenda's claim to include mild patients. The FDA further acknowledged that the six-month, U.S. mild to moderate study which reached statistical significance at the required primary endpoints was such a study. Nevertheless, the FDA decided not to approve Namenda for mild patients based upon this single positive study in light of two previously disclosed, additional studies of Namenda in patients with mild to moderate Alzheimer's disease - a study of Namenda monotherapy conducted by Lundbeck in Europe and a combination study conducted by Forest in the U.S. with Namenda administered to patients already taking an acetylcholinesterase inhibitor. In both of these studies, which were included in the sNDA filing, Namenda performed numerically better than placebo; however, statistical significance was not reached at the primary endpoints. In all three studies, Namenda was found to be well tolerated. We continue to believe that Namenda has activity with mild patients as demonstrated by our study and we are in the process of discussing with the agency an opportunity to further review the data included in our application. The second of two Phase II studies for memantine in neuropathic pain has also been completed and we are currently evaluating the data from both studies. We expect to determine a development path during our fourth fiscal quarter.
  During the first quarter, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of moderate to severe Alzheimer's disease. The study showed sufficient clinical activity, safety and tolerability for us to continue development of the compound.
  During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. We anticipate RGH-188 will move into Phase II testing during calendar 2006.
  During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. In March 2005, as a result of a successfully completed Phase I single and multiple dose study in the U.K., a milestone payment was made to Glenmark pursuant to the terms of the collaboration agreement. We anticipate this project will move into Phase II testing during calendar 2006.
  During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase IIB/III clinical study for the treatment of acute ischemic stroke.
  During the December 2005 quarter, Forest discontinued its research program with ChemoCentryx, Inc. with respect to the characterization of certain compounds derived from ChemoCentryx Inc's technologies.

The effective tax rate was 21% and 16% for the three and nine-month periods ended December 31, 2005 as compared to 22% in the same periods last year. The effective tax rate for the nine-months was lower primarily due to a one-time reversal in the first quarter of $36,414 related to the March 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 21% and is lower than the U.S. statutory tax rate principally due to the proportional mix of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contained numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of worker hiring and training, infrastructure, research and development, capital investment and the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion No. 23 as permanently invested earnings for financial statements certified on or before June 30, 2003. Forest, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in our fiscal 2005 income tax expense. In the June 2005 quarter, we reversed $36,414 of this accrual based on updated guidance issued by the U.S. Treasury Department. Since the originally enacted law did not specifically address whether the deduction applied to the required tax gross-up related to the dividend as of the date the financial statements were prepared for the March 2005 quarter, Forest accrued the tax assuming the deduction did not apply which represented an additional $36 million of tax. In May 2005 the U.S. Treasury Department clarified that the dividend received deduction does in fact apply to the tax gross-up amount and accordingly we were allowed to reverse the $36 million.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $39,027 at December 31, 2005 and $61,385 at December 31, 2004. Commercial discounts and other rebate accruals were $52,814 at December 31, 2005 and $73,979 at December 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	December 31, 2005 $171,119 186,980 (206,505) (19,525) 22,838 (23,576) (738) 301,623 (300,173) 1,450 $152,306 =======	December 31, 2004 $266,209 140,297 (190,397) (50,100) 20,595 (25,230) (4,635) 274,348 (284,661) (10,313) $201,161 =======

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

Part II - Other Information

Item 1.  Legal Proceedings

             Forest is party to certain legal proceedings previously disclosed in our Annual Report on
             Form 10-K for the fiscal year ended March 31, 2005 and our reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

             In January 2006, we received a subpoena from the United States Attorney's Office for the
             District of Massachusetts requesting documents with respect to contracts, agreements and communications between Forest and Omnicare, a long-term care pharmaceutical benefits provider, relating to Forest's products. Omnicare has previously announced that it had received a subpoena from that office with respect to its relationships with manufacturers and distributors of pharmaceutical products. Forest intends to comply with the subpoena.

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

             On May 10, 2005 our Board of Directors authorized a new share repurchase program (2006
             Repurchase Program) for up to 25,000,000 shares of our outstanding Common Stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock
             Exchange requirements. As of December 31, 2005, 10,256,700 shares were available for repurchase under the 2006 Repurchase Program.

             The following table summarizes the repurchase of Common Stock under the 2006 Repurchase
             Program during the third quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
10/1/05 through 10/31/05	2,885,900	$37.00	2,885,900	19,714,100
11/1/05 through 11/30/05	5,205,600	$38.67	5,205,600	14,508,500
12/1/05 through 12/31/05	4,251,800	$40.71	4,251,800	10,256,700

Item 6.  Exhibits

             Exhibit 10.21 Settlement Agreement by and between Forest Laboratories, Inc., Forest
                                    Laboratories Holdings Ltd. and H. Lundbeck A/S and Alphapharm Pty Ltd.
                                    effective October 3, 2005.*
             Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission (the "SEC"). The redacted material has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer