Form 10-K
period 2006-03-31
FOREST LABORATORIES INC
filed 2006-06-14
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    X      No         .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes            No     X    .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 is $13,503,459,939.

Number of shares outstanding of the registrant's Common Stock as of June 9, 2006: 321,495,946.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Stockholders of registrant.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2006.

_________________

TABLE OF CONTENTS
 (Quick Links)

          PART I

              ITEM 1. BUSINESS
              ITEM 1A. RISK FACTORS
              ITEM 1B. UNRESOLVED STAFF COMMENTS
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
                         STATEMENTS OF CASH FLOW
                         NOTES TO FINANCIAL STATEMENTS

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                   EXHIBIT 10.11
                   EXHIBIT 10.12
                   EXHIBIT 13
                   EXHIBIT 21
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

Recent Developments

                   LAS 34273: In April 2006, we entered into a collaboration and license agreement with Almirall Prodesfarma S.A. (or Almirall), a privately-held pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to LAS 34273, Almirall’s novel long-acting muscarinic antagonist. LAS 34273 is being developed as an inhaled therapy for chronic obstructive pulmonary disease (or COPD), and is about to enter Phase III studies in the United States and Europe. LAS 34273 has been evaluated in Phase II studies that demonstrate that it has a fast onset of action and provides 24 hours of bronchodilation. LAS 34273 is designed to have a very specific action in the lungs resulting in a low level of systemic exposure. Studies to date including cardiovascular safety studies support a favorable side effects profile. The product is being developed in a Multi Dose-Dry Powder Inhaler (or MDPI) which we believe represents an improvement in drug delivery over currently available devices.

                  COPD is a debilitating respiratory condition that includes two related lung diseases: chronic bronchitis and emphysema. It affects approximately 12 million Americans with an even greater number estimated to be undiagnosed, a total population even greater than the 20 million who suffer from asthma. However, COPD frequently goes undiagnosed and untreated because it is difficult to identify in its early stages. The primary cause of COPD is prolonged cigarette smoking. It is the fourth leading cause of death in the United States after heart disease, cancer and stroke. According to the National Heart, Lung and Blood Institute, COPD’s prevalence and associated death rate are rising. In 2020, COPD is projected to become the third leading cause of death in the United States. Today, the economic burden of COPD on the U.S. healthcare system is substantial, estimated at over $30 billion annually.

                  Under the terms of the agreement, we made an upfront payment of $60 million to Almirall and may be obligated to pay future milestone payments. In addition, Almirall will receive royalty payments based on LAS 34273 sales. Forest and Almirall will jointly oversee the development and regulatory approval of LAS 34273 and share all expenses for current and future development programs. Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could be combined with LAS 34273.

                  We will be responsible for sales and marketing of LAS 34273 in the U.S. and Almirall has retained an option to co-promote the product in the future while retaining commercialization rights for the rest of the world. In addition to five years of Hatch-Waxman exclusivity granted upon approval, LAS 34273 is protected by an issued US composition of matter patent expiring in September 2020. We expect a patent term extension under the Drug Price Competition and Patent Term Restoration Act.

                   Faropenem: In February 2006, we entered into a license and collaboration agreement with Replidyne, Inc., (or Replidyne) a biopharmaceutical company based in Colorado, for the development and United States commercialization of Replidyne’s new oral antibiotic, faropenem medoxomil. Faropenem medoxomil is an ester prodrug derivative of the beta-lactam antibiotic faropenem. The prodrug form of faropenem offers improved oral bioavailability and leads to higher systemic concentrations of the drug. Faropenem medoxomil is a broad-spectrum antibiotic that is highly resistant to beta-lactamase degradation. In addition to five years of Hatch-Waxman exclusivity granted upon approval, faropenem medoxomil is protected by an issued U.S. composition of matter patent expiring in 2015. Extension of exclusivity under the Drug Price Competition and Patent Term Restoration Act is expected.

                  Faropenem is the subject of a pending new drug application (or NDA) submitted to the United States Food and Drug Administration (or FDA) in December 2005, which has been accepted by the FDA for review. The NDA seeks regulatory approval for faropenem medoxomil for the treatment of acute bacterial sinusitis, community-acquired pneumonia, acute exacerbation of chronic bronchitis and uncomplicated skin and skin structure infections in adults. The NDA is based on the results of 11 Phase III efficacy studies in these indications and a safety database of more than 5,000 patients treated with the product. Replidyne and Forest are coordinating additional studies including studies in support of pediatric indications.

                  Under the terms of the agreement, we paid $60 million in upfront and milestone payments to Replidyne and we may become obligated to make additional future milestone payments. In addition, Replidyne will receive royalty payments based on faropenem medoxomil sales. Forest and Replidyne will jointly oversee the development and regulatory approval of faropenem medoxomil and shall share all expenses for current and future development programs. We will be primarily responsible for sales and marketing of faropenem medoxomil and Replidyne intends to market the product to infectious disease specialists and otolaryngologists. Replidyne also has an option to market and promote the product to pediatricians upon FDA approval of a pediatric formulation.

                   Nebivolol: In January 2006, we entered into a license and collaboration agreement with Mylan Laboratories, Inc. (or Mylan) for the development and commercialization of Mylan’s beta blocker nebivolol in the United States and Canada.

                  Nebivolol is a novel beta blocker that is already approved and marketed in more than 65 countries outside of North America. Nebivolol is a highly-beta-1 selective beta blocker and has other characteristics which may provide certain advantages compared to currently marketed beta blockers. Upon FDA approval, Nebivolol will receive five years of marketing exclusivity under the Hatch-Waxman legislation. In addition, there is an issued U.S. pharmaceutical composition of matter patent set to expire in 2020 which may offer additional exclusivity.

                  Under the terms of the agreement, we made an upfront payment to Mylan of $75 million and we may be required to make potential future milestone payments. In addition, Mylan will also receive royalty payments based on nebivolol sales. We will assume all nebivolol development expenses for current and future development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to provide certain co-promotion activities with respect to the product in the future.

                  In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA by late 2006 or early 2007.

                   RGH-896; mGLUR1/5 Compounds: In November 2005, we entered into two new collaboration agreements with Gedeon Richter Ltd. (or Richter), based in Budapest, Hungary, with whom we are currently developing Gedeon Richter’s RGH-188 (see discussion below) for the treatment of schizophrenia and bipolar mania.

                  The first collaboration will focus upon a group of compounds that target the NR2B receptor and will be developed for the treatment of chronic pain and other central nervous system (or CNS) conditions. RGH-896 is the first of this group and is currently in early clinical development. We paid Richter an upfront payment and will become obligated to pay milestone payments based upon achievement of development objectives. The two companies will jointly fund the development program. Forest has exclusive marketing rights in the United States and Canada and will pay Richter a royalty on net sales. RGH-896 has patent applications that, if allowed, will provide us patent protection until at least 2022.

                  The second new collaboration will focus upon a group of novel compounds that target metabotropic glutamate receptors (mGLUR1/5). mGLUR1/5 antagonists represent novel potential agents for the treatment of anxiety, depression and other CNS conditions. Richter and Forest intend to advance promising leads to clinical trials within the next two to three years. We paid Richter an upfront payment and will pay milestone payments based upon the achievement of development objectives in addition to royalties. We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union. The two companies will share rights in other countries.

                   Lexapro®: In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of Celexa® (citalopram HBr) for the treatment of major depression, following approval of the product by the FDA in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (or SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2006, sales of Lexapro were $1,873,255,000. According to data published by IMS, an independent prescription audit firm, as of April 30, 2006, Lexapro achieved a 20.1% share of total prescriptions for antidepressants in the SSRI/SNRI category.

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

                  During fiscal 2005, we received a "non-approvable letter" from the FDA with respect to a supplemental New Drug Application (or sNDA) submission by us for the panic disorder indication. The non-approvable response was confirmed by the FDA after our submission of additional data in response to an initial FDA non-approvable letter. In addition, during fiscal 2005, we received a "non-approvable letter" from the FDA with respect to our sNDA submission for social anxiety disorder.

                  Lexapro was developed by us and H. Lundbeck A/S (or Lundbeck), a Danish pharmaceutical firm which licenses to us the exclusive United States marketing rights to this compound, as well as Celexa.

                  Lexapro is covered by a composition of matter patent which expires March 14, 2012, giving effect to six months of additional exclusivity granted as a result of a pediatric study which we performed and to an 828 day patent term extension granted by the US Patent and Trademark Office in March 2006. Information concerning patent infringement litigation brought by us and Lundbeck in connection with filings seeking regulatory approval for generic versions of Lexapro is set forth below at Item 3. Legal Proceedings. In addition, we have received notice of another submission for regulatory approval for a generic version of Lexapro which challenges our patents. We intend to fully enforce our patent rights as and when appropriate.

                   Celexa: During fiscal 2005, numerous applications by generic distributors to distribute generic forms of Celexa, our SSRI for the treatment of depression, were approved by the FDA and the product now faces competition from numerous generic sources. At the time of such generic market entry, we launched our own generic version of the product and the branded product is no longer actively promoted by our salesforce. Sales of our branded and generic versions of Celexa amounted to $19,006,000 for fiscal 2006.

                   Namenda®: In October 2003, Namenda (memantine HC1) was approved for marketing and distribution by the FDA for the treatment of moderate to severe Alzheimer's disease. Initial stocking of Namenda occurred in December 2003 and our salesforce began product promotion in March 2004. Namenda is a moderate-affinity, uncompetitive NMDA receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain. Excessive glutamergic activity is hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease. We believe that Namenda's mechanism of action is distinct from other drugs currently available to treat Alzheimer's disease. We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH of Germany, the originator of the product.

                  Namenda achieved sales of $508,043,000 during our 2006 fiscal year, including sales of an oral solution formulation which we introduced following FDA approval during the fiscal year. According to data published by IMS, an independent prescription audit firm, as of April 30, 2006, Namenda achieved a 30.4% share of total prescriptions in the Alzheimer’s market. During fiscal 2005, the FDA accepted for review our sNDA to expand the indication of Namenda to include treatment of mild Alzheimer's disease. The sNDA submission includes data from three studies: two double-blind, placebo-controlled studies of Namenda as monotherapy in mild to moderate Alzheimer's disease and one double-blind, placebo-controlled study of Namenda administered to patients already taking an acetylcholinesterase inhibitor. Data from the US clinical monotherapy trial demonstrated that patients treated with Namenda performed significantly better than patients who received placebo on both primary outcome measures: the Alzheimer's Disease Assessment Scale - cognitive subscale (ADAS-cog) (p=0.003), a measure of cognitive function, and the Clinician's Interview-Based Impression of Change - Plus version (CIBIC-Plus) (p=0.004), a global measure of a patient's overall status. The six-month study was conducted at 42 US centers and included 403 patients with mild to moderate Alzheimer's disease. Namenda was well tolerated, with patients experiencing adverse events at overall rates that were comparable to those on placebo.

                  In a similar monotherapy study conducted by Lundbeck in Europe, also included in the sNDA filing, the difference in values for the primary endpoints, the ADAS-cog and the CIBIC-Plus, were statistically significant in favor of the Namenda treatment group versus the placebo group at multiple time points throughout the course of the trial. Although numerical improvement was observed at week 24, statistical significance was not reached. The European study was conducted at 65 centers and included 470 patients with mild to moderate Alzheimer's disease. As in the US trial, adverse event rates overall were similar for the two treatment groups.

                  In the third, double-blind, placebo-controlled study conducted in the US, Namenda was administered to patients with mild to moderate Alzheimer's disease currently also receiving acetylcholinesterase inhibitor therapy. After 24 weeks of treatment, the Namenda/ acetylcholinesterase inhibitor group performed numerically better on measures of cognitive (ADAS-cog) and global function (CIBIC-Plus) than the placebo/acetylcholinesterase inhibitor group. However, statistical significance was not reached at end point. The co-administration of Namenda and acetylcholinesterase inhibitor therapy in mild to moderate Alzheimer's disease was found to be well tolerated based on this study. In July 2005, we received a "non-approvable" letter from the FDA with respect to the mild Alzheimer’s disease indication. In May 2006, the FDA confirmed the non-approvable status of Namenda in mild patients and we continue to evaluate the path forward. Namenda is covered by a U.S. patent which expires in 2010 and should be subject to a patent term extension until September 2013.

                  In addition, we have conducted Phase II "proof-of-concept" studies for the use of Namenda in neuropathic pain, as well as a Phase III study. The results achieved in those studies, although clearly indicating activity, do not meet the controlling regulatory requirements. We are still considering whether further development of Namenda for neuropathic pain is likely to be successful and therefore is justified.

                  Finally, during fiscal 2006 we completed a Phase II "proof of concept" study of neramexane, a second NMDA receptor antagonist which we licensed from Merz. The results indicated clinical activity in moderate to severe Alzheimer’s disease, as well as safety and tolerability, sufficient to continue development of the compound.

                   Benicar® Co-Promotion with Daiichi Sankyo: In December 2001, we entered into a co-promotion agreement with Daiichi Sankyo (or Sankyo) for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker (or ARB) discovered and developed by Sankyo for the treatment of hypertension. The NDA for Benicar was approved by the FDA in April 2002 and the product was commercially launched by the Sankyo and Forest salesforces in the United States in May 2002. In August 2003, the FDA approved Benicar HCT®, a combination of Benicar and hydrochlorothiazide, which is also jointly promoted by Forest and Sankyo.

                  Pursuant to the co-promotion agreement with Sankyo, we share with Sankyo in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period. We receive co-promotion income based upon the relative contribution of the two companies to the co-promotion effort through fiscal year ending March 31, 2008, and will receive residual payments on a reduced basis following the end of the co-promotion period based on sales levels achieved through the fiscal year ending March 31, 2014. During fiscal 2006, we received co-promotion income of $114,472,000. According to market share data published by IMS, an independent prescription audit firm, as of April 30, 2006, Benicar and Benicar HCT achieved a combined 15.0% share of total prescriptions in the ARB market.

                   Campral®: In January 2005, we launched Campral (acamprosate calcium), approved by the FDA in July 2004, for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Campral were $22,868,000 in fiscal 2006.

                  The mechanism of action of Campral in maintenance of alcohol abstinence is not completely understood. Chronic alcohol exposure is hypothesized to alter the normal balance between neuronal excitation and inhibition. Campral interacts with neurotransmitter systems and is hypothesized to restore the normal balance. This mechanism of action is different from that ascribed to other currently available medications, which either block the "high" associated with alcohol consumption or induce vomiting if alcohol is ingested. Treatment with Campral should be part of a comprehensive management program that includes psychosocial support.

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

                  Campral was developed by Merck Sante s.a.s., a subsidiary of Merck KGaA of Darmstadt, Germany, and licensed to us for exclusive marketing and distribution in the United States.  Our license requires us to purchase our requirements of Campral's active pharmaceutical ingredient from Merck Sante. Campral’s five years of exclusivity under the Hatch-Waxman Act will expire in fiscal 2010.

                   Combunox®: In March 2005, we launched Combunox, approved by the FDA in November 2004, for the short-term (no more than seven days) management of acute, moderate-to-severe pain. Combunox is the only product to combine oxycodone and ibuprofen, and contains 5mg of oxycodone HCL and 400mg of ibuprofen, which is the highest dose of ibuprofen currently available in a combination opioid formulation. We licensed exclusive United States rights and rights in certain other countries to Combunox from the BTG Group, England. Sales of Combunox amounted to $8,283,000 in fiscal 2006 and $4,049,000 in fiscal 2005, the year of launch. Based on these sales results, effective April 1, 2006, while we are still selling the product, we have discontinued detailing the product to physicians.

                   RGH-188: In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd. for the development of and exclusive United States licensing rights to Gedeon Richter's RGH-188 and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.

                  RGH-188 is currently in Phase I clinical trials. Two Phase II studies are expected to begin toward the end of calendar 2006, which will include a trial evaluating RGH-188 in schizophrenia patients as well as a trial in bipolar mania patients. If these Phase II studies are successfully completed, it is possible that the compound will begin Phase III clinical testing in the United States in the middle of calendar 2008. The pre-clinical studies suggest that the product will be active and well tolerated in future clinical testing and may have a lower potential to cause some of the adverse events that are associated with certain members of this therapeutic class. RGH-188 is currently claimed by a U.S. patent application which, if issued, will expire in 2024.

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

                   GRC 3886: In September 2004, we entered into a collaboration and license agreement with Glenmark Pharmaceuticals, of Bombay, India, covering Glenmark's PDE4 inhibitor referred to as GRC 3886. GRC 3886 is a novel, orally available Phosphodiesterase-IV (or PDE4) inhibitor in development for COPD and asthma, and may also have use in other conditions.

                  Bronchodilators and anticholinergics are the most commonly prescribed therapies in COPD, but do not address the underlying inflammation. PDE4 inhibitors represent a new class of drugs that are interesting because they have the potential to relax the smooth muscles of the airway resulting in bronchodilation, as well as inhibit inflammatory cell activity, thus providing both short-term relief and control over the progression of the disease.

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

                  In pre-clinical studies, the compound appeared to be active in a number of experimental models. In March 2005, in a successfully completed Phase I single and multiple dose study in the U.K., GRC 3886 was well tolerated over the entire dose range given. The compound is currently being evaluated in two small Phase II studies, an antigen challenge study in asthma patients and an exercise induced asthma model in asthma patients. GRC 3886 is currently claimed by U.S. patent applications which, if issued, will expire in 2024.

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

                  Based on the encouraging results of the DIAS and DEDAS Phase II trials and discussions with the FDA with respect to study design, in February 2005 we initiated a Phase II(b)/III study of desmoteplase. The DIAS2 (Desmoteplase in Acute Ischemic Stroke) study is a multi-center, multinational, randomized, parallel-design dose-ranging study of more than 180 patients to confirm results of the earlier Phase II studies. Enrollment in DIAS2 continues to proceed on schedule and it is anticipated that results will be available in the first half of fiscal 2008. Desmoteplase has been granted fast track status by the FDA, a designation granted for drugs that address an unmet medical need in life-threatening indications. Fast track designation allows for the expedited review of a Biological Licensing Application (or BLA) by the FDA, generally within six months of the filing date.

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

                   Milnacipran: In January 2004, we entered into a license and collaboration agreement with Cypress Bioscience, Inc. (or Cypress) for the development and marketing in the United States of milnacipran. Milnacipran is currently in Phase III development as a treatment for fibromyalgia syndrome (or FMS). FMS is a frequent cause of chronic, widespread pain and is estimated to affect six to twelve million people in the United States. There are currently no products approved by the FDA for the treatment of this disorder. Pursuant to the collaboration agreement, we paid Cypress an upfront license fee and will pay Cypress milestone payments on the achievement of specific product development milestones, as well as running royalties based on net sales of the product following approval. We will be responsible for funding further development activities, which will be jointly managed by the two companies, and will have responsibility for sales and marketing activities, with Cypress having the option to perform up to 25% of physician details on a fee-for-service basis. The license agreement includes two patents covering the use of milnacipran for the treatment of FMS. In addition, we believe that, as a new chemical entity not previously approved by the FDA, milnacipran will qualify for five years of exclusivity under the Hatch-Waxman Act.

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

                  The first Phase III clinical trial was initiated by Cypress in October 2003. In September 2005, we and Cypress announced that top line results from the first Phase III trial did not achieve statistical significance. However, we believe the results, which included the maintenance of the same magnitude of treatment effect at three-month and six-month intervals, indicate a durable response to milnacipran treatment and justify the continuation of the milnacipran development program. In October 2004, we and Cypress commenced a second Phase III trial evaluating milnacipran for the FMS indication. Cypress will initially bear a majority of the costs of this second trial, subject to our reimbursement to Cypress, together with a premium under certain circumstances, if this second trial permits an earlier NDA submission than initially contemplated. In early 2006 we commenced a third randomized, double-blind, placebo-controlled Phase III study. Based on results from the completed first Phase III study, we have made certain modifications to the on-going second Phase III study, including increasing the number of study subjects from 800 to 1,200. Based upon the additional time required to recruit patients, we anticipate announcing results from the second Phase III study no earlier than mid-calendar 2007.

                   Share Repurchase Program: During fiscal 2005, our Board of Directors authorized a share repurchase program for up to 30 million shares of common stock (the 2005 Repurchase Program). As of May 11, 2005, all of these shares were repurchased, completing the program. In May 2005, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock (the 2006 Repurchase Program). As of February 27, 2006 all of these shares were repurchased.

                  On May 18, 2006 our Board of Directors authorized a new share repurchase program for up to an additional 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions. As of June 9, 2006, 900,000 shares have been repurchased and we continue to have authority to purchase up to an additional 24,100,000 shares under this new program.

                   New Director: On May 18, 2006 our Board of Directors appointed Nesli Basgoz, M.D. to serve on the Board of Directors. For the past two years, Dr. Basgoz has served as Associate Chief for Clinical Affairs, Division of Infectious Diseases of Massachusetts General Hospital (or MGH). During the prior six years, Dr. Basgoz served as Clinical Director, Infectious Diseases Division of MGH. In addition, Dr. Basgoz also serves as Associate Professor of Medicine at Harvard Medical School.

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

Principal Products

                  We actively promote in the United States those branded products which we believe have the most potential for growth and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products. Such products include: Lexapro, our SSRI for the treatment of major depression and GAD; Namenda, our NMDA antagonist for the treatment of moderate to severe Alzheimer's disease; Benicar, an angiotensin receptor blocker for the treatment of hypertension, which we co-promote with Sankyo; and Campral, for the maintenance of alcohol abstinence, launched in fiscal 2005.

                  Sales of Lexapro, launched in September 2002, accounted for 67% of our sales for the fiscal year ended March 31, 2006 and 52.6% and 41.1% of our sales for our fiscal years ended 2005 and 2004, respectively.

                  Sales of Celexa, launched in September 1998, accounted for 0.7% of our sales for the fiscal year ended March 31, 2006 and 21.6% and 41%, respectively, of our sales for our 2005 and 2004 fiscal years.

                  Sales of Namenda, launched in December 2003, accounted for 18.2% of our sales for the fiscal year ended March 31, 2006 and 10.9% and 1.7%, respectively, of our sales for fiscal 2005 and 2004.

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

Marketing

                  In the United States, we directly market our products through our domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales, currently numbering approximately 2,800 persons, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations. In the United Kingdom, our Forest Laboratories U.K. subsidiary's salesforce, currently 39 persons, markets its products directly. Our products are sold elsewhere through independent distributors.

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

                  In March 2004, the FDA issued a public health advisory that requires companies that manufacture SSRI antidepressants, including Forest, to revise their products' labels to include detailed warnings about the potential for suicidal tendencies in adolescent patients who take the medications. FDA officials noted that studies have not established a link between suicidal tendencies and such antidepressants and our analysis of clinical data involving Lexapro and Celexa indicates no such link. We have implemented revised labeling in accordance with FDA requirements. The FDA continues to review this issue, including a review of potential suicidality in the adult population. There can be no assurance that the labeling changes or changes which may be required by subsequent rule making will not have an adverse effect upon the marketing of our antidepressant products. In addition, the FDA continues to review various aspects of our NDAs and product labeling for approved products as we submit supplements seeking approval for new indications or dosage forms, labeling changes or to comply with FDA requests, and at the agency’s own initiative in light of post-marketing experience. In connection with such reviews, the FDA may request labeling changes based on the data submitted by us or from other sources, including post-marketing experience data. Sometimes those requested changes may apply to an entire class of drugs which includes one of our products, and sometimes the changes requested may apply only to our product. In some cases, the labeling changes requested, if implemented, might adversely affect the prescribing of our products by physicians. If we believe changes requested by the FDA are not correct, we may submit further data and analyses to the FDA which may modify the agency’s position. There can be no assurance, however, that the FDA will ultimately agree with our position or that post-marketing clinical experience will not require labeling changes, either initiated by us or by the FDA, which may adversely affect our products’ acceptance and utilization.

                  We expect that competing healthcare reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. We cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

Principal Customers

                  For the years ended March 31, 2006, 2005 and 2004, McKesson Drug Company, Cardinal Health, Inc. and AmeriSource Bergen Corporation accounted for 35%, 33% and 28%, 26%, 23% and 23%, and 20%, 21% and 21%, respectively, of our net sales. No other customer accounted for 10% or more of our net sales for those fiscal years.

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

Product Liability Insurance

                  We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been product liability claims asserted against us, none for which we have been found liable, there can be no assurance that all potential claims which may be asserted against us in the future would be covered by our present insurance.

Research and Development

                  During the year ended March 31, 2006, we spent $410,431,000 for research and development, as compared to $293,659,000 and $233,916,000 in the fiscal years ended March 31, 2005 and 2004, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development. With respect to the 2006 fiscal year, such payments included upfront and milestone payments of $75,000,000 and $60,000,000 to Mylan Laboratories, Inc. and Replidyne, Inc., respectively, in connection with our acquisition of rights to nebivolol and faropenem medoxomil. Our research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

                  At March 31, 2006, we had a total of 5,050 employees.

Patents and Trademarks

                  Forest owns or licenses certain U.S. and foreign patents and patent applications on many of its branded products and products in development, pursuant to license arrangements (see Recent Developments). Celexa is no longer subject to exclusivity under the Hatch-Waxman Act and is now subject to generic competition. Lexapro is covered by a U.S. patent which expires in 2012. Namenda is covered by a U.S. patent which expires in 2010 and should be subject to a patent term extension until September 2013. See "Item 3. LEGAL PROCEEDINGS" for a description of certain challenges to the validity of our Lexapro patent licensed from Lundbeck. We believe these patents and other rights are or may become of significant benefit to our business.

                  We own or exclusively license various trademarks and trade names which we believe are of significant benefit to our business.

Backlog - Seasonality

                  Backlog of orders is not considered material to our business prospects. Our business is not seasonal in nature.

ITEM 1A. RISK FACTORS

We are Substantially Dependent on Sales of Our Two Principal Products.

                  For the 2006 fiscal year, sales of Lexapro and Namenda accounted for 67 % and 18.2%, respectively, of our net sales. Any unexpected negative development with respect to such products (for example, loss of market exclusivity or an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity. In March 2006, a trial was held in litigation we brought charging patent infringement in connection with the filing for regulatory approval of a generic equivalent to Lexapro. The court indicated that a decision might be available during the summer of 2006. See "Item 3. LEGAL PROCEEDINGS." In addition, we have received notice of another submission for regulatory approval for a generic version of Lexapro which challenges our patents.

Pharmaceutical Research is Expensive and Uncertain.

                  New product development is subject to a great deal of uncertainty, risk and expense. Promising pharmaceutical candidates may fail at various stages of the research and development process, often after a great deal of financial and other resources have been invested in their exploration and development. Further, even where pharmaceutical development is successfully completed, a product may fail to reach the market or have limited commercial success because the safety and efficacy profile achieved during the course of development is not as favorable as originally anticipated or favorable in light of new and competing therapies which may become available during the lengthy period of drug development.

Regulatory Compliance Issues Could Materially Affect Our Operations.

                  The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation. Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct. In addition, both Federal and state governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance. Such enforcement can include actions initially commenced by "whistleblowers" under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements. See Item 3. Legal Proceedings for information about pending government investigations of our marketing and promotional practices. There can be no assurance that the resolution of pending or future claims, as well as the resolution of shareholder or consumer litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments. In addition, the manufacturing, testing, storage and shipment of pharmaceutical products is highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues. Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Our Business Depends on Intellectual Property Protection.

                  Our ability to generate the returns necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to insure we can take advantage of lawful market exclusivity. Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products. While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents may not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product. See Item 3. Legal Proceedings for a description of pending patent litigation involving Lexapro, our principal product.

Our Business Model Currently Depends on the Successful In-Licensing of New Product Opportunities.

                  In order to remain competitive, we must continue to develop and launch new pharmaceutical products. Our pipeline of new products is currently dependent on the licensing and acquisition of new product opportunities. To successfully accomplish these transactions, we commit substantial effort and expense to seeking out, evaluating and negotiating collaboration arrangements. The competition for attractive product opportunities may require us to devote substantial resources to an opportunity with no assurance that such efforts will result in a commercially successful product.

Pharmaceutical Cost-Containment Initiatives May Negatively Affect Our Net Income.

                  The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a prescription drug benefit for Medicare participants. Companies that negotiate prices on behalf of Medicare drug plans will have a significant degree of purchasing power and we expect pricing pressure as a result. In addition, our net income continues to be impacted by cost-containment initiatives adopted by managed care organizations and pharmaceutical benefit managers which negotiate discounted prices from pharmaceutical manufacturers in order to secure placement on formularies adopted by such organizations or their health-plan or employer customers. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products.

We face Substantial Competition from Other Pharmaceutical Manufacturers and Generic Product Distributors.

                  Our industry is characterized by significant technological innovation and change. Many of our competitors are conducting research and development activities in therapeutic areas served by our products and our product-development candidates. The introduction of novel therapies as alternatives to our products may negatively impact our revenues or reduce the value of specific product development programs. In addition, generic alternatives to branded products, including alternatives to brands of other manufacturers in therapeutic categories where we market products, may be preferred by doctors, patients or third-party payors.

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

                  As more fully discussed in Item 3. Legal Proceedings, we are subject to approximately 25 legal actions asserting product liability claims relating to the use of Celexa or Lexapro. These cases include claims for wrongful death or injury from suicide or suicide attempts while using Celexa or Lexapro. We believe that suicide and related events are inherent in the symptoms and consequences of major depressive disorder and therefore these types of occurrences are not unexpected from patients who are being treated for such condition, including patients who may be using our products. While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

                  A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-US. operations and the United States, could increase our effective tax rate and negatively affect our results of operations.

Our Business Could be Negatively Affected By the Performance of Our Collaboration Partners.

                  Our principal products, as well as our principal product development opportunities, involve strategic alliances with other companies. Our alliance partners typically possess significant patents or other technology which are licensed to us and remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based. While some of our collaboration partners are large well-established companies, others are smaller companies, often in the "start-up" stage. A failure or inability of our partners to perform their collaboration obligations could materially negatively affect our operations or business plans. In addition, while our relationships with our strategic partners have been good, differences of opinion upon significant matters arise from time to time. Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance.

Many of our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source

                  As described immediately above, many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners. In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Lexapro and Namenda. While we continue to expand our manufacturing capabilities (See Item 2. PROPERTIES), difficulties or delays in product manufacture or the inability to locate and qualify third party alternative sources in a timely manner, if necessary, could lead to shortages or long-term product unavailability, which would adversely affect our operations and results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

                  None.

ITEM 2.   PROPERTIES

                  We own a 372,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. In addition, we lease a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training. We also own a 105,000 square foot facility in Hauppauge, New York which is used for warehousing, administrative offices and clinical packaging. We lease an additional 57,000 square foot facility in Hauppauge, which is used for our information technology departments.

                  We own buildings of 180,000, 100,000 and 20,000 square feet in Commack, New York, which are or will be part of our research and development complex. The 100,000 and 20,000 square foot facilities are operational; the 180,000 square foot facility (on 11 acres) is expected to become operational in fiscal 2009. We also lease a 28,000 square foot facility in Hauppauge, New York, for offices and warehousing for our research and development group and lease approximately 59,000 square feet in Farmingdale, New York, for use as a clinical laboratory testing facility.

                  We own five buildings and lease one building in and around Inwood, New York, containing a total of approximately 105,000 square feet. The buildings are used for manufacturing, research and development, warehousing and administration.

                  We also lease approximately 203,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel.

                  Forest Pharmaceuticals, Inc. (or FPI), a wholly-owned subsidiary, owns two facilities in Cincinnati, Ohio, aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration. In St. Louis, Missouri, FPI owns a 471,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. FPI also owns a 40,000 square foot facility near its current distribution center, which is being used as offices and a data center. In addition, FPI owns a 22,000 square foot manufacturing facility in St. Louis.

                  Forest Laboratories UK, a wholly-owned subsidiary, owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

                  Our Tosara subsidiary owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland Limited, a subsidiary of ours, owns an approximately 140,000 square foot manufacturing and distribution facility located in Dublin Ireland. The facility is currently used principally for the manufacture and distribution to the United States of Lexapro and Namenda tablets. Forest Ireland Limited also owns a 90,000 square foot facility in Dublin which, once it is refurbished, will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. We expect this facility to be operational by the end of fiscal 2007.

                  We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010.

                  We believe that further purchases or leases of property are likely in order to meet the present and anticipated increases in our overall operations.

                  Net rentals for leased space for the fiscal year ended March 31, 2006 aggregated approximately $15,407,000 and for the fiscal ended March 31, 2005 aggregated approximately $14,284,000.

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

                  We and certain of our officers have been named as defendants in four actions brought in the U.S. District Court for the Southern District of New York (the "Court") on behalf of a purported class of all purchasers of our securities between August 15, 2002 and August 31, 2004 or September 1, 2004. These actions, the first of which was filed on March 11, 2005, have been consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to our business, prospects and operations, including our drugs for the treatment of depression and Alzheimer’s disease, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint seeks unspecified damages and attorneys fees. We and the officer defendants have filed a motion to dismiss, which is pending. In addition, our directors and certain of our officers have been named as defendants in two derivative actions purportedly brought on behalf of the company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing their control and mismanaging the company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. We and the director and officer defendants have moved to dismiss for failure to make a pre-suit demand on the board; this motion is pending.

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

                  Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including us, by other New York counties. At this point, it is our understanding that 48 counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

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

                  A Consolidated Amended Complaint was then filed on behalf of all of the 44 New York State counties represented by the attorneys for the County of Suffolk. All of the defendants have filed a motion to dismiss the Consolidated Amended Complaint. One of the New York counties, Nassau County, is represented by different counsel, and we and the other defendants have also moved to dismiss that Complaint. An action filed by another of the counties, Erie County, was commenced in New York State Court, and a motion to dismiss that action has been filed by us and the other Defendants.

                  We are also named as a Defendant in AWP litigation commenced in Hawaii, Kentucky, Alabama, Illinois and Mississippi. A motion to dismiss has been filed in connection with the Kentucky, Illinois and Mississippi actions. We have recently filed an answer to the Alabama Complaint after a motion to dismiss filed by the defendants was denied by the Court. We have not yet been served in the Hawaii action.

                  We are a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc .. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail's January 2001 patent listing in the Food and Drug Administration's "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which we distribute in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from us from February 13, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail's motion for summary judgment in a related action ( Twin Cities v. Biovail ) to which we are not a party but which we believe has significance for the action filed against us. The Plaintiffs in the Louisiana Wholesale case then amended their Complaint to add a conspiracy charge against Biovail and Forest and an allegation that Plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. We and Biovail have filed a motion for summary judgment and a motion to dismiss directed to the Complaint, and the motion is now under judicial consideration.

                  A case involving the same facts, Sullivan v. Biovail Corporation, Civil Action No.: GIC281787, has been commenced in the Superior Court in the State of California, County of San Diego. That action, which seeks only injunctive relief, also purports to allege improper conduct by Biovail and Forest under California law. We and Biovail have filed a demurrer with respect to the Complaint in Sullivan.

                  The United States Attorney’s Office for the District of Massachusetts is investigating whether we may have committed civil or criminal violations of the Federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products. As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received a further subpoena from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox. The subpoenas request documents relating to a broad range of our marketing and promotional activities during the period from January 1, 1997 to the present. In April 2006, we received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning our manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism. We understand that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid. We are continuing to cooperate with this investigation.

                  We received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to our commercial relationship with Omnicare, Inc. (or Omnicare), a long term care pharmacy provider, including but not limited to documents concerning our contracts with Omnicare, and rebates and other payments made by us to Omnicare. We understand that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal health care laws by Omnicare and potentially others. We are cooperating in this investigation.

                  In September 2003, we, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. (now owned by Teva Pharmaceuticals and hereinafter referred to as Teva) in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Teva with the Food and Drug Administration of an Abbreviated New Drug Application (or ANDA) for a generic equivalent to our Lexapro brand escitalopram oxalate. The Teva ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which will expire in 2012. Teva has stipulated infringement for the patent claims at issue and asserted a counterclaim to the effect that the Lexapro patent is invalid. A trial was held in this case in March 2006. The court indicated that a decision might be available during the summer of 2006.

                  On October 4, 2005, we and our licensing partner Lundbeck entered into a Settlement Agreement with Alphapharm settling similar patent infringement litigation against Alphapharm. Pursuant to the terms of the Settlement Agreement:

            1.        Alphapharm acknowledged that the ‘712 Patent is valid, enforceable and infringed by Alphapharm’s proposed product and agreed to modify its ANDA filing accordingly, and agreed that it will neither assert the invalidity nor the non-infringement of the ‘712 Patent with respect to any generic equivalent (tablet, capsule or other version) to Lexapro in any proceeding or forum.

             2.       Forest and Lundbeck agreed to appoint Alphapharm as their exclusive distributor of generic versions of Lexapro, which may be launched under the scenarios outlined below in subparagraphs (a) and (b). The distributorship arrangement will have a term of five (5) years subject to Alphapharm’s right to renew for successive one-year periods.

(a)       In the event that we and Lundbeck are successful in our infringement action against Ivax regarding the ‘712 Patent, the distribution arrangement with Alphapharm will only commence two (2) weeks prior to the expiration of the ‘712 Patent.

(b)       In the event that we and Lundbeck are unsuccessful in our infringement action against Ivax regarding the ‘712 Patent, and such determination that the ‘712 Patent is invalid or unenforceable is affirmed by the appellate court, or a third party launches at risk, the distribution arrangement with Alphapharm would commence upon the introduction of the third-party generic version of Lexapro.

Under either scenario, we will receive from Alphapharm a portion of the profit from such generic sales in consideration of the license.

We and Lundbeck also agreed to reimburse certain of Alphapharm’s legal costs in connection with the patent litigation.

                  In April 2006, an action was commenced in the United States District Court for the Southern District of New York against us and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, H. Lundbeck Inc. and Forest Laboratories, Inc. In the action, the plaintiff alleges that the importation and sale in the United States of "citalopram products" by Lundbeck and us infringes certain claims of a manufacturing process patent owned by plaintiff. The action seeks injunctive relief as well as damages under U.S. patent laws. We believe that the plaintiff’s claim is without merit. Further, we believe that our license agreements with Lundbeck require Lundbeck to indemnify us from the cost of defending this action and from any associated damages or awards.

                  We have been named in approximately 25 product liability lawsuits that remain active. Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide. The suits seek substantial compensatory and punitive damages. We are vigorously defending these suits. On November 7, 2005, we moved to consolidate those actions pending in Federal courts for pretrial purposes in a "multi-district" proceeding. On February 6, 2006, our motion was granted and multidistrict litigation (or MDL) was established with the Federal court cases then pending being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

                  We expect the MDL will ease the burden of defending these cases. While litigation is inherently subject to uncertainty and accordingly we cannot predict or determine the outcome of this litigation, we believe there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products. We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate. Although we believe that the proceedings brought against us are without merit and we have product liability insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

Forest is also subject to various legal proceedings that arise from time to time in the ordinary course of its business which we do not believe will have a material adverse effect upon Forest or its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
                   EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF
                   EQUITY SECURITIES

                  The information required by this item is incorporated by reference to page 57 of the Annual Report.

                  We have never paid cash dividends on our common stock. We presently intend to retain all available funds for the development of our business, for use as working capital and for the share repurchase programs. Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

                  In July 2004, our Board of Directors approved the repurchase of up to 20,000,000 shares of our outstanding Common Stock (or 2005 Repurchase Program) which was increased to 30,000,000 shares in December 2004. Under the 2005 Repurchase Program we repurchased the shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. As of May 11, 2005, all shares authorized for repurchase under the 2005 Repurchase Program have been purchased.

                  On May 10, 2005 our Board of Directors authorized a share repurchase program (or 2006 Repurchase Program) for up to 25 million shares of our common stock. Under the 2006 Repurchase Program, we repurchased the shares from time to time on the open market at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. As of February 27, 2006, all shares authorized for repurchase under the 2006 Repurchase Program have been purchased.

                  On May 18, 2006 our Board of Directors authorized a new share repurchase program (or 2007 Repurchase Program) for up to 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. As of June 9, 2006, 900,000 shares have been repurchased and we continue to have authority to purchase up to an additional 24,100,000 shares under the 2007 Repurchase Program.

                  The following table summarizes repurchase of common stock under the 2006 Repurchase Program during the fourth quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
1/1/06 through 1/31/06	2,956,700	44.36	2,956,700	7,300,000
2/1/06 through 2/28/06	7,300,000	46.88	7,300,000	-
3/1/06 through 3/31/06	-	-	-	-

ITEM 6.    SELECTED FINANCIAL DATA

                  The information required by this item is incorporated by reference to page 28 of the Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                  The information required by this item is incorporated by reference to pages 18 through 27 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK

                  The information required by this item is incorporated by reference to page 27 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA

                  The information required by this item is incorporated by reference to pages 29 through 53 of the Annual Report.

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

                   Internal Control Over Financial Reporting

                  Management's report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included on page 54 of our Annual Report under the headings Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

                   Changes in Internal Controls

                  During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                   None.

PART III

                  In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2006 Annual Meeting of Stockholders.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The following sets forth certain information as of March 31, 2006 with respect to our compensation plans under which Forest securities may be issued:

                  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	24,064,582	33.98	7,952,308
Equity compensation plans not approved by security holders	-	N/A	-
Total	24,064,582	33.98	7,952,308

PART IV

ITEM 15.

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets -
March 31, 2006 and 2005

Consolidated statements of income –
years ended March 31, 2006, 2005 and 2004

Consolidated statements of comprehensive income -
years ended March 31, 2006, 2005 and 2004

Consolidated statements of stockholders' equity -
years ended March 31, 2006, 2005 and 2004

Consolidated statements of cash flows -
years ended March 31, 2006, 2005 and 2004

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

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3	Employment Agreement dated as of September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to the 1995 10-K.

10.4	Employment Agreement dated as of September 30, 1994 by and between Forest and Kenneth E. Goodman. Incorporated by reference to the 1995 10-K.

10.5	Employment Agreement dated as of June 16, 1998 by and between Forest and Ivan Gergel. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.6	Employment Agreement dated June 24, 1997 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (or 1998 10-K).

10.7	Employment Agreement dated January 16, 1995 between Forest and Mary Prehn. Incorporated by reference to the 1998 10-K.

10.8	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10.9	Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.10	Employment Agreement dated as of October 5, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.11	Letter Agreement dated as of December 21, 2005 between Forest and Herschel S. Weinstein.

10.12	Employment Agreement dated as of January 4, 2006 between Forest and Herschel S. Weinstein.

10.13	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 1998.

10.14	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2000.

10.15	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2004.

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

10.21

Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Ltd. and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

13	Portions of the Registrant's 2006 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of BDO Seidman, LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2006

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	June 14, 2006
/s/ Kenneth E. Goodman Kenneth E. Goodman	President, Chief Operating Officer and Director	June 14, 2006
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	June 14, 2006
DIRECTORS:
/s/ William J. Candee, III William J. Candee, III	Director	June 14, 2006
/s/ George S. Cohan George S. Cohan	Director	June 14, 2006
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	June 14, 2006
/s/ Lester B. Salans Lester B. Salans	Director	June 14, 2006
/s/ Nesli Basgoz Nesli Basgoz	Director	June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated June 9, 2006 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 9, 2006

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2006:

Allowance for doubtful accounts	$20,773,000	$ 45,000	$ 1,877,000	(i)	$18,941,000
Allowance for cash discounts	13,890,000	65,396,000	68,129,000	(ii)	11,157,000
Inventory reserve	12,278,000	1,963,000	2,237,000	(i)	12,004,000

Year ended March 31, 2005:

Allowance for doubtful accounts	$20,762,000	$ 103,000	$ 92,000	(i)	$20,773,000
Allowance for cash discounts	15,054,000	72,260,000	73,424,000	(ii)	13,890,000
Inventory reserve	17,377,000	3,779,000	8,878,000	(i)	12,278,000

Year ended March 31, 2004:

Allowance for doubtful accounts	$16,925,000	$ 4,246,000	$ 409,000	(i)	$20,762,000
Allowance for cash discounts	16,040,000	65,235,000	66,221,000	(ii)	15,054,000
Inventory reserve	23,213,000	6,065,000	11,901,000	(i)	17,377,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2006, 2005 AND 2004

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
 Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

June 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2006 and March 31, 2005 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 9, 2006 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2006 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 9, 2006

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2006	2005
Assets

Current assets:
Cash (including cash equivalent investments of $717,742 in 2006 and $1,145,987 in 2005)	$ 718,974	$1,165,498
Marketable securities	308,504	453,747
Accounts receivable, less allowance for doubtful accounts of $18,941 in 2006 and $20,773 in 2005	366,538	323,129
Inventories, net	635,719	613,903
Deferred income taxes	157,290	131,596
Other current assets	20,162	20,149
Total current assets	2,207,187	2,708,022

Marketable securities	295,116	351,635

Property, plant and equipment:
Land and buildings	307,873	281,517
Machinery, equipment and other	227,174	211,235
	535,047	492,752
Less: accumulated depreciation	159,387	130,724
	375,660	362,028
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other
intangibles, net	211,785	263,370
Deferred income taxes	13,870	3,723
Other	1,257	1,259
	241,877	283,317

	$3,119,840	$3,705,002
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2006	2005
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 140,911	$ 228,016
Accrued expenses	242,790	257,912
Income taxes payable	37,266	77,762
Total current liabilities	420,967	563,690

Deferred income taxes	1,064	8,927

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 412,124 shares in 2006 and 407,234 shares in 2005	41,212	40,723
Additional paid-in capital	1,023,079	893,864
Retained earnings	4,203,253	3,494,739
Accumulated other comprehensive income	6,762	9,028
Treasury stock, at cost (90,784 shares in 2006 and 59,591 shares in 2005)	(2,576,497)	(1,305,969)
	2,697,809	3,132,385

	$3,119,840	$3,705,002
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	YEARS ENDED MARCH 31,
	2006	2005	2004

Net sales	$2,793,934	$3,052,408	$2,650,432
Contract revenue	118,170	61,369	5,810
Other income	50,286	45,862	24,032
	2,962,390	3,159,639	2,680,274

Costs and expenses:
Cost of sales	650,996	687,510	608,474
Selling, general and administrative	1,031,451	993,715	901,062
Research and development	410,431	293,659	233,916
	2,092,878	1,974,884	1,743,452

Income before income tax expense	869,512	1,184,755	936,822

Income tax expense	160,998	345,950	200,948

Net income	$ 708,514	$ 838,805	$ 735,874
	========	========	========

Net income per share:

Basic	$2.11	$2.30	$2.01
	====	====	====
Diluted	$2.08	$2.25	$1.95
	====	====	====
Weighted average number of common
shares outstanding:

Basic	335,912	363,991	365,447
	======	======	======
Diluted	340,321	372,090	376,779
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2006	2005	2004

Net income	$708,514	$838,805	$735,874

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(8,909)	6,339	14,339
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period	6,643	(7,635)	(586)
Other comprehensive income (loss)	(2,266)	(1,296)	13,753

Comprehensive income	$706,248	$837,509	$749,627
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2003	399,011	$39,901	$ 687,905	$1,920,060	($ 3,429)	35,539	$ 292,619

Shares issued upon exercise of stock
options	6,133	613	72,333
Treasury stock acquired from employees
upon exercise of stock options						78	4,586
Tax benefit related to stock options
exercised by employees			86,059
Other comprehensive income					13,753
Net income				735,874

Balance, March 31, 2004	405,144	40,514	846,297	2,655,934	10,324	35,617	297,205

Shares issued upon exercise of stock
options and warrants	2,090	209	32,500
Treasury stock acquired from employees
upon exercise of stock options						44	2,308
Purchase of treasury stock						23,930	1,006,456
Tax benefit related to stock options
exercised by employees			15,067
Other comprehensive loss					(1,296)
Net income				838,805

Balance, March 31, 2005	407,234	40,723	893,864	3,494,739	9,028	59,591	1,305,969

Shares issued upon exercise of stock
options	4,890	489	83,234
Treasury stock acquired from employees
upon exercise of stock options						123	5,057
Purchase of treasury stock						31,070	1,265,471
Tax benefit related to stock options
exercised by employees			45,981
Other comprehensive loss					(2,266)
Net income				708,514

Balance, March 31, 2006	412,124	$41,212	$1,023,079	$4,203,253	$ 6,762	90,784	$2,576,497
	======	======	=======	========	======	=====	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 708,514	$ 838,805	$ 735,874
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	40,712	25,432	22,191
Amortization, impairments and write-offs	52,385	31,214	37,367
Deferred income tax expense (benefit)	(33,034)	53,355	(10,880)
Foreign currency transaction loss (gain)	727	(987)	1,023
Tax benefit realized from the exercise
of stock options by employees	35,311	54,660	50,291
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(43,409)	(35,511)	(95,551)
Inventories, net	(21,816)	(3,721)	(157,296)
Other current assets	(13)	592	(9,164)
Increase (decrease) in:
Accounts payable	(87,105)	68,218	8,079
Accrued expenses	(15,122)	(63,652)	76,324
Income taxes payable	(40,496)	(45,630)	(44,046)
Decrease in other assets	2	3,209	13,906

Net cash provided by operating activities	596,656	925,984	628,118

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(55,017)	(89,020)	(101,511)
Purchase of marketable securities	(522,148)	(736,397)	(1,497,191)
Redemption of marketable securities	723,910	969,892	1,067,526
Purchase of license agreements, product
rights and other intangibles	(1,397)	(19,500)	(32,759)

Net cash provided by (used in) investing
activities	145,348	124,975	(563,935)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	78,666	30,401	68,360
Purchase of treasury stock	(1,265,471)	(1,006,456)

Net cash provided by (used in) financing
activities	(1,186,805)	(976,055)	68,360

Effect of exchange rate changes on cash	(1,723)	(1,041)	11,819

Increase (decrease) in cash and cash equivalents	(446,524)	73,863	144,362
Cash and cash equivalents, beginning of year	1,165,498	1,091,635	947,273
Cash and cash equivalents, end of year	$ 718,974	$1,165,498	$1,091,635
	========	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2006	2005	2004
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$199,560	$283,660	$205,506
	=======	=======	=======

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

Foreign currency translation: An Irish subsidiary group of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which in the aggregate are immaterial, are determined using the respective local currency.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less and are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. As of fiscal years ended March 31, 2006 and 2005, the Company had no such pre-launch inventory quantities.

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

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2006 is construction in progress of $28,640 for facility expansions at various locations necessary to support the Company’s current and future operations. Projects currently in-process or under evaluation are estimated to cost approximately $96,000 to complete.

Goodwill and other intangible assets: The Company has made acquisitions in the past that include goodwill, license agreements, product rights and other intangibles. Through fiscal 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

Goodwill is not amortized but is subject to an annual impairment test based on its estimated fair value. License agreements, product rights and other intangibles will continue to be amortized over their useful lives and tested periodically to determine if they are recoverable from future cash flows on an undiscounted basis over their useful lives.

Revenue recognition: Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales to arrive at net sales for a reporting period. If estimates are not representative of actual settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

The accruals are estimated based on available information, including third party data, regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rates. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates are recorded when customer credits are issued or payments are made to third parties.

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

Sales incentives are generally given in connection with a new product launch. These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped. New product launches may result in expected temporary increases in wholesaler inventories, which are closely monitored and historically have not resulted in increased product returns.

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Research and development: Expenditures for research and development, including licensing fees and milestone payments (License Payments) associated with development products that have not yet been approved by the FDA, are charged to expense as incurred. Once a product receives approval, subsequent License Payments are recorded as an asset and classified as License agreements, product rights and other intangibles, net. During fiscal 2006, the Company changed its intangible asset capitalization policy to require capitalization of License Payments upon FDA approval. Previously, in certain circumstances, License Payments were capitalized upon completion of successful Phase III clinical studies prior to FDA approval. The change has been adopted on a prospective basis, as the effect of the change was not material to previously issued financial statements.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $28,200, $24,600 and $19,500 for fiscal years 2006, 2005 and 2004, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $8,212 and ($1,450) at March 31, 2006 and $17,121 and ($8,093) at March 31, 2005.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date. The Company uses the Black-Scholes option-pricing model with the following weighted average assumptions used to determine the fair value of each grant: dividend yield of zero for all three fiscal years; expected volatility of 27.86% in fiscal 2006, 26.96% in fiscal 2005 and 32.44% in fiscal 2004; risk-free interest rates of 4.3% in fiscal 2006, 4.0% in fiscal 2005 and 4.5% in fiscal 2004; and expected lives of 5 to 10 years for all three fiscal years.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years ended March 31, (In thousands, except per share data)	2006	2005	2004
Net income:
As reported	$708,514	$838,805	$735,874
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax	(35,631)	(38,778)	(39,021)
Pro forma	$672,883	$800,027	$696,853
	=======	=======	=======
Net income per common share:
Basic:
As reported	$2.11	$2.30	$2.01
Pro forma	$2.00	$2.20	$1.91
Diluted:
As reported	$2.08	$2.25	$1.95
Pro forma	$1.97	$2.15	$1.85

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and requires companies to expense the estimated fair value of employee stock options as well as other types of share-based compensation. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its 2007 fiscal year and expects that the financial statement impact of adoption will approximate the pro forma impact presented above.

2.  Net Income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31, (In thousands)	2006	2005	2004
Basic	335,912	363,991	365,447
Effect of assumed conversion
of employee stock options
and warrants	4,409	8,099	11,332
Diluted	340,321	372,090	376,779
	======	======	======

Options to purchase approximately 7,401, 1,861 and 1,605 shares of common stock at exercise prices ranging from $41.49 to $76.66 per share were outstanding during a portion of fiscal 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2016.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2006, 2005 and 2004, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2006		2005		2004
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	assets	Net sales	Assets
United States	$2,738,592	$474,451	$2,997,731	$490,248	$2,604,479	$446,499
Ireland	11,064	118,786	9,905	140,527	7,331	134,658
United Kingdom	44,278	10,430	44,772	10,847	38,622	11,068
	$2,793,934	$603,667	$3,052,408	$641,622	$2,650,432	$592,225
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31, (In thousands)	2006	2005	2004

Central nervous system (CNS)	$2,400,304	$2,596,017	$2,221,710
Cardiovascular	67,002	103,810	126,679
Other	326,628	352,581	302,043
	$2,793,934	$3,052,408	$2,650,432
	========	========	========

The Company's antidepressant franchise consisting of Lexapro® and Celexa®, accounted for 68%, 74% and 82% of the Company's net sales for the years ended March 31, 2006, 2005 and 2004, respectively. During fiscal 2005, generic equivalents to Celexa were introduced into the marketplace.

For the years ended March 31, 2006, 2005 and 2004, McKesson Drug Company, Cardinal Health, Inc. and AmeriSource Bergen Corporation accounted for 35%, 33% and 28%, 26%, 23% and 23% and 20%, 21% and 21%, respectively, of the Company's net sales.

4.  Accounts receivable:

Accounts receivable, net, consist of the following:

March 31, (In thousands)	2006	2005
Trade	$294,094	$267,938
Other	72,444	55,191
	$366,538	$323,129
	=======	=======

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2006	2005
Raw materials	$397,703	$304,745
Work in process	7,828	10,507
Finished goods	230,188	298,651
	$635,719	$613,903
	=======	=======

6.  Marketable securities:

The composition of the investment portfolio at March 31 was:

(In thousands)	Cost	Fair value
2006
Federal, state, local and bank obligations	$605,070	$603,620
	=======	=======
2005
Federal, state, local and bank obligations	$813,475	$805,382
	=======	=======

The contractual maturities at March 31, 2006 consist of the following:

(In thousands)	Cost	Fair value
Less than one year	$309,792	$308,504
One year or more	295,278	295,116
	$605,070	$603,620
	=======	=======

The net unrealized holding losses of approximately $1,450 at March 31, 2006 and approximately $8,093 at March 31, 2005 are included in Stockholders' equity: Accumulated other comprehensive income.

7.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2006	March 31, 2005
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	14	$225,209	$118,300	$233,209	$ 93,028
Product rights	14	83,008	24,292	82,208	16,362
Buy-out of royalty agreements	9	95,061	65,756	95,061	57,250
Trade names	20	34,190	20,990	34,190	18,494
Non-compete agreements	9	22,987	22,987	22,987	22,987
Other	2	8,848	5,193	8,848	5,012
Total	11	$469,303	$257,518	$476,503	$213,133
		========	========	========	========

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 2006, 2005 and 2004 and amounted to approximately $44,385, $31,214 and $37,367, respectively. The annual amortization expense expected for fiscal years 2007 through 2011 is $41,132, $40,857, $38,122, $31,330 and $21,812, respectively.

In fiscal 2006, the Company wrote-off capitalized license payments to Recordati for lercanidipine amounting to $8,000. These payments were made prior to the Company receiving FDA approval of the product, and as a result, were charged to research and development expense. In fiscal years 2006 and 2004, the Company determined that certain license agreements and product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $2,682 in fiscal 2006 and $2,054 in fiscal 2004, and were included in amortization expense. In fiscal 2004 the Company discontinued development of dexloxiglumide for irritable bowel syndrome, causing a write-off of the product right of $12,545 to selling, general and administrative expense.

In fiscal year 2005, the Company made a $15,000 milestone payment to Merck Sante s.a.s. upon FDA approval of Campral® (acamprosate) for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation and a $4,500 milestone payment to BTG Inc. upon FDA approval of Combunox® (oxycodone and ibuprofen) for the treatment of acute, moderate to severe pain. The costs are being amortized using the straight-line method over the estimated life of the products.

In fiscal year 2006 the Company entered into four license agreements: The first two were with Gedeon Richter Limited for the North American rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5). The third was with Mylan Laboratories Inc. for the North American rights to nebivolol, a beta blocker being developed for the treatment of hypertension and congestive heart failure. The fourth was with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections, for which the FDA subsequently announced acceptance for review of the new drug application (NDA), prompting a milestone payment.

The Company also entered into three license agreements in fiscal year 2005: The first was with Gedeon Richter Limited for the North American rights to RGH-188, a compound which will be developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. The second was with Glenmark Pharmaceuticals S.A. (Glenmark) for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and chronic obstructive pulmonary disease (COPD). In March 2005, a single and multiple dose Phase I study was successfully completed in the U.K., prompting an additional milestone payment to Glenmark pursuant to the license agreement. The third was with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in Phase IIb/III clinical studies for the treatment of acute ischemic stroke.

For fiscal years ended March 31, 2006 and 2005, the upfront and milestone payments made in conjunction with the license agreements were recorded to research and development expense and amounted to $157,000 and $62,000, respectively.

8.   Accrued expenses:

Accrued expenses consist of the following:

March 31, (In thousands)	2006	2005
Managed care and Medicaid rebates	$ 94,136	$111,130
Employee compensation and other benefits	82,366	82,229
Clinical research and development costs	40,426	35,090
Other	25,862	29,463
	$242,790	$257,912
	=======	=======

9.  Commitments:

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2018. Rent expense approximated $30,814, $32,738 and $32,212 for fiscal years ended March 31, 2006, 2005 and 2004, respectively. Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31, (In thousands)
2007	$ 32,539
2008	25,857
2009	20,477
2010	14,359
2011	10,840
Thereafter	53,622
$157,694
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2006, 2005 and 2004, royalty expense amounted to $5,896, $6,979 and $10,406, respectively.

License agreements: The Company has entered into several license agreements for products currently under development. The Company may be obligated in future periods to pay additional amounts subject to the achievement of certain product milestones, as defined.

Inventory purchase commitments: The Company has inventory purchase commitments of $162,000 as of March 31, 2006.

10.  Stockholders' equity:

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 38,000,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable for five to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
		Weighted average
Range of	Number	remaining	Weighted average	Number	Weighted average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price

$ 4.55 to $30.00	6,305,777	2.3	$12.30	6,305,777	$12.30
30.01 to 50.00	16,119,645	4.4	39.90	8,971,871	38.25
50.01 to 76.66	1,639,160	4.8	59.22	761,755	58.75
	24,064,582	3.9	33.98	16,039,403	29.02

Transactions under the stock option plans are summarized as follows:

		Weighted average
	Shares	exercise price
Shares under option at March 31, 2003
(at $3.75 to $53.23 per share)	31,523,352	$23.33
Granted (at $43.30 to $76.66 per share)	2,503,550	54.65
Exercised (at $3.75 to $53.23 per share)	(6,133,451)	11.61
Forfeited	(719,484)	36.23

Shares under option at March 31, 2004
(at $4.55 to $76.66 per share)	27,173,967	28.65
Granted (at $40.00 to $63.44 per share)	3,306,490	43.76
Exercised (at $4.55 to $53.23 per share)	(1,970,970)	16.56
Forfeited	(906,308)	40.89

Shares under option at March 31, 2005
(at $4.55 to $76.66 per share)	27,603,179	30.92
Granted (at $36.50 to $45.76 per share)	2,950,050	40.45
Exercised (at $4.55 to $48.34 per share)	(4,890,292)	17.13
Forfeited	(1,598,355)	44.46

Shares under option at March 31, 2006
(at $4.55 to $76.66 per share)	24,064,582	$33.98
	========
Options exercisable at March 31:
2004	15,608,646	$21.91
2005	17,758,666	24.60
2006	16,039,403	29.02

Weighted average fair value
of options granted during:
2004		$20.89
2005		17.11
2006		14.91

At March 31, 2006, 7,952,308 shares were available for grant.

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

Following the Seventh Circuit's affirmance of the directed verdict in the Company’s favor, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.

The Company and certain of our officers have been named as defendants in four actions brought in the U.S. District Court for the Southern District of New York (the Court) on behalf of a purported class of all purchasers of our securities between August 15, 2002 and August 31, 2004 or September 1, 2004. These actions, the first of which was filed on March 11, 2005, have been consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to the Company’s business, prospects and operations, including the Company’s drugs for the treatment of depression and Alzheimer’s disease, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint seeks unspecified damages and attorneys fees. The Company and the officer defendants have filed a motion to dismiss, which is pending. In addition, the Company’s directors and certain of the Company’s officers have been named as defendants in two derivative actions purportedly brought on behalf of the company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning the Company’s financial condition and future prospects, abusing their control and mismanaging the company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. The Company and the director and officer defendants have moved to dismiss for failure to make a pre-suit demand on the board; this motion is pending.

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

Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including the Company, by other New York counties. At this point, it is the Company’s understanding that 48 counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

In September 2003, the Company and the other Defendants filed motions to dismiss the County of Suffolk Complaint. Judge Saris, the Judge presiding over the Multi-District Litigation, has now issued three separate opinions dated, respectively, September 30, 2004, October 26, 2004 and April 8, 2005. In the September 30, 2004 decision, Judge Saris dismissed the County of Suffolk's RICO claims, as well as two of the county's claims under the Best Price statute and its claim for fraud. By way of the October 26, 2004 decision, Judge Saris dismissed several claims asserted by the County of Suffolk under New York statutes as related to the Plaintiff's contention that the Company had filed fraudulent Best Price information under applicable Medicaid regulations. At the time, however, Judge Saris did not address those claims as they related to the alleged inflation of the Company’s AWP for the Company’s products. Instead, Judge Saris requested the submission of additional information by the parties. After that information was submitted, by way of decision dated April 8, 2005, Judge Saris dismissed the Plaintiff's remaining AWP claims, finding that the Plaintiff had failed to satisfy Rule 9(b).

A Consolidated Amended Complaint was then filed on behalf of all of the 44 New York State counties represented by the attorneys for the County of Suffolk. All of the defendants have filed a motion to dismiss the Consolidated Amended Complaint. One of the New York counties, Nassau County, is represented by different counsel, and the Company and the other defendants have also moved to dismiss that Complaint. An action filed by another of the counties, Erie County, was commenced in New York State Court, and a motion to dismiss that action has been filed by the Company and the other Defendants.

The Company is also named as a Defendant in AWP litigation commenced in Hawaii, Kentucky, Alabama, Illinois and Mississippi. A motion to dismiss has been filed in connection with the Kentucky, Illinois and Mississippi actions. The Company has recently filed an answer to the Alabama Complaint after a motion to dismiss filed by the defendants was denied by the Court. We have not yet been served in the Hawaii action.

The Company is a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac® resulting from Biovail's January 2001 patent listing in the Food and Drug Administration's "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which the Company distributes in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from the Company from February 13, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail's motion for summary judgment in a related action ( Twin Cities v. Biovail ) to which we are not a party but which we believe has significance for the action filed against the Company. The Plaintiffs in the Louisiana Wholesale case then amended their Complaint to add a conspiracy charge against Biovail and Forest and an allegation that Plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. The Company and Biovail have filed a motion for summary judgment and a motion to dismiss directed to the Complaint, and the motion is now under judicial consideration.

A case involving the same facts, Sullivan v. Biovail Corporation, Civil Action No.: GIC281787, has been commenced in the Superior Court in the State of California, County of San Diego. That action, which seeks only injunctive relief, also purports to allege improper conduct by Biovail and Forest under California law. The Company and Biovail have filed a demurrer with respect to the Complaint in Sullivan.

The United States Attorney’s Office for the District of Massachusetts is investigating whether the Company may have committed civil or criminal violations of the Federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products. As part of this investigation, the Company received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and has subsequently received a further subpoena from the United States Attorney’s Office concerning Lexapro and other products, including Namenda® and Combunox. The subpoenas request documents relating to a broad range of the Company’s marketing and promotional activities during the period from January 1, 1997 to the present. In April 2006, the Company received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning the Company’s manufacture and marketing of Levothroid®, the Company’s levothyroxine supplement for the treatment of hypothyroidism. The Company understands that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid. The Company is continuing to cooperate with this investigation.

The Company received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to the Company’s commercial relationship with Omnicare, Inc. (Omnicare), a long term care pharmacy provider, including but not limited to documents concerning the Company’s contracts with Omnicare, and rebates and other payments made by the Company to Omnicare. The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal health care laws by Omnicare and potentially others. The Company is cooperating in this investigation.

In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Ivax with the Food and Drug Administration of an Abbreviated New Drug Application (ANDA) for a generic equivalent to our Lexapro brand escitalopram oxalate. The Ivax ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which we expect to extend until 2012. Ivax has stipulated infringement for the patent claims at issue and asserted a counterclaim to the effect that the Lexapro patent is invalid. A trial was held in this case in March 2006. The court indicated that a decision might be available during the summer of 2006.

On October 4, 2005, we and our licensing partner Lundbeck entered into a Settlement Agreement with Alphapharm settling similar patent infringement litigation against Alphapharm. Pursuant to the terms of the Settlement Agreement:

            1.        Alphapharm acknowledged that the ‘712 Patent is valid, enforceable and infringed by Alphapharm’s proposed product and agreed to modify its ANDA filing accordingly, and agreed that it will neither assert the invalidity nor the non-infringement of the ‘712 Patent with respect to any generic equivalent (tablet, capsule or other version) to Lexapro in any proceeding or forum.

            2.         Forest and Lundbeck agreed to appoint Alphapharm as their exclusive distributor of generic versions of Lexapro, which may be launched under the scenarios outlined below in subparagraphs (a) and (b). The distributorship arrangement will have a term of five (5) years subject to Alphapharm’s right to renew for successive one-year periods.

                        (a)        In the event that the Company and Lundbeck are successful in our infringement action against Ivax regarding the ‘712 Patent, the distribution arrangement with Alphapharm will only commence two (2) weeks prior to the expiration of the ‘712 Patent.

                        (b)        In the event that the Company and Lundbeck are unsuccessful in our infringement action against Ivax regarding the ‘712 Patent, and such determination that the ‘712 Patent is invalid or unenforceable is affirmed by the appellate court, or a third party launches at risk, the distribution arrangement with Alphapharm would commence upon the introduction of the third-party generic version of Lexapro.

Under either scenario, the Company will receive from Alphapharm a portion of the profit from such generic sales in consideration of the license.

The Company and Lundbeck also agreed to reimburse certain of Alphapharm’s legal costs in connection with the patent litigation.

The Company has been named in approximately 25 product liability lawsuits that remain active. Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide. The suits seek substantial compensatory and punitive damages. The Company is vigorously defending these suits. On November 7, 2005, the Company moved to consolidate those actions pending in Federal courts for pretrial purposes in a "multi-district" proceeding. On February 6, 2006, the Company’s motion was granted and multidistrict litigation (MDL) was established with the Federal court cases then pending being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

The Company expects the MDL will ease the burden of defending these cases. While litigation is inherently subject to uncertainty and accordingly the Company cannot predict or determine the outcome of this litigation, the Company believes there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide the Company with a meaningful opportunity to vindicate our products. We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate. Although the Company believes that the proceedings brought against us are without merit and we have product liability insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

Forest is also subject to various legal proceedings that arise from time to time in the ordinary course of its business which we do not believe will have a material adverse effect upon the Company or its business.

12.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2006	2005	2004
Interest and dividends	$49,481	$43,455	$23,824
Other	805	2,407	208
	$50,286	$45,862	$24,032
	======	======	======

13.  Income taxes:

The components of income before income tax expense were:

Years ended March 31, (In thousands)	2006	2005	2004

U.S.	$446,610	$ 695,858	$460,897
Foreign	422,902	488,897	475,925
Income before income tax expense	$869,512	$1,184,755	$936,822
	=======	========	=======

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2006	2005	2004
Current:
U.S. federal	$155,906	$154,752	$154,265
Section 965 repatriation	(36,414)	90,657
State and local	12,690	9,225	13,706
Foreign	61,850	37,961	43,857
	194,032	292,595	211,828
Deferred:
Domestic	(14,499)	46,132	(15,543)
Foreign	(18,535)	7,223	4,663
	(33,034)	53,355	(10,880)

	$160,998	$345,950	$200,948
	=======	=======	=======

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2006	2005	2004
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(10.8)	(11.7)	(12.1)
Impact of Section 965 repatriation	(4.2)	7.6
Research credit	(1.5)	(1.1)	(0.9)
State and local taxes, less federal tax benefit	0.8	1.0	0.8
Permanent differences and other items	(0.8)	(1.6)	(1.4)
	18.5%	29.2%	21.4%
	===	===	===

The Company's effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States. These earnings include development and manufacturing income from our operations in Ireland, which operate under tax incentives that currently expire in 2010. The U.S. research credit was effective through December 31, 2005. For qualified research expenditures incurred after December 31, 2005, the research credit has been suspended. Excluding the tax impact of the earnings repatriated pursuant to Section 965 of the American Jobs Creation Act, the effective tax rate would have been 22.7% for the year ended March 31, 2006.

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

The Company is subject to income taxes in both the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company is continually audited by federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known contingencies.

The Internal Revenue Service (IRS) has completed its examination of the Company's tax returns through fiscal year ended March 31, 2001 with no additional taxes assessed. The IRS is currently conducting its examination of the Company’s consolidated federal tax returns for fiscal years March 31, 2002 and March 31, 2003, respectively.

Net deferred income taxes relate to the following timing differences:

March 31, (In thousands)	2006	2005
Inventory reserves	$ 44,332	$ 28,549
Receivable allowances and other reserves	69,317	73,749
Depreciation	(7,251)	(6,802)
Amortization	10,334	1,091
Carryforwards and credits	31,647	11,009
Accrued liabilities	17,666	14,749
Employee stock option tax benefits	3,804	3,896
Other	247	151
	$170,096	$126,392
	=======	=======

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, included a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of (1) worker hiring and training; (2) infrastructure; (3) research and development; (4) capital investment; and (5) the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion 23 as permanently invested earnings for financial statements certified on or before June 30, 2003.

The Company, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in the Company's income tax expense for the fiscal year ended March 31, 2005. In the June 2005 quarter of the current fiscal year, the Company reversed $36,414 of the prior year accrual based on updated guidance issued by the U.S. Treasury Department. Since the originally enacted law did not specifically address whether the deduction applied to the required tax gross-up related to the dividend as of the date the financial statements were prepared for the March 2005 quarter, the Company accrued the tax assuming the deduction did not apply, which represented an additional $36,414 of tax expense. In May 2005, the U.S. Treasury Department clarified that the dividend received deduction does in fact apply to the tax gross-up amount and accordingly, the $36 million tax accrual was reversed.

The U.S. Treasury Department further clarified that a safe harbor was available to those taxpayers who have established that the dividend amounts have been invested in the United States pursuant to the domestic reinvestment plan in satisfaction of the requirements of IRC §965. The safe harbor provides that if the taxpayer has made 60% of the permitted expenditures within three years, including the election year, and files a report stating that it intends to make the remaining amount of the investments, if any, pursuant to the reinvestment plan no later than the end of the fourth taxable year following the election year, then the Internal Revenue Service will deem the taxpayer to have satisfied the statutory requirements. As of March 2006, the Company has made 100% of the permitted expenditures pursuant to its domestic reinvestment plan and, accordingly, will satisfy the safe harbor requirements once the report is filed with its tax return.

Excluding the repatriation discussed above, no provision has been made for income taxes on the remaining undistributed earnings of the Company's foreign subsidiaries of approximately $992,000 at March 31, 2006 as the Company intends to indefinitely reinvest such earnings.

14.  Quarterly financial data (unaudited):
(In thousands, except per share data)

				Diluted
				earnings
	Net sales	Gross profit	Net income	per share
2006
First quarter (b)	$674,653	$515,807	$216,577	$0.62
Second quarter	691,633	533,218	204,884	0.59
Third quarter	714,887	549,012	195,163	0.57
Fourth quarter	712,761	544,901	91,890	0.28

2005
First quarter	$782,396	$605,195	$229,919	$0.60
Second quarter	856,680	665,014	295,326	0.79
Third quarter	795,047	618,616	260,805	0.70
Fourth quarter (a)	618,285	476,073	52,755	0.15

(a) Includes a one-time special charge of $90,657 related to taxes associated with $1.239 billion of funds repatriated under the American Jobs Creation Act of 2004.

(b) Includes a $36,414 reversal of the tax charge stated above.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollar amounts in thousands)

For the fiscal year ended March 31, 2006, despite the loss of $635,960 of Celexa® sales as compared with fiscal 2005, total net revenues declined by only $197,249. Generic versions of Celexa were introduced into the market in October 2004. Fiscal 2005 also included $33,509 in Flumadine® sales as a result of a one-time order from the Centers for Disease Control in response to a flu vaccine shortage. Offsetting this reduction in revenue was sales growth from both Lexapro® of $267,959 and Namenda® of $175,336, as well as an increase in Benicar® co-promotion income earned of $58,396.

During the year we entered into four collaboration agreements: A) In November 2005, with Gedeon Richter Limited involving novel mechanisms, RGH-896 and mGLUR1/5, targeted for the treatment of various CNS conditions; B) In January 2006, with Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. Nebivolol is already approved and marketed in more than 65 countries outside of North America. In May 2005, Mylan received an "approvable" letter from the United States Food and Drug Administration (FDA) for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA by late 2006 or early 2007; and C) In February 2006, with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections, for which the FDA subsequently announced acceptance for review of the new drug application prompting a milestone payment.

During fiscal 2005, our Board of Directors authorized a share repurchase program for up to 30 million shares of common stock (the 2005 Repurchase Program). As of May 11, 2005, all of these shares were repurchased, completing the program. In May 2005, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock (the 2006 Repurchase Program). As of February 27, 2006 all of these shares were repurchased, completing the program, at a cost of $1,048,325.

On May 18, 2006 our Board of Directors authorized a new share repurchase program (the 2007 Repurchase Program) for up to 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. As of June 9, 2006, 900,000 shares have been repurchased at a cost of $33,787 and we continue to have authority to purchase up to an additional 24,100,000 shares under the 2007 Repurchase Program.

During the fourth quarter of fiscal 2005, we repatriated $1,238,900 in qualifying dividends pursuant to the American Jobs Creation Act of 2004 to be utilized pursuant to a qualified domestic investment plan which we adopted. This repatriation was the maximum dividend amount allowed and resulted in a one-time tax charge of $90,657. In the first quarter of fiscal 2006, we were able to reverse $36,414 of this charge based on U.S. Treasury Department guidance. As of March 2006, the Company has made 100% of the permitted expenditures pursuant to its domestic reinvestment plan.

Financial Condition and Liquidity

During fiscal 2006 net current assets decreased by $358,112 principally due to a decrease in cash and cash equivalents used to fund the stock repurchase programs. In order to fund these share repurchases, as investments matured, they were shifted to cash equivalents. As a result, since fiscal 2005 both long-term and short-term marketable securities, as well as cash, have decreased. During fiscal 2006, we completed the 2005 Repurchase Program by buying the remaining 6.1 million shares at various prices totaling $217,146 and also completed the 2006 Repurchase Program by buying 25 million shares at various prices totaling $1,048,325. Trade accounts receivable increased due to higher sales of our principal branded products, partially offset by lower sales of Celexa due to generic competition, while other accounts receivable increased due to the timing of payments from Daiichi Sankyo for our co-promotion of Benicar. Now that Lexapro and Namenda are in their post-launch phases, we are working toward bringing our inventory balances to more normalized levels to accommodate current and projected demand. During fiscal 2006, we reduced finished goods and work in process inventory levels accordingly. Over the next several quarters, we intend to bring raw material inventories in line with current and projected demand as well. Deferred income taxes increased principally due to the timing of when inventory items, amortization, carryforwards and tax credits are realized. The decrease in accounts payable and accrued expenses were due to normal operating activities and income taxes payable decreased due to payments made during the year for federal and foreign income taxes.

Property, plant and equipment increased from fiscal 2005, due to several major expansion and renovation projects. These projects, some of which are still ongoing, include: On Long Island, we added 37,000 square feet to our sales training facility and purchased an additional piece of land adjacent to our sales training, packaging and warehouse facilities to accommodate future growth. In St. Louis, a 141,000 square foot addition to our current distribution facility was constructed, bringing the total capacity of our warehouse and distribution center to approximately 471,000 square feet. In Ireland, we are refurbishing a 90,000 square foot plant which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. Further property expansions and acquisitions are planned in the future to meet the needs from increased sales and related production, warehousing and distribution and for laboratory facilities for products under development. During the year, we also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

During fiscal 2005 our Board of Directors approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock. We purchased 23.9 million shares on the open market at an average price of $42.06 per share during fiscal 2005, and completed the balance of the program in May 2005. The remainder of the shares were purchased at an average price of $35.79, bringing the total cost of the 30 million shares to $1,224,192. On May 10, 2005 our Board of Directors authorized the 2006 Repurchase Program for up to 25 million shares. As of March 31, 2006, all 25 million shares had been repurchased under this program at an average price of $41.92 and a cost of $1,048,325.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2006:

		Payments due by period (in thousands)
	<1 year	1-3 years	4-5 years	>5 years	Total

Operating lease obligations	$32,539	$46,334	$25,199	$53,622	$157,694

Inventory purchase commitments	$162,000				$162,000

Off-Balance Sheet Arrangements

Forest is a party to several license agreements for products currently under development. Such agreements may require us to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Results of Operations

Net sales decreased $258,474 to $2,793,934, an 8.5% decrease from fiscal year 2005 primarily due to generic competition for Celexa. Sales of Celexa were $658,014 in fiscal 2005, compared with $19,006 in fiscal 2006 for both the brand and generic combined. Partially offsetting the losses from Celexa were strong sales of Lexapro and Namenda. Lexapro, our most significant product, with sales of $1,873,255 for fiscal 2006, grew 16.7% and contributed $267,959 to the net sales change, of which $184,809 was due to volume and $83,150 was due to price and as of March 31, 2006 achieved a 20.2% share of total prescriptions for antidepressants in the SSRI/SNRI category. We expect Lexapro to remain strong during fiscal 2007. Lexapro’s patent term expires in March of 2012. In fiscal 2004, we received notification from two generic manufacturers, Ivax Pharmaceuticals, Inc. (now owned by Teva Pharmaceuticals and hereinafter referred to as Teva) and Alphapharm Pty Ltd. (Alphapharm), that they had filed Abbreviated New Drug Applications (ANDA's) with a Paragraph IV Certification with the FDA for generic equivalents to Lexapro. Also in fiscal 2004, we, along with our licensing partner Lundbeck A/S (Lundbeck), filed suit against Teva and Alphapharm for patent infringement. On October 4, 2005, Forest and Lundbeck entered into a Settlement Agreement with Alphapharm, regarding our pending litigation related to the Lexapro patent dispute. As part of the Settlement Agreement, Alphapharm acknowledges that our patent is valid, enforceable and infringed by Alphapharm's proposed product and agreed to modify its ANDA filing accordingly. When Lexapro becomes generic, Forest and Lundbeck have agreed to appoint Alphapharm as the exclusive distributor of generic Lexapro for a term of five years, subject to Alphapharm's right to renew for successive one-year periods. The Settlement Agreement with Alphapharm does not settle the patent litigation by Forest and Lundbeck against Teva. A trial was held in this case in March 2006 and the court indicated that a decision might be available during the summer of 2006. On May 23, 2006, Teva received FDA approval for its ANDA to market its generic version of Lexapro. Such approval does not affect Forest’s patent rights or the patent litigation against Teva. In addition, we have received notice of another submission for regulatory approval for a generic version of Lexapro which challenges our patents. We intend to fully enforce our patent rights as and when appropriate.

Sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, launched in March 2004, grew 52.7%, an increase of $175,336 to $508,043 in fiscal 2006, as compared to $332,707 in fiscal 2005, of which $150,169 was due to volume and $25,167 was due to price. Namenda achieved a 29.8% share of total prescriptions in the Alzheimer's market as of March 31, 2006. We anticipate Namenda continuing positive growth through fiscal 2007. Namenda is the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. In July 2005, we received a non-approvable letter from the FDA in response to our supplemental New Drug Application (sNDA) to expand the indication of Namenda to include mild Alzheimer's disease. On May 23, 2006, the FDA confirmed the non-approvable status of Namenda in mild patients and we continue to evaluate the path forward. In addition, we have conducted Phase II "proof-of-concept" studies for the use of Namenda in neuropathic pain, as well as a Phase III study. The results achieved in those studies, although clearly indicating activity, do not meet the controlling regulatory requirements. We are still considering whether further development of Namenda for neuropathic pain is likely to be successful and therefore is justified.

Sales of Campral®, which was launched in the fourth quarter of fiscal 2005, amounted to $22,868 for fiscal 2006 compared to $3,199 in fiscal 2005. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Combunox®, for the treatment of acute, moderate to severe pain, which was also launched in the fourth quarter of fiscal 2005, amounted to $8,283 for fiscal 2006 as compared to $4,049 in fiscal 2005. As of April 1, 2006, we have discontinued detailing the product to physicians in light of sales levels. Tiazac® sales declined $36,808 from last year due primarily to generic competition. Flumadine sales decreased $33,768 due to volume as a result of a one-time order from the Centers for Disease Control in the previous year in response to a flu vaccine shortage. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

In fiscal year 2005, net sales increased $401,976 to $3,052,408, a 15% increase from fiscal year 2004, primarily due to Lexapro and Namenda. Lexapro, the Company's largest product, with sales of $1,605,296, contributed $516,339 to the net sales change, primarily due to volume, and as of March 31, 2005 achieved a 19.7% share of total prescriptions in the SSRI market, an increase of 3.8 market share points from fiscal 2004. Celexa sales declined $433,831 from fiscal 2004 to $653,450 in fiscal 2005, mostly due to volume decreases resulting from the introduction of generic equivalents, as well as market share declines. Sales for the fourth quarter of fiscal 2005 were also weaker than prescription demand as wholesalers continued to work down branded Celexa inventories. From a peak share of 17.5% in August 2002 just prior to the launch of Lexapro, Celexa's market share declined to 7.7% at the point of generic introduction and further declined to .8% at March 2005. Sales of our generic Celexa for fiscal 2005 amounted to $4,564. Sales of Namenda, launched in March 2004, increased $287,235 for fiscal 2005 to $332,707. Namenda achieved a 26.0% share of total prescriptions in the Alzheimer's market as of March 31, 2005. Sales of Flumadine increased $33,129 for fiscal 2005 due to volume as a result of an order from the Centers for Disease Control in response to the flu vaccine shortage. Sales of Campral, launched in fiscal 2005, amounted to $3,199 and sales of Combunox, also launched in fiscal 2005, amounted to $4,049. Tiazac sales declined $22,869 from fiscal 2004 due primarily to generic competition. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for fiscal 2006 was $118,170 compared to $61,369 in fiscal 2005 and $5,810 in fiscal 2004, primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second quarter of fiscal 2005.

Other income increased in fiscal 2006 and fiscal 2005 primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales increased to 23.30% in fiscal 2006 as compared to 22.52% in fiscal 2005 and 22.96% in fiscal 2004, primarily due to product mix, particularly the mix between branded and generic Tiazac.

Selling, general and administrative expenses increased $37,736 in fiscal 2006 as compared to fiscal 2005 due in large measure to the activities of our salesforce and additional product license amortization expense on newly launched products. The increase of $92,653 in fiscal 2005 as compared to fiscal 2004 was also due primarily to the salesforce expansion in connection with the launch of Namenda, as well as pre-launch and launch costs for Campral and Combunox.

Research and development expense increased $116,772 in fiscal 2006 primarily due to the following license and milestone payments: to Gedeon Richter Limited for the U.S and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5); to Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. Nebivolol is already approved and marketed in more than 65 countries outside of North America. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one small additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA by late 2006 or early 2007; and to Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections, for which the FDA subsequently announced acceptance for review of the new drug application prompting a milestone payment.

Research and development expense also reflects the following:

• During the second quarter, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance necessary for filing with the FDA, however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Therefore, the size of our ongoing second Phase III study was modified from approximately 800 patients to 1,200 patients and a third randomized pivotal Phase III study was commenced in early 2006. Forest licensed milnacipran from Cypress Bioscience, Inc. in the fourth quarter of fiscal 2004.

• In July 2005, we received a non-approvable letter from the FDA in response to our sNDA to expand the indication of Namenda to include mild Alzheimer's disease. On May 23, 2006, the FDA confirmed the non-approvable status of Namenda in mild patients and we continue to evaluate the path forward. In addition, we have conducted Phase II "proof-of-concept" studies for the use of Namenda in neuropathic pain, as well as a Phase III study. The results achieved in those studies, although clearly indicating activity, do not meet the controlling regulatory requirements. We are still considering whether further development of Namenda for neuropathic pain is likely to be successful and therefore is justified.

• During the first quarter of fiscal 2006, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of moderate to severe Alzheimer's disease. The study showed sufficient clinical activity, safety and tolerability for us to continue development of the compound.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. We anticipate RGH-188 will move into Phase II testing during calendar 2006.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and chronic obstructive pulmonary disease (COPD). In March 2005, as a result of a successfully completed Phase I single and multiple dose study in the U.K., a milestone payment was made to Glenmark pursuant to the terms of the collaboration agreement. We anticipate this project will move into Phase II testing during calendar 2006.

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase IIB/III clinical study for the treatment of acute ischemic stroke.

• During the third quarter of fiscal 2006, Forest discontinued its research program with ChemoCentryx, Inc. with respect to the characterization of certain compounds derived from ChemoCentryx Inc's technologies.

The effective tax rate decreased to 19% in fiscal 2006 as compared to 29% and 21% in fiscal years 2005 and 2004, respectively. The effective tax rate for fiscal 2006 was lower primarily due to a one-time reversal in the first quarter of $36,414 related to the fiscal 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 23% and 22% in fiscal 2006 and fiscal 2005, respectively, and is lower than the U.S. statutory tax rate principally due to the proportional mix of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing income from our operations in Ireland, which operate under tax incentives that currently expire in 2010.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contained numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, new Internal Revenue Code Section 965, includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision is effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must be invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of worker hiring and training, infrastructure, research and development, capital investment and the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction must not exceed the greater of $500,000 or the earnings reported on the company's financial statements pursuant to Accounting Principles Board Opinion No. 23 as permanently invested earnings for financial statements certified on or before June 30, 2003. Forest, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, executed such a qualifying repatriation in fiscal 2005 in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act may be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in our fiscal 2005 income tax expense. In the first quarter of fiscal 2006, we reversed $36,414 of this accrual based on updated guidance issued by the U.S. Treasury Department. Since the originally enacted law did not specifically address whether the deduction applied to the required tax gross-up related to the dividend as of the date the financial statements were prepared for the March 2005 quarter, Forest accrued the tax assuming the deduction did not apply which represented an additional $36,414 of tax. In May 2005 the U.S. Treasury Department clarified that the dividend received deduction does in fact apply to the tax gross-up amount and accordingly we were allowed to reverse the $36,414.

The U.S. Treasury Department further clarified that a safe harbor was available to those taxpayers who have established that the dividend amounts have been invested in the United States pursuant to the domestic reinvestment plan in satisfaction of the requirements of IRC §965. The safe harbor provides that if the taxpayer has made 60% of the permitted expenditures within three years, including the election year, and files a report stating that it intends to make the remaining amount of the investments, if any, pursuant to the reinvestment plan no later than the end of the fourth taxable year following the election year, then the Internal Revenue Service will deem the taxpayer to have satisfied the statutory requirements. As of March 2006, the Company has made 100% of the permitted expenditures pursuant to its domestic reinvestment plan and, accordingly, will satisfy the safe harbor requirements once the report is filed with its tax return.

We expect to continue our profitability into fiscal 2007 with continued growth in our principal promoted products.

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales to arrive at net sales for a reporting period. If estimates are not representative of actual settlements, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

The accruals are estimated based on available information, including third party data, regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rates. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense. Adjustments to estimates are recorded when customer credits are issued or payments are made to third parties.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If, despite such periodic assessments and adjustments, the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $39,209 at March 31, 2006 and $60,724 at March 31, 2005. Commercial discounts and other rebate accruals were $54,927 at March 31, 2006 and $50,406 at March 31, 2005. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	March 31, 2006 $171,119 273,407 (291,227) (17,820) 33,077 (32,598) 479 405,742 (401,243) 4,499 $158,277 =======	March 31, 2005 $266,209 181,491 (253,281) (71,790) 29,068 (34,478) (5,410) 370,329 (388,219) (17,890) $171,119 =======

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

Sales incentives are generally given in connection with a new product launch. These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped. New product launches may result in expected temporary increases in wholesaler inventories, which as described above, are closely monitored and historically have not resulted in increased product returns.

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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