Form 10-Q
period 2006-06-30
FOREST LABORATORIES INC
filed 2006-08-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Number of shares outstanding of Registrant's Common Stock as of August 9, 2006: 317,966,054.

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
            MARKET RISK

            ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 1A. RISK FACTORS

            ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
            AND ISSUER REPURCHASES OF EQUITY SECURITIES

            ITEM 6. EXHIBITS

            EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2006 (Unaudited)	March 31, 2006

Assets

Current assets: Cash (including cash equivalent investments of $865,656 in June and $717,742 in March)	$ 867,690	$ 718,974
Marketable securities	200,151	308,504
Accounts receivable, less allowance for doubtful accounts of $18,946 in June and $18,941 in March	354,930	366,538
Inventories, net	559,136	635,719
Deferred income taxes	157,181	157,290
Other current assets	42,380	20,162
Total current assets	2,181,468	2,207,187

Marketable securities	565,261	295,116

Property, plant and equipment	546,548	535,047
Less: accumulated depreciation	171,294	159,387
	375,254	375,660
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $336,070 in June and $321,520 in March	197,717	211,785
Deferred income taxes	10,142	13,870
Other	1,257	1,257
Total other assets	224,081	241,877

Total assets	$3,346,064	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2006 (Unaudited)	March 31, 2006

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 137,710	$ 140,911
Accrued expenses	268,395	242,790
Income taxes payable	67,468	37,266
Total current liabilities	473,573	420,967

Deferred income taxes	706	1,064

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 413,243 shares in June and 412,124 shares in March	41,324	41,212
Additional paid-in capital	1,059,523	1,023,079
Retained earnings	4,403,860	4,203,253
Accumulated other comprehensive income	13,762	6,762
Treasury stock, at cost
(92,668 shares in June and 90,784 shares in March)	(2,646,684)	(2,576,497)
Total stockholders' equity	2,871,785	2,697,809

Total liabilities and stockholders' equity	$3,346,064	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,
	2006	2005

Net sales	$758,768	$674,653
Contract revenue	42,662	26,269
Other income	14,908	10,844
	816,338	711,766

Costs and expenses: Cost of sales	175,685	158,846
Selling, general and administrative	244,383	268,473
Research and development	139,082	56,393
	559,150	483,712

Income before income tax expense	257,188	228,054

Income tax expense	56,581	11,477

Net income	$200,607	$216,577
	=======	=======
Net income per common share:

Basic	$0.62	$0.63
	====	====
Diluted	$0.62	$0.62
	====	====
Weighted average number of common shares outstanding:

Basic	321,503	343,107
	======	======
Diluted	325,915	348,043
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30,
	2006	2005

Net income	$200,607	$216,577
Other comprehensive income (loss)	7,000	(6,254)

Comprehensive income	$207,607	$210,323
	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 200,607	$ 216,577
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	11,211	7,090
Amortization and impairments	14,549	10,938
Stock-based compensation expense	8,759
Deferred income tax benefit	(673)	(2,479)
Foreign currency transaction loss (gain)	(144)	908
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	11,608	18,564
Inventories, net	76,583	(13,895)
Other current assets	(22,218)	(19,923)
Increase (decrease) in:
Accounts payable	(3,201)	(58,532)
Accrued expenses	25,605	6,319
Income taxes payable	30,202	7,005
Decrease in other assets		84
Net cash provided by operating activities	352,888	172,656

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(10,332)	(10,305)
Purchase of marketable securities	(485,980)	(67,873)
Redemption of marketable securities	324,188	136,441
Net cash provided by (used in) investing activities	(172,124)	58,263

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	21,972	8,818
Tax benefit realized from the exercise of stock options by employees	9,411	6,298
Purchase of treasury stock	(69,621)	(310,962)
Net cash used in financing activities	(38,238)	(295,846)

Effect of exchange rate changes on cash	6,190	(5,914)
Increase (decrease) in cash and cash equivalents	148,716	(70,841)
Cash and cash equivalents, beginning of period	718,974	1,165,498
Cash and cash equivalents, end of period	$ 867,690	$1,094,657
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$17,658	$652

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	June 30, 2006
(In thousands)	(Unaudited)	March 31, 2006

Trade	$305,354	$294,094
Other	49,576	72,444
	$354,930	$366,538
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2006
(In thousands)	(Unaudited)	March 31, 2006

Raw materials	$300,947	$397,703
Work in process	5,836	7,828
Finished goods	252,353	230,188
	$559,136	$635,719
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended June 30,
	2006	2005
Basic	321,503	343,107
Effect of assumed conversion of employee stock options	4,412	4,936
Diluted	325,915	348,043
	======	======

Options to purchase approximately 10,058 shares of common stock at exercise prices ranging from $40.00 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2006 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016. Options to purchase approximately 11,951 shares of common stock at exercise prices ranging from $37.86 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2005 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2015.

5.   Stock-Based Compensation (In thousands):

The Company has various employee stock option plans from which options are granted to certain employee and non-employee directors which entitle the purchase of shares of common stock at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options generally vest in three to five years and are exercisable for five to ten years from the date of issuance. Awards are granted by the Board of Directors under the terms of the Company’s 1998, 2000 and 2004 stock option plans, all of which expire after 10 years. As of June 30, 2006, 38,000 shares were authorized and 7,901 were available for grant.

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using the Black-Scholes valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant.

The Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, $8,759 of compensation expense ($7,426 net of tax) was recorded in the first quarter of fiscal 2007 to cost of sales, selling, general and administrative and research and development expense, as appropriate, while the proforma schedule required for SAFS 123 below shows the compensation expense for the first quarter of fiscal 2006. Total compensation cost related to non-vested stock option awards not yet recognized was $75,722, pre-tax, and the weighted-average period over which the cost is expected to be recognized is approximately 2.5 years. Amounts capitalized as part of inventory costs were not significant.

The Company’s unaudited condensed consolidated statements of cash flows presents stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities as well as a reclassification of the tax benefit realized from the exercise of stock options by employees (in excess of the compensation costs recognized) from operating activities to financing activities as required by SFAS 123R.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with SFAS 123R, takes into consideration the compensation cost attributed to future services not yet recognized.

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	Three Months Ended
June 30, 2005
Net income:
As reported	$216,577
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax	(7,698)
Pro forma	$208,879
=======
Net income per common share:
Basic:
As reported	$0.63
Pro forma	$0.61
Diluted:
As reported	$0.62
Pro forma	$0.60

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Three months ended June 30,	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	34.20%	27.74%
Risk-free interest rate	5.0%	4.0%
Expected life of options (years)	5	5

The Company has never declared a cash dividend. The expected stock price volatility is based on implied volatilities from traded options on the Company’s stock as well as historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life is based on vesting and represents the period of time that granted options are expected to be outstanding.

The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $21,988. The weighted-average grant date fair value per stock option granted during the three-month period was $15.06. The total cash received as a result of stock option exercises for the three months ended June 30, 2006 was approximately $21,972. In connection with these exercises, the tax benefit realized was $6,939. The Company settles employee stock option exercises with newly issued common shares.

The following table summarizes information about the employee stock option plans for the quarter ended June 30, 2006:

	Shares (In thousands)	Weighted-average exercise price	Weighted-average remaining contractual life (In years)	Aggregate intrinsic value (In thousands)

Outstanding at April 1, 2006	24,065	$33.98
Granted	174	38.94
Exercised	(1,118)	20.16
Forfeited	(181)	43.97
Outstanding at June 30, 2006	22,940	$34.62	3.8	$169,249
	=====	=====	==	=======
Exercisable at June 30, 2006	15,282	$29.91	3.6	$168,179
	=====	=====	==	=======

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended June 30,
	2006	2005

Central nervous system (CNS)	$663,929	$579,931
Cardiovascular	14,785	17,686
Other	80,054	77,036
	$758,768	$674,653
	=======	=======

7.   Recently Issued Accounting Standard:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements and does not anticipate a material effect.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

For the quarter ended June 30, 2006, total net revenues increased as compared with the June 30, 2005 quarter due to strong sales growth of our key marketed products, Lexapro® and Namenda®, and higher co-promotion income from Benicar®. Net income decreased during the current quarter as compared to the same quarter last year principally because of the following: a) In April 2006 we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to LAS34273, a long-acting muscarinic antagonist which is being developed for the treatment of chronic obstructive pulmonary disease (COPD). In connection with this agreement, Almirall received an upfront license payment of $60,000; b) The June 30, 2006 quarter includes $8,759 of pretax stock-based compensation expense related to our adoption of SFAS 123R. No such expense is included in the June 30, 2005 quarter; and c) the June 30, 2005 quarter includes a one-time tax reversal of $36,414 related to the repatriation of foreign funds pursuant to the American Jobs Creation Act.

During fiscal 2005 our Board of Directors (the Board) approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock and in fiscal 2006 the Board approved the 2006 Repurchase Program for up to 25 million shares. As of March 31, 2006, all 55 million shares of common stock under those two plans had been repurchased. On May 18, 2006, the Board authorized a new share repurchase program for up to 25 million shares of common stock (the 2007 Repurchase Program). In the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621 and as of August 8, 2006, we have repurchased a total of 4.5 million shares at a cost of $189,539 under the 2007 Repurchase Program.

Financial Condition and Liquidity

Net current assets decreased by $78,325 from March 31, 2006. Cash and cash equivalents increased while short term marketable securities decreased in order to fund the 2007 Repurchase Program. During the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621, leaving 23.1 million shares still available for repurchase. Long-term marketable securities increased as well, as certain funds, not required to fund the share repurchase program, were shifted to longer-term in order to receive more favorable rates of return. Trade accounts receivable increased due to higher sales of our principal branded products, while other accounts receivable decreased due to the timing of receipt of payments from Daiichi Sankyo for our co-promotion of Benicar. The decrease in inventories was primarily the result of our bringing raw material inventory down to more normalized levels now that Lexapro, Namenda and Campral® are in their post-launch phases. We believe that current inventory levels are adequate to support the growth in our ongoing business. Other current assets increased due principally to the renewal of our insurance programs, which are paid in full at the time of renewal and expensed over the course of the policy years. Increases in accrued expenses were due to normal operating activities and income taxes payable increased due to accruals made during the quarter for federal income taxes.

Property, plant and equipment before depreciation expense increased only slightly from March 31, 2006, due to the completion of several major expansion and renovation projects undertaken last year. We currently have only one major facilities expansion underway, the refurbishing of a 90,000 square foot plant in Ireland which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. We are also in the planning stages for the buildout of an additional research and development laboratory facility on Long Island. During the current period, we also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

During fiscal 2005 our Board of Directors (the Board) approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock and in fiscal 2006 the Board approved the 2006 Repurchase Program for up to 25 million shares. As of March 31, 2006, all 55 million shares of common stock under those two plans had been repurchased. On May 18, 2006, the Board authorized a new share repurchase program for up to 25 million shares of common stock (the 2007 Repurchase Program). In the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621 and as of August 8, 2006, we have repurchased a total of 4.5 million shares, leaving us the authority to purchase 20.5 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the 2007 Repurchase Program.

Results of Operations

For the quarter ended June 30, 2006, net sales increased $84,115 to $758,768, a 12% increase from the June 30, 2005 quarter, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $507,033, grew 10% and contributed $45,961 to the net sales change, of which $16,571 was due to volume and $29,390 was due to price. In fiscal 2004, we received notification from two generic manufacturers, Ivax Pharmaceuticals, Inc. (now owned by Teva Pharmaceuticals and hereinafter referred to as Teva) and Alphapharm Pty Ltd. (Alphapharm), that they had filed an Abbreviated New Drug Application (ANDA) with a Paragraph IV Certification with the FDA for a generic equivalent to Lexapro. Also in fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva and Alphapharm for patent infringement. On October 4, 2005, Forest and Lundbeck entered into a Settlement Agreement with Alphapharm. Under the terms of the Settlement Agreement, Alphapharm acknowledges that our patent is valid, enforceable and infringed by Alphapharm’s proposed product and agreed to modify its ANDA filing accordingly. When Lexapro becomes generic (in 2012), Forest and Lundbeck have agreed to appoint Alphapharm as the exclusive distributor of generic Lexapro for a term of five years, subject to Alphapharm’s right to renew for successive one year periods. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012.

During the current period, a third generic manufacturer, Caraco Pharmaceuticals Laboratories, Ltd. (Caraco), filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. On July 11, 2006, Forest and Lundbeck filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Net sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 32%, an increase of $36,378 as compared to the same period last year to $151,082 for the current quarter, of which $36,172 was due to volume and $206 was due to price. Namenda is the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. We anticipate Namenda continuing positive growth through fiscal 2007.

Sales of Campral, which was launched in the fourth quarter of fiscal 2005, amounted to $7,510 as compared to $4,324 in last year’s first quarter. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the current quarter was $42,662 compared to $26,269 in the same period last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $41,717 as compared to $24,267 last year. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined).

Other income for the current quarter increased over the same period last year primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales remained virtually unchanged year over year – 23.2% for the June 2006 quarter as compared with 23.5% for the June 2005 quarter.

Selling, general and administrative expenses decreased $24,090 in the current quarter as compared to the same period last year. This year’s quarter includes expenses related to the adoption of SFAS 123R, while last year’s quarter included expenses for a national sales meeting and launch expenses surrounding Campral and Combunox®.

Research and development expense increased $82,689 in the current quarter primarily due to a $60,000 payment to Almirall Prodesfarma, S.A. for the U.S. rights to LAS34273, a long-acting muscarinic antagonist starting Phase III studies for the treatment of COPD.

Research and development expense also reflects the following:

• During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA around the end of calendar 2006.

• Also during the fourth quarter of fiscal 2006, we entered into an agreement with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections. The New Drug Application for faropenem continues to be under review at the FDA and we anticipate an October action date.

• During the third quarter of fiscal 2006, we entered into an agreement with Gedeon Richter Limited for the U.S. and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5).

• During the second quarter of fiscal 2006, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance; however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Therefore, the size of our ongoing second Phase III study was modified from approximately 800 patients to 1,100 patients and a third randomized pivotal Phase III study was commenced in early 2006.

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

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. The initiation of Phase II testing, originally scheduled for calendar 2006, has been delayed pending the provision of certain additional preclinical data to the FDA.

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase IIB/III clinical study for the treatment of acute ischemic stroke.

The effective tax rate increased to 22% in the current quarter as compared to 5% in the same period last year primarily due to a one-time reversal of $36,414 in the June 2005 quarter related to the March 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 21% and is lower than the U.S. statutory tax rate in both periods due to the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

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

Stock-Based Compensation

On April 1, 2006 we adopted SFAS 123R "Share-Based Payment" under the modified prospective method. Since we had previously accounted for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" we recorded stock option expense in the first quarter of fiscal 2007 while no expense was recorded in fiscal 2006. Also under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as financing activities on the condensed consolidated statements of cash flows. Prior to adoption, such tax benefits were reported as an increase to operating activities. The adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

We account for our employee stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant and generally have a 5 to 10 year term. The fair value of stock option grants are amortized to expense on an even basis over the vesting period, up to 5 years.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $30,411 at June 30, 2006 and $52,729 at June 30, 2005. Commercial discounts and other rebate accruals were $77,961 at June 30, 2006 and $53,902 at June 30, 2005. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	June 30, 2006 $158,277 88,512 (75,534) 12,978 5,974 (4,443) 1,531 102,943 (95,332) 7,611 $180,397 =======	June 30, 2005 $171,119 56,818 (61,233) (4,415) 6,540 (7,601) (1,061) 106,890 (101,571) 5,319 $170,962 =======

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

Part II - Other Information

Item 1.  Legal Proceedings

             Forest is party to certain legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

             On July 13, 2006, the United States District Court for the District of Delaware issued a decision in the action brought by us and H. Lundbeck A/S against Ivax Pharmaceuticals
             (now Teva Pharmaceuticals) for patent infringement based on Teva’s filing of an
             Abbreviated New Drug Application for a generic equivalent to our Lexapro brand escitalopram oxalate. The Court entered judgment in favor of Forest and Lundbeck and held that our Lexapro patent was valid and enforceable.

             On July 14, 2006, we were named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA
             Wholesale, Inc. in the United States District Court for the Eastern District of New York
             under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. Forest believes there is no merit to plaintiff’s claims and intends to vigorously defend this matter.

             On July 31, 2006 the United States District Court for the Southern District of New
             York granted in part and denied in part our motion to dismiss the consolidated securities complaint currently pending against us and certain of our executive officers.
             Plaintiffs were given leave to file an Amended Complaint on or before August 28, 2006 and the Court has scheduled a status conference for September 18, 2006.

Item 1A.Risk Factors

              There have been no material changes with respect to the risk factors disclosed in our Annual
              Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity
              Securities

             Purchase of equity securities by Forest:

             During fiscal 2005, our Board of Directors authorized a share repurchase program for up to 30 million shares of common stock (the 2005 Repurchase Program). As of May 11, 2005, all of
             these shares were repurchased, completing the program. In May 2005, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock (the 2006
             Repurchase Program). As of February 27, 2006 all of these shares were repurchased, completing the program.

             On May 18, 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. As of August 8, 2006,
             20.5 million shares were available for repurchase under the 2007 Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the first quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
4/1/06 through 4/30/06	-	-	-	-
5/1/06 through 5/31/06	400,000	$37.42	400,000	24,600,000
6/1/06 through 6/30/06	1,470,000	$37.18	1,470,000	23,130,000

 (1)  All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006 and has no set expiration date. We are authorized to purchase up to 25 million shares of our common stock under the 2007 Repurchase Program.

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

Date: August 9, 2006

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer