Form 10-Q
period 2006-09-30
FOREST LABORATORIES INC
filed 2006-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Number of shares outstanding of Registrant's Common Stock as of November 9, 2006: 316,723,810.

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

            ITEM 1A. RISK FACTORS

            ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
            AND ISSUER REPURCHASES OF EQUITY SECURITIES

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            ITEM 6. EXHIBITS

             EXHIBIT 10.13
             EXHIBIT 10.14
             EXHIBIT 31.1
            EXHIBIT 31.2
            EXHIBIT 32.1
            EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2006 (Unaudited)	March 31, 2006

Assets

Current assets: Cash (including cash equivalent investments of $502,619 in September and $413,347 in March)	$ 503,964	$ 414,579
Marketable securities	480,796	612,899
Accounts receivable, less allowance for doubtful accounts of $18,927 in September and $18,941 in March	361,403	366,538
Inventories, net	509,226	635,719
Deferred income taxes	158,488	157,290
Other current assets	35,857	20,162
Total current assets	2,049,734	2,207,187

Marketable securities	711,095	295,116

Property, plant and equipment	551,963	535,047
Less: accumulated depreciation	181,452	159,387
	370,511	375,660
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $355,147 in September and $321,520 in March	178,725	211,785
Deferred income taxes	10,142	13,870
Other	1,159	1,257
Total other assets	204,991	241,877

Total assets	$3,336,331	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2006 (Unaudited)	March 31, 2006

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 173,472	$ 140,911
Accrued expenses	274,067	242,790
Income taxes payable	56,288	37,266
Total current liabilities	503,827	420,967

Deferred income taxes	468	1,064

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 414,704 shares in September and 412,124 shares in March	41,470	41,212
Additional paid-in capital	1,118,151	1,023,079
Retained earnings	4,644,971	4,203,253
Accumulated other comprehensive income	14,733	6,762
Treasury stock, at cost
(99,845 shares in September and 90,784 shares in March)	(2,987,289)	(2,576,497)
Total stockholders' equity	2,832,036	2,697,809

Total liabilities and stockholders' equity	$3,336,331	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net sales	$778,676	$691,633	$1,537,444	$1,366,286
Contract revenue	48,909	32,303	91,571	58,572
Other income	19,390	12,536	34,298	23,380
	846,975	736,472	1,663,313	1,448,238

Costs and expenses: Cost of sales	185,098	158,415	360,783	317,261
Selling, general and administrative	259,008	253,237	503,391	521,710
Research and development	93,752	65,473	232,834	121,866
	537,858	477,125	1,097,008	960,837

Income before income tax expense	309,117	259,347	566,305	487,401

Income tax expense	68,006	54,463	124,587	65,940

Net income	$241,111	$204,884	$ 441,718	$ 421,461
	=======	=======	========	========
Net income per common share:

Basic	$0.76	$0.60	$1.38	$1.23
	====	====	====	====
Diluted	$0.75	$0.59	$1.36	$1.21
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	317,809	340,531	319,623	341,808
	======	======	======	======
Diluted	322,581	345,815	324,256	346,883
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net income	$241,111	$204,884	$441,718	$421,461
Other comprehensive income (loss)	971	289	7,971	(5,965)

Comprehensive income	$242,082	$205,173	$449,689	$415,496
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 441,718	$ 421,461
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	22,557	17,799
Amortization and impairments	33,627	21,662
Stock-based compensation expense	17,898
Deferred income tax benefit	(1,272)	(5,234)
Foreign currency transaction loss (gain)	(380)	833
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	5,135	(32,087)
Inventories, net	126,493	(44,359)
Other current assets	(15,695)	(14,294)
Increase (decrease) in:
Accounts payable	32,561	(43,150)
Accrued expenses	31,277	(7,146)
Income taxes payable	19,022	(8,919)
Decrease in other assets	98	78
Net cash provided by operating activities	713,039	306,644

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(16,941)	(28,286)
Purchase of marketable securities	(1,184,573)	(1,132,969)
Redemption of marketable securities	900,697	674,337
Net cash used in investing activities	(300,817)	(486,918)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	62,891	42,937
Tax benefit realized from the exercise of stock options by employees	16,180	17,110
Purchase of treasury stock	(409,225)	(310,962)
Net cash used in financing activities	(330,154)	(250,915)

Effect of exchange rate changes on cash	7,317	(5,600)
Increase (decrease) in cash and cash equivalents	89,385	(436,789)
Cash and cash equivalents, beginning of period	414,579	788,553
Cash and cash equivalents, end of period	$ 503,964	$ 351,764
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$90,835	$62,953

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Certain variable-rate demand notes have been reclassified from cash equivalents to current marketable securities. Based on the Company’s re-evaluation, the Company has reclassified its demand notes at March 31, 2006 of $304,395 from cash equivalents to current marketable securities. In addition, "Purchase of marketable securities" and "Redemption of marketable securities" included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of demand notes.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	September 30, 2006
(In thousands)	(Unaudited)	March 31, 2006

Trade	$310,824	$294,094
Other	50,579	72,444
	$361,403	$366,538
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	September 30, 2006
(In thousands)	(Unaudited)	March 31, 2006

Raw materials	$279,865	$397,703
Work in process	8,550	7,828
Finished goods	220,811	230,188
	$509,226	$635,719
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic	317,809	340,531	319,623	341,808
Effect of assumed conversion of employee stock options	4,772	5,284	4,633	5,075
Diluted	322,581	345,815	324,256	346,883
	======	======	======	======

Options to purchase approximately 3,761 shares of common stock at exercise prices ranging from $48.34 to $76.66 per share and options to purchase approximately 5,955 shares of common stock at exercise prices ranging from $43.30 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2006, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016. Options to purchase approximately 7,512 shares of common stock at exercise prices ranging from $42.54 to $76.66 per share and options to purchase approximately 8,916 shares of common stock at exercise prices ranging from $39.52 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2005, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2015.

5.   Stock-Based Compensation (In thousands):

The Company has various employee stock option plans from which options are granted to certain employee and non-employee directors which entitle the purchase of shares of common stock at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options generally vest in three to five years and are exercisable for five to ten years from the date of issuance. Awards are granted by the Board of Directors under the terms of the Company’s 1998, 2000 and 2004 stock option plans, all of which expire after 10 years. As of September 30, 2006, 38,000 shares were authorized and 7,167 were available for grant.

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

The Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, compensation expense of $9,139 ($7,789 net of tax) and $17,898 ($15,215 net of tax) was recorded for the three and six-month periods ended September 30, 2006 to cost of sales, selling, general and administrative and research and development expense, as appropriate, while the proforma schedule required for SAFS 123 below shows the compensation expense for the same three and six-month periods of the prior year. Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2006 was $75,137, pre-tax, and the weighted-average period over which the cost is expected to be recognized is approximately 2.5 years. Amounts capitalized as part of inventory costs were not significant.

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

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
(In thousands, except per share data)
Net income:
As reported	$204,884	$421,461
Deduct: Total stock-based employee compensation
expense determined under fair value method, net of tax	(8,128)	(15,826)
Pro forma	$196,756	$405,635
	=======	=======
Net income per common share:
Basic:
As reported	$0.60	$1.23
Pro forma	$0.58	$1.19
Diluted:
As reported	$0.59	$1.21
Pro forma	$0.57	$1.17

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Three months ended September 30,	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	28.20%	29.30%
Risk-free interest rate	4.9%	4.2%
Expected life of options (years)	5	5

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

The total intrinsic value of stock options exercised during the three and six months ended September 30, 2006 was $26,660 and $48,648. The weighted-average grant date fair value per stock option granted during the three and six-month periods were $14.43 and $14.52. The total cash received as a result of stock option exercises for the three and six months ended September 30, 2006 was approximately $40,918 and $62,890. In connection with these exercises, the tax benefit realized was $7,715 and $14,654. The Company settles employee stock option exercises with newly issued common shares.

The following table summarizes information about the employee stock option plans for the six months ended September 30, 2006:

	Shares (In thousands)	Weighted-average exercise price	Weighted-average remaining contractual life (In years)	Aggregate intrinsic value (In thousands)

Outstanding at April 1, 2006	24,065	$33.98
Granted	1,118	44.99
Exercised	(2,580)	24.99
Forfeited	(418)	43.53
Outstanding at September 30, 2006	22,185	$35.41	3.9	$347,694
	=====	=====	==	=======
Exercisable at September 30, 2006	14,437	$30.56	3.6	$293,637
	=====	=====	==	=======

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Central nervous system (CNS)	$685,134	$596,374	$1,349,063	$1,176,305
Cardiovascular	14,536	17,185	29,321	34,871
Other	79,006	78,074	159,060	155,110
	$778,676	$691,633	$1,537,444	$1,366,286
	=======	=======	========	========

7.   Recently Issued Accounting Standard:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires an employer to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position; measure a plan’s assets and its obligations that determine its funded status as of year-end; and recognize changes in the funded status in the year in which the changes occur. The statement is effective at the end of the 2007 fiscal year and the Company does not anticipate a material effect.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues and net income for the quarter and six months ended September 2006 increased as compared to the quarter and six months ended September 2005 due to strong sales growth of our key marketed products, Lexapro® and Namenda®, and higher co-promotion income from Benicar®. These increases were achieved even though the following expenses were incurred: a) In April 2006 we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to LAS34273, a long-acting muscarinic antagonist which is being developed for the treatment of chronic obstructive pulmonary disease (COPD). In connection with this agreement, Almirall received an upfront license payment of $60,000; b) The September 30, 2006 quarter includes $9,139 of pretax stock-based compensation expense related to our adoption of SFAS 123R and the six month period includes $17,898 of pretax stock-based compensation expense. No such expense is included in either period of last year; and c) the June 30, 2005 quarter includes a one-time tax reversal of $36,414 related to the repatriation of foreign funds pursuant to the American Jobs Creation Act.

On September 5, 2006, our Board of Directors appointed Lawrence S. Olanoff, M.D., Ph.D. as President and Chief Operating Officer and as a Director. Dr. Olanoff rejoined Forest on October 30, 2006, having served as our Executive Vice President and Chief Scientific Officer for the ten years ended July 2005. Dr. Olanoff succeeded Kenneth E. Goodman who retired after 26 years with Forest, and who will remain a member of our Board of Directors.

Financial Condition and Liquidity

Net current assets decreased by $240,313 from March 31, 2006. Cash and cash equivalents increased while short-term marketable securities decreased in order to fund the 2007 Repurchase Program described below. During the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621 and in the current quarter we repurchased another 7.2 million shares at a cost of $339,604, leaving 16 million shares still available for repurchase. Long-term marketable securities increased as well, as certain funds, not required to fund the share repurchase program, were shifted to longer-term, principally auction rate notes, in order to receive more favorable rates of return. Trade accounts receivable increased due to higher sales of our principal branded products, while other accounts receivable decreased due to the timing of receipt of payments from Daiichi Sankyo for our co-promotion of Benicar. Inventories decreased as we continue to bring raw material inventory down to more normalized levels now that Lexapro, Namenda and Campral® are in their post-launch phases. We believe that current inventory levels are adequate to support the growth in our ongoing business. Other current assets increased principally due to the renewal of insurance programs in the June 2006 quarter, which are paid in full at the time of renewal and expensed over the course of the policy years. Increases in accounts payable, accrued expenses and income taxes payable were due to normal fluctuations in ongoing operations.

Property, plant and equipment before accumulated depreciation increased from March 31, 2006, due to the completion of several major expansion and renovation projects undertaken last year. We currently have only one major facilities expansion underway, the refurbishing of a 90,000 square foot plant in Ireland which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. During the current period, we continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

During fiscal 2005 our Board of Directors (the Board) approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock and in fiscal 2006 the Board approved the 2006 Repurchase Program for up to 25 million shares. As of March 31, 2006, all 55 million shares of common stock under those two plans had been repurchased. On May 18, 2006, the Board authorized a new share repurchase program for up to 25 million shares of common stock (the 2007 Repurchase Program). In the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621 and in the current quarter we repurchased 7.2 million shares at a cost of $339,604. As of November 8, 2006, we have repurchased a total of 10.3 million shares under the 2007 Repurchase Program, leaving us the authority to purchase 14.7 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the 2007 Repurchase Program.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2006 increased 12.6% and 12.5%, respectively, from the same periods last year to $778,676 and $1,537,444, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $522,662 and $1,029,695 for the quarter and six months, grew 12% and 11%, respectively, and contributed $55,286 and $101,247 to the net sales change, of which $26,448 and $43,019 was due to volume and $28,838 and $58,228 was due to price. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva Pharmaceuticals (Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva has filed an appeal of the court’s ruling.

Net sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 26% and 29% in the current quarter and six months, respectively, and totaled $155,586 and $306,668. This represents an increase of $31,654 and $68,032 as compared to the same periods last year, of which $30,273 and $66,445 was due to volume and $1,381 and $1,587 was due to price.

Sales of Campral, which was launched in the fourth quarter of fiscal 2005, amounted to $7,362 and $14,872, respectively, for the three and six-month periods ended September 30, 2006 as compared to $5,229 and $9,553 in the same period last year. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Tiazac® amounted to $14,536 and $29,321, respectively, for the three and six-month periods ended September 30, 2006 as compared to $17,185 and $34,871 in the same period last year. During the current quarter, a third generic equivalent to Tiazac was launched into the market. This may result in reduced average selling prices and lower sales of Tiazac in the future. The remainder of the net sales change for the periods presented was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the three and six months ended September 30, 2006 was $48,909 and $91,571, respectively, compared to $32,303 and $58,572 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $48,315 and $90,031, respectively, as compared to $31,194 and $55,461 last year. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined).

Other income for the current quarter and six months increased over the same periods last year primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales was 23.8% and 23.5% for the three and six-month periods of the current year as compared with 22.9% and 23.2% for the prior year due mainly to costs associated with the closing of our Inwood Long Island facilities.

Selling, general and administrative expenses increased $5,771 for the quarter and decreased $18,319 for the six-month period ended September 30, 2006 as compared to the same periods last year. This year’s three and six month periods include pretax stock-based compensation expense related to the adoption of SFAS 123R of $6,609 and $12,861, respectively. No such expense was recorded in the same periods of last year. Last year’s six months included expenses for sales meetings and launch expenses surrounding Campral and Combunox®. This year our sales meetings will be held in the second half of the year and pre-launch costs associated with nebivolol are also planned in the latter part of the year.

Research and development expense increased $28,279 and $110,968 in the three and six-month periods ended September 30, 2006 primarily due a $60,000 payment to Almirall Prodesfarma, S.A. in the June 2006 quarter for the U.S. rights to LAS34273, a long-acting muscarinic antagonist currently in Phase III studies for the treatment of COPD. Pretax stock-based compensation expense related to the adoption of SFAS 123R totaled $2,181 and $4,347 for the three and six months ended September 30, 2006. No such expense was recorded in the same periods of last year. Research and development expense also included the activities reflected below:

• During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA early in fiscal 2008.

• Also during the fourth quarter of fiscal 2006, we entered into an agreement with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections. Replidyne submitted an NDA in December 2005 for four indications: acute bacterial sinusitis (ABS), community acquired pneumonia (CAP), acute exacerbation of chronic bronchitis (AECB) and uncomplicated skin and skin structure infections (SSSI). On October 20, 2006 the FDA issued a non-approvable letter for the NDA covering all four indications. The NDA as filed was based on the results of eleven Phase III clinical trials for these indications and a safety database of more than 5,000 patients. The FDA recommends further clinical studies for all indications but it did not raise any safety concerns or CMC issues related to the product. We and Replidyne intend to discuss clinical plans with the FDA including the number of trials needed for each indication, and expect that a minimum of two years will be required for the completion of the clinical studies.

• During the third quarter of fiscal 2006, we entered into an agreement with Gedeon Richter Limited for the U.S. and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5).

• During the second quarter of fiscal 2006, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance; however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Therefore, the size of our ongoing second Phase III study was modified from approximately 800 patients to 1,100 patients and has been completely enrolled with results expected by the middle of calendar 2007, and a third randomized pivotal Phase III study was commenced in early 2006.

• We have reviewed recent data from clinical investigations of memantine for use in neuropathic pain. The data was consistent with the accumulated body of non-supportive data resulting from this program. Accordingly, we and our partner Merz do not plan further development of memantine for neuropathic pain.

• During the first quarter of fiscal 2006, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of moderate to severe Alzheimer's disease. The study showed sufficient clinical activity, safety and tolerability for us to continue development of the compound and an additional Phase III study is being planned.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. Phase II testing in schizophrenia has been initiated.

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

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase IIB/III clinical study for the treatment of acute ischemic stroke. On October 25, 2006, patient recruitment was put on hold temporarily following a recommendation by the independent Data Monitoring Committee (DMC). The DMC had requested further data in order to facilitate the evaluation of an unspecified potential safety signal. The requested data was submitted to the DMC and on October 27, 2006 the DMC informed us that it had reviewed the cumulative data and recommended the resumption of patient enrollment with no modification of the protocol. We continue to expect that enrollment will be completed around the end of calendar 2006 and that study results will be available by the middle of calendar 2007.

The effective tax rate was 22% and for the three and six-month periods ended September 30, 2006 as compared to 21% and 14% in the same periods last year primarily due to a one-time reversal of $36,414 in the June 2005 quarter related to the March 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 21% and is lower than the U.S. statutory tax rate in both periods due to the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

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

Stock-Based Compensation

On April 1, 2006 we adopted SFAS 123R "Share-Based Payment" under the modified prospective method. Since we had previously accounted for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" we recorded stock option expense in the first and second quarter of fiscal 2007 while no expense was recorded in fiscal 2006. Also under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as financing activities on the condensed consolidated statements of cash flows. Prior to adoption, such tax benefits were reported as an increase to operating activities. The adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $31,642 at September 30, 2006 and $54,061 at September 30, 2005. Commercial discounts and other rebate accruals were $86,336 at September 30, 2006 and $49,877 at September 30, 2005. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance Provision for rebates Settlements Provision for returns Settlements Provision for chargebacks and discounts Settlements Ending balance	September 30, 2006 $158,277 183,300 (162,174) 21,126 13,633 (11,027) 2,606 189,994 (186,110) 3,884 $185,893 =======	September 30, 2005 $171,119 120,384 (127,490) (7,106) 14,488 (18,503) (4,015) 199,369 (200,287) (918) $159,080 =======

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

Part II - Other Information

Item 1.  Legal Proceedings

              Forest is party to certain legal proceedings previously disclosed in our Annual Report on Form
              10-K for the fiscal year ended March 31, 2006 and our report on Form 10-Q for the quarter ended June 30, 2006.

              On July 31, 2006, the United States District Court for the Southern District of New York
              granted in part and denied in part our motion to dismiss the consolidated securities complaint currently pending against us and certain of our executive officers and captioned "In re Forest
               Laboratories, Inc. Securities Litigation." Plaintiffs were given leave to file an Amended
              Complaint on or before August 28, 2006, but did not do so. On October 4, 2006, we filed an answer to the pending complaint which continues to assert that defendants made mutually false and misleading statements and omitted to disclose material facts with respect to certain aspects of our business, prospects and operations with respect to our drugs for the treatment of depression. The Court has ordered the parties to complete discovery by February 28, 2007.

              In an opinion and order entered on September 19, 2006, the United States District Court for the
              Southern District of New York granted in full our motion to dismiss the consolidated shareholder derivative complaint (captioned "In re Forest Laboratories, Inc. Derivative
               Litigation") brought against us and certain of our current and former directors and executive officers, on the ground that plaintiffs failed to make pre-suit demand on the board. On October
              16, 2006, plaintiffs filed a notice of their intention to appeal this dismissal to the United States
              Court of Appeals for the Second Circuit.

              In connection with the matter entitled Louisiana Wholesale Drug Company, Inc. and Rochester
               Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc., described in our Form
              10-K, the Court, by way of a decision dated June 22, 2006, granted the Defendants’ motion for summary judgment. That decision is now on appeal.

              With respect to the Sullivan v. Biovail action described in our Form 10-K, the Court, by way of a decision dated August 19, 2006, granted the motion to dismiss that had been filed by Forest.
              Plaintiffs have filed a motion for reconsideration.

              In connection with the various AWP litigations described in our Form 10-K, the motion to dismiss that had been filed in Kentucky by defendants (including Forest) has been denied by the
              Court. In the Mississippi action, defendants’ motion to dismiss was granted in part and denied in part, and the Plaintiff has now filed an Amended Complaint. It is anticipated that a motion to dismiss will also be filed in connection with the Hawaii action. Two additional New York counties, Oswego and Schenectady, have commenced similar actions in New York State Court, and the State of Alaska has filed an action in State Court. Finally, the various defendants have removed the actions in Alabama, Hawaii, Illinois, Mississippi and the New York County cases brought in Erie, Oswego and Schenectady. The plaintiffs in the various cases have filed, or will be filing, motions to remand.

              With respect to the various product liability lawsuits described in our Form 10-K, we are currently a defendant in approximately 35 active cases.

              Forest is also subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although we believe that the proceedings brought against us are without merit and we have product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

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

             On May 18, 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. As of November 8,
             2006, 14.7 million shares were available for repurchase under the 2007 Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the second quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
7/1/06 through 7/31/06	1,445,100	$44.92	1,445,100	21,684,900
8/1/06 through 8/31/06	4,510,200	$47.83	4,510,200	17,174,700
9/1/06 through 9/30/06	1,200,000	$49.13	1,200,000	15,974,700

 (1)  All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006 and has no set expiration date. We are authorized to purchase up to 25 million shares of our common stock under the 2007 Repurchase Program.

Item 4.   Submission of Matters to a Vote of Security Holders

             (a)    The Company held its Annual Meeting of Stockholders on August 7, 2006.

             (b)    N/A

             (c)    At the annual meeting, holders of the Company's Common Stock voted for the election of seven members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     Holders of the Company's Common Stock voted for the ratification of
                     BDO Seidman, LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2007.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes
Election of Directors:
Howard Solomon	279,498,733			10,170,782
Nesli Basgoz, M.D.	285,487,296			4,182,219
Kenneth E. Goodman	279,873,610			9,795,905
William J. Candee, III	276,381,437			13,288,078
George S. Cohan	279,601,028			10,068,487
Dan L. Goldwasser	279,744,056			9,925,459
Lester B. Salans, M.D.	284,821,657			4,847,858

Ratification of Independent Registered Public Accounting Firm	287,325,557	493,833	1,850,125

Item 6.  Exhibits

             Exhibit 10.13 Letter Agreement dated as of September 5, 2006 between Forest and
                                    Lawrence S. Olanoff, M.D., Ph.D.
             Exhibit 10.14 Employment Agreement dated as of September 5, 2006 between Forest and Lawrence S. Olanoff, M.D., Ph.D.
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

Date: November 9, 2006

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer