Form 10-Q
period 2006-12-31
FOREST LABORATORIES INC
filed 2007-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No         ..

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    X                                Accelerated filer                                    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    X    ..

Number of shares outstanding of Registrant's Common Stock as of February 9, 2007: 317,858,558.

TABLE OF CONTENTS
(Quick Links)

PART I - FINANCIAL INFORMATION

             ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATE MENTS:

                           BALANCE SHEETS
                           STATEMENTS OF INCOME
                           STATEMENTS OF COMPREHENSIVE INCOME
                           STATEMENTS OF CASH FLOWS
                           NOTES TO FINANCIAL STATEMENTS

             ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE S ABOUT
             MARKET RISK

             ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            ITEM 1A. RISK FACTORS

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
             AND ISSUER REPURCHASES OF EQUITY SECURITIES

             ITEM 6. EXHIBITS

             EXHIBIT 10.22
             EXHIBIT 31.1
              EXHIBIT 31.2
              EXHIBIT 32.1
              EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2006 (Unaudited)	March 31, 2006

Assets

Current assets: Cash (including cash equivalent investments of $948,871 in December and $413,347 in March)	$ 951,302	$ 414,579
Marketable securities	541,256	612,899
Accounts receivable, less allowance for doubtful accounts of $20,027 in December and $18,941 in March	381,405	366,538
Inventories, net	433,550	635,719
Deferred income taxes	175,126	157,290
Other current assets	30,395	20,162
Total current assets	2,513,034	2,207,187

Marketable securities	605,339	295,116

Property, plant and equipment	557,119	535,047
Less: accumulated depreciation	191,352	159,387
	365,767	375,660
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $368,074 in December and $321,520 in March	166,161	211,785
Deferred income taxes	22,964	13,870
Other	1,211	1,257
Total other assets	205,301	241,877

Total assets	$3,689,441	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2006 (Unaudited)	March 31, 2006

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 135,281	$ 140,911
Accrued expenses	309,706	242,790
Income taxes payable	82,227	37,266
Total current liabilities	527,214	420,967

Deferred income taxes	757	1,064

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 418,531 shares in December and 412,124 shares in March	41,853	41,212
Additional paid-in capital	1,254,072	1,023,079
Retained earnings	4,895,272	4,203,253
Accumulated other comprehensive income	20,816	6,762
Treasury stock, at cost
(101,139 shares in December and 90,784 shares in March)	(3,050,543)	(2,576,497)
Total stockholders' equity	3,161,470	2,697,809

Total liabilities and stockholders' equity	$3,689,441	$3,119,840
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net sales	$830,431	$714,887	$2,367,875	$2,081,173
Contract revenue	38,914	28,373	130,485	86,945
Other income	23,686	14,570	57,984	37,950
	893,031	757,830	2,556,344	2,206,068

Costs and expenses: Cost of sales	195,539	165,875	556,322	483,136
Selling, general and administrative	268,626	250,725	772,017	772,435
Research and development	112,029	94,188	344,863	216,054
	576,194	510,788	1,673,202	1,471,625

Income before income tax expense	316,837	247,042	883,142	734,443

Income tax expense	66,536	51,879	191,123	117,819

Net income	$250,301	$195,163	$ 692,019	$ 616,624
	=======	=======	========	========
Net income per common share:

Basic	$0.79	$0.58	$2.17	$1.81
	====	====	====	====
Diluted	$0.78	$0.57	$2.14	$1.79
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	316,200	336,890	318,512	340,160
	======	======	======	======
Diluted	320,363	340,663	323,048	344,801
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net income	$250,301	$195,163	$692,019	$616,624
Other comprehensive income (loss)	6,083	(1,171)	14,054	(7,136)

Comprehensive income	$256,384	$193,992	$706,073	$609,488
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 692,019	$ 616,624
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	33,815	28,440
Amortization and impairments	46,554	40,088
Stock-based compensation expense	28,056
Deferred income tax benefit	(33,348)	(16,108)
Foreign currency transaction loss (gain)	(632)	736
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(14,868)	(9,600)
Inventories, net	202,169	(41,809)
Other current assets	(10,233)	(8,258)
Increase (decrease) in:
Accounts payable	(5,630)	(55,920)
Accrued expenses	66,916	(23,678)
Income taxes payable	44,960	(63,217)
Decrease in other assets	46	105
Net cash provided by operating activities	1,049,824	467,403

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(23,118)	(38,969)
Purchase of marketable securities	(1,793,461)	(837,769)
Redemption of marketable securities	1,554,881	781,544
Purchase of license agreements, product rights and other intangibles		(1,397)
Net cash used in investing activities	(261,698)	(96,591)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	155,266	61,955
Tax benefit realized from the exercise of stock options by employees	52,655	17,110
Purchase of treasury stock	(472,279)	(792,115)
Net cash used in financing activities	(264,358)	(713,050)

Effect of exchange rate changes on cash	12,955	(6,302)
Increase (decrease) in cash and cash equivalents	536,723	(348,540)
Cash and cash equivalents, beginning of period	414,579	788,553
Cash and cash equivalents, end of period	$ 951,302	$ 440,013
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$127,067	$180,233

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

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

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	December 31, 2006
(In thousands)	(Unaudited)	March 31, 2006

Trade	$335,449	$294,094
Other	45,956	72,444
	$381,405	$366,538
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2006
(In thousands)	(Unaudited)	March 31, 2006

Raw materials	$248,637	$397,703
Work in process	6,512	7,828
Finished goods	178,401	230,188
	$433,550	$635,719
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Basic	316,200	336,890	318,512	340,160
Effect of assumed conversion of employee stock options	4,163	3,773	4,536	4,641
Diluted	320,363	340,663	323,048	344,801
	======	======	======	======

Options to purchase approximately 3,526 shares of common stock at exercise prices ranging from $50.56 to $76.66 per share and options to purchase approximately 6,923 shares of common stock at exercise prices ranging from $45.76 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2006, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016. Options to purchase approximately 9,956 and 9,154 shares of common stock at exercise prices ranging from $39.52 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2005, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2015.

5.   Stock-Based Compensation (In thousands):

The Company has various employee stock option plans from which options are granted to certain employee and non-employee directors which entitle the purchase of shares of common stock at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options generally vest in three to five years and are exercisable for five to ten years from the date of issuance. Awards are granted by the Board of Directors under the terms of the Company’s 1998, 2000 and 2004 stock option plans, all of which expire after 10 years. As of December 31, 2006, option plans covering 38,000 shares were authorized and options covering 5,186 shares were available for grant.

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

The Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, compensation expense of $10,158 ($8,597 net of tax) and $28,056 ($23,812 net of tax) was recorded for the three and nine-month periods ended December 31, 2006 to cost of sales, selling, general and administrative and research and development expense, as appropriate, while the pro forma schedule required for SFAS 123 below shows the compensation expense for the same three and nine-month periods of the prior year. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2006 was $96,781, pre-tax, and the weighted-average period over which the cost is expected to be recognized is approximately 2.5 years. Amounts capitalized as part of inventory costs were not significant.

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

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
(In thousands, except per share data)
Net income:
As reported	$195,163	$616,624
Deduct: Total stock-based employee compensation
expense determined under fair value method, net of tax	(8,930)	(24,756)
Pro forma	$186,233	$591,868
	=======	=======
Net income per common share:
Basic:
As reported	$0.58	$1.81
Pro forma	$0.55	$1.74
Diluted:
As reported	$0.57	$1.79
Pro forma	$0.55	$1.72

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Three months ended December 31,	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	27.80%	25.00%
Risk-free interest rate	4.6%	4.5%
Expected life of options (years)	5	5

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

The total intrinsic value of stock options exercised during the three and nine months ended December 31, 2006 was $93,372 and $142,011. The weighted-average grant date fair value per stock option granted during the three and nine-month periods were $14.92 and $14.76. The total cash received as a result of stock option exercises for the three and nine months ended December 31, 2006 was approximately $92,375 and $155,266. In connection with these exercises, the tax benefit realized was $34,620 and $49,274. The Company settles employee stock option exercises with newly issued common shares.

The following table summarizes information about the employee stock option plans for the nine months ended December 31, 2006:

	Shares (In thousands)	Weighted-average exercise price	Weighted-average remaining contractual life (In years)	Aggregate intrinsic value (In thousands)

Outstanding at April 1, 2006	24,065	$33.98
Granted	3,349	49.12
Exercised	(6,411)	24.52
Forfeited	(698)	36.84
Outstanding at December 31, 2006	20,305	$39.12	4.2	$794,311
	=====	=====	==	=======
Exercisable at December 31, 2006	11,900	$33.98	3.4	$404,354
	=====	=====	==	=======

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Central nervous system (CNS)	$728,844	$609,709	$2,077,907	$1,786,014
Cardiovascular	11,734	16,416	41,055	51,287
Other	89,853	88,762	248,913	243,872
	$830,431	$714,887	$2,367,875	$2,081,173
	=======	=======	========	========

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

On December 14, 2006 we entered into a definitive merger agreement to acquire Cerexa, Inc., a privately held biopharmaceutical company based in Alameda, California. The acquisition was completed on January 11, 2007 in a cash transaction for $494,000. Cerexa has significant experience in the development of novel injectable antibiotics. Pursuant to the acquisition, we will obtain worldwide development and marketing rights, excluding Japan, to two development stage injectable antibiotics and an option to a third early stage injectable antibiotic.

Total net revenues and net income for the quarter and nine months ended December 2006 increased as compared to the quarter and nine months ended December 2005 due to strong sales growth of our key marketed products, Lexapro® and Namenda®, and higher co-promotion income from Benicar®. These increases were achieved even though the following expenses were incurred: a) In April 2006 we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to LAS34273, a long-acting muscarinic antagonist which is being developed for the treatment of chronic obstructive pulmonary disease (COPD). In connection with this agreement, Almirall received an upfront license payment of $60,000; b) The December 31, 2006 quarter includes $10,158 of pretax stock-based compensation expense related to our adoption of SFAS 123R and the nine-month period includes $28,056 of pretax stock-based compensation expense. No such expense is included in either period of last year; c) During the December 2006 quarter we paid $20,000 in connection with a development milestone; and d) The June 30, 2005 quarter includes a one-time tax reversal of $36,414 related to the repatriation of foreign funds pursuant to the American Jobs Creation Act.

Financial Condition and Liquidity

Net current assets increased by $199,600 from March 31, 2006 due to ongoing operations. Cash and cash equivalents increased while short-term marketable securities decreased in order to fund the Cerexa acquisition which was completed on January 11, 2007. During the period, cash was also shifted to support our share repurchases pursuant to the 2007 Repurchase Program described below. During the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621, in the September quarter we repurchased 7.2 million shares at a cost of $339,604 and in the current quarter we repurchased another 1.3 million shares at a cost of $63,054, leaving 14.7 million shares still available for repurchase. Long-term marketable securities increased, as certain funds, not required to fund the Cerexa acquisition or share repurchase program, were shifted to longer-term, principally auction rate notes, in order to receive more favorable rates of return. Trade accounts receivable increased due to higher sales of our principal branded products, while other accounts receivable decreased due to the timing of receipt of payments from Daiichi Sankyo for our co-promotion of Benicar. Finished goods and raw materials decreased as we continue to bring inventories down to more normalized levels now that Lexapro, Namenda and Campral® are in their post-launch phases. We believe that current inventory levels are adequate to support the growth in our ongoing business. Other current assets increased principally due to the renewal of insurance programs in the June 2006 quarter, which are paid in full at the time of renewal and expensed over the course of the policy years. The decrease in accounts payable, and increases in accrued expenses and income taxes payable were due to normal fluctuations in ongoing operations.

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

During fiscal 2005 our Board of Directors (the Board) approved the 2005 Repurchase Program which authorized the purchase of up to 30 million shares of common stock and in fiscal 2006 the Board approved the 2006 Repurchase Program for up to 25 million shares. As of March 31, 2006, all 55 million shares of common stock under those two plans had been repurchased. On May 18, 2006, the Board authorized a new share repurchase program for up to 25 million shares of common stock (the 2007 Repurchase Program). In the June 2006 quarter, we repurchased 1.9 million shares at a cost of $69,621; in the September quarter, we repurchased 7.1 million shares at a cost of $339,604; and in the current quarter, we repurchased 1.3 million shares at a cost of $63,054. As of February 9, 2007, we have repurchased a total of 10.3 million shares under the 2007 Repurchase Program, leaving us the authority to purchase 14.7 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the 2007 Repurchase Program.

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2006 increased 16.2% and 13.8%, respectively, from the same periods last year to $830,431 and $2,367,875, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $545,855 and $1,575,550 for the quarter and nine months, grew 14% and 12%, respectively, and contributed $65,148 and $166,395 to the net sales change, of which $34,373 and $77,392 was due to volume and $30,775 and $89,003 was due to price. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva Pharmaceuticals (Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva has filed an appeal of the court’s ruling. Another generic manufacturer, Caraco Pharmaceuticals Laboratories, Ltd. (Caraco), has filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest and Lundbeck have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Net sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 40% and 33% in the current quarter and nine months, respectively, and totaled $173,881 and $480,549. This represents an increase of $49,859 and $117,891 as compared to the same periods last year, of which $46,708 and $113,153 was due to volume and $3,151 and $4,738 was due to price.

Sales of Campral, which was launched in the fourth quarter of fiscal 2005, amounted to $7,355 and $22,227, respectively, for the three and nine-month periods ended December 31, 2006 as compared to $6,200 and $15,753 in the same period last year. Campral is indicated for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Tiazac® amounted to $11,734 and $41,055, respectively, for the three and nine-month periods ended December 31, 2006 as compared to $16,416 and $51,287 in the same period last year. During the current quarter, a third generic equivalent to Tiazac was launched into the market. This may result in reduced average selling prices and lower sales of Tiazac in the future. The remainder of the net sales change for the periods presented was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the three and nine months ended December 31, 2006 was $38,914 and $130,485 respectively, compared to $28,373 and $86,945 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $38,664 and $128,695, respectively, as compared to $28,290 and $83,751 last year. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined).

Other income for the current quarter and nine months increased over the same periods last year primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales was 23.5% for the three and nine-month periods of the current year as compared with 23.2% for the prior year. Pretax stock-based compensation expense related to the adoption of SFAS 123R totaled $366 and $1,056 for the three and nine months ended December 31, 2006. No such expense was recorded in the same periods of last year.

Selling, general and administrative expenses increased $17,901 for the quarter and decreased $418 for the nine-month period ended December 31, 2006 as compared to the same periods last year. This year’s three and nine-month periods include pretax stock-based compensation expense related to the adoption of SFAS 123R of $7,630 and $20,491, respectively. No such expense was recorded in the same periods of last year. Last year’s nine months included expenses for sales meetings and launch expenses surrounding Campral and Combunox®.

Research and development expense increased $17,841 and $128,809 in the three and nine-month periods ended December 31, 2006. During the current quarter we paid $20,000 in connection with a development milestone. Pretax stock-based compensation expense related to the adoption of SFAS 123R totaled $2,162 and $6,509 for the three and nine months ended December 31, 2006. No such expense was recorded in the same periods of last year. Research and development expense also included the activities reflected below:

In April 2006 we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to LAS34273, a long-acting muscarinic antagonist which is being developed for the treatment of chronic obstructive pulmonary disease (COPD). In connection with this agreement, Almirall received an upfront license payment of $60,000. We are currently enrolling two large phase III international studies in COPD.

During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the submission of certain additional pre-clinical data requested by the FDA, as well as the completion of one additional pharmacokinetic study. We and Mylan expect to be able to submit the required information to the FDA around the end of this fiscal year. Nebivolol is also being studied for the treatment of congestive heart failure (CHF). We are currently analyzing the results of a recently completed study in CHF.

• A once-daily formulation of Namenda is currently in a Phase III Alzheimer’s study as to which results are expected to be available in early calendar 2008.

• Also during the fourth quarter of fiscal 2006, we entered into an agreement with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections.  Replidyne submitted an NDA in December 2005 for four indications: acute bacterial sinusitis (ABS), community acquired pneumonia (CAP), acute exacerbation of chronic bronchitis (AECB) and uncomplicated skin and skin structure infections (SSSI).  On October 20, 2006 the FDA issued a non-approvable letter for the NDA covering all four indications.  Effective February 6, 2007, the collaboration was terminated because we believe that the FDA’s non-approvable letter clearly raises regulatory uncertainty. We reached this conclusion after careful review of all the existing data and the FDA’s pronouncements. There are no payments associated with the termination.

• During the third quarter of fiscal 2006, we entered into an agreement with Gedeon Richter Limited for the U.S. and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5).

• During the second quarter of fiscal 2006, we received the results of a recently completed placebo-controlled pivotal Phase III study of milnacipran in the treatment of fibromyalgia syndrome (FMS). The results did not achieve statistical significance; however, we were encouraged by the strength of the data and the durability of the treatment effect out to six months. We view the results as indicative of the compound's efficacy in a significant unmet medical need and supportive of our continued development of the compound in a Phase III program. Therefore, the size of our ongoing second Phase III study was modified from approximately 800 patients to 1,200 patients and has been completely enrolled with results expected by the middle of calendar 2007, and a third randomized pivotal Phase III study was commenced in early 2006.

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

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase IIB/III clinical study for the treatment of acute ischemic stroke. Enrollment was completed at the end of calendar 2006. We expect that study results will be available by the middle of calendar 2007.

The effective tax rate was 21.0% and 21.6% for the three and nine-month periods ended December 31, 2006, respectively, as compared to 21.0% and 16.0% in the same periods last year. The June 2005 quarter included a one-time reversal of $36,414 related to the March 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 21.0% and is lower than the U.S. statutory tax rate in both periods due to the proportion of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

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

Stock-Based Compensation

On April 1, 2006 we adopted SFAS 123R "Share-Based Payment" under the modified prospective method. Since we had previously accounted for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" we recorded stock option expense in the first three quarters of fiscal 2007 while no expense was recorded in fiscal 2006. Also under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as financing activities on the condensed consolidated statements of cash flows. Prior to adoption, such tax benefits were reported as an increase to operating activities. The adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

We account for our employee stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant and generally have a 5 to 10 year term. The fair value of stock option grants is amortized to expense on an even basis over the vesting period.

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments for actual settlements have not been material, and have resulted in either a net increase or a net decrease to net income. Actual future results may or may not differ from our estimates. If estimates are not representative of actual future settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $32,653 at December 31, 2006 and $39,027 at December 31, 2005. Commercial discounts and other rebate accruals were $119,481 at December 31, 2006 and $52,814 at December 31, 2005. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates
Changes in estimates
Settlements

Provision for returns
Changes in estimates
Settlements

Provision for chargebacks and discounts
Changes in estimates
Settlements

Ending balance

December 31, 2006 $158,277 275,702 3,301 (226,685) 52,318 20,958 (1,264) (15,915) 3,779 289,565 (7,053) (279,428) 3,084 $217,458 =======	December 31, 2005 $171,119 177,330 9,650 (206,505) (19,525) 16,038 6,800 (23,576) (738) 300,272 1,351 (300,173) 1,450 $152,306 =======

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Part II - Other Information

Item 1.  Legal Proceedings

              Forest is party to certain legal proceedings previously disclosed in our Annual Report on Form
              10-K for the fiscal year ended March 31, 2006 and our Quarterly Reports on Form 10-Q for the
              quarters ended June 30, 2006 and September 30, 2006.

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

             On May 18, 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. As of February 9,
             2007, 14.7 million shares were available for repurchase under the 2007 Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the third quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
10/1/06 through 10/31/06	1,290,000	$48.88	1,290,000	14,684,700
11/1/06 through 11/30/06	-	-	-	14,684,700
12/1/06 through 12/31/06	-	-	-	14,684,700

 (1)  All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006 and has no set expiration date. We are authorized to purchase up to 25 million shares of our common stock under the 2007 Repurchase Program.

Item 6.  Exhibits

             Exhibit 10.22 Agreement and Plan of Merger dated December 13, 2006 by and among
                                    Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc., and
                                    Dennis Podlesak and Eckard Weber, M.D., As Stockholders’ Agent.*
             Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission (the SEC). The redacted material has been filed separately with the SEC.

                                                                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2007

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer