Form 10-K
period 2007-03-31
FOREST LABORATORIES INC
filed 2007-05-30
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes            No    X    ..

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 was $16,189,270,937.

Number of shares outstanding of the registrant's Common Stock as of May 25, 2007: 320,022,638.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2007 have been incorporated by reference into Parts II and IV of this Form 10-K.

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
                         STATEMENTS OF CASH FLOWS
                         NOTES TO FINANCIAL STATEMENTS

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                   EXHIBIT 13
                   EXHIBIT 21
                   EXHIBIT 23
                    EXHIBIT 31.1
                   EXHIBIT 31.2
                   EXHIBIT 32.1
                   EXHIBIT 32.2

PART I

ITEM 1.  BUSINESS

General

                  Forest Laboratories, Inc. and its subsidiaries develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription, as well as non-prescription pharmaceutical products sold over-the-counter. Our most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by our Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales salesforces. We emphasize detailing to physicians of those branded ethical drugs which we believe have the most potential for growth and benefit to patients, and the development and introduction of new products, including products developed in collaboration with licensing partners.

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

Recent Developments

                   Cerexa, Inc.: Effective January 10, 2007, we acquired Cerexa, Inc. (or Cerexa), a biopharmaceutical company based in Alameda, California, in a cash merger pursuant to which Cerexa became a wholly-owned subsidiary of the Company.

                  Pursuant to the merger, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (or ceftaroline), a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic that exhibits bactericidal activity against the most resistant strains of gram-positive bacteria, including MRSA (methicillin resistant Staphylococcus aureus) as demonstrated by a completed Phase II comparative trial in patients with complicated skin and skin structure infections (or cSSSI). Ceftaroline has also demonstrated bactericidal activity against penicillin resistant Streptococcus pneumonia and common gram-negative bacteria. Ceftaroline is being developed initially for the cSSSI indication and the treatment of community acquired pneumonia. Phase III studies of ceftaroline for cSSSI began in February 2007. If the Phase III program is successful, we anticipate submitting an NDA sometime in calendar 2009.

                  The acquisition of Cerexa also included a second development stage hospital-based antibiotic, ME1036, which has shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria, including common drug-resistant pathogens, such as MRSA, in preclinical studies. ME1036 is expected to enter Phase I studies later this year.

                  The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.

                  We paid cash consideration of approximately $494 million in connection with the merger and certain related expenses. We will be obligated to pay an additional $100 million in the event that annual United States sales of ceftaroline exceed $500 million during the five year period following product launch. The merger consideration paid at closing has been expensed in fiscal 2007 as purchased in-process research and development.

                   Aclidinium (LAS 34273): In April 2006, we entered into a collaboration and license agreement with Almirall Prodesfarma S.A. (or Almirall), a pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to aclidinium, Almirall’s novel long-acting muscarinic antagonist. Aclidinium is being developed as an inhaled therapy for chronic obstructive pulmonary disease (or COPD). Aclidinium has been evaluated in Phase II studies that demonstrate that it has a fast onset of action and provides 24 hours of bronchodilation when administered once-daily. An international Phase III program is currently being conducted by us and Almirall. Enrollment is expected to be completed by the end of June 2007. Aclidinium is designed to have specific action in the lungs and is believed to be rapidly metabolized in the lungs with limited systemic exposure. Studies to date support a favorable side effects profile. The product is being developed in a Multi-Dose Dry Powder Inhaler (or MDPI) which we believe represents an improvement in drug delivery over currently available devices.

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

                  Under the terms of the agreement, we made an upfront payment of $60 million to Almirall, a development milestone payment in May 2007 and may be obligated to pay future milestone payments. In addition, Almirall will receive royalty payments based on aclidinium sales. Forest and Almirall will jointly oversee the development and regulatory approval of aclidinium and share all expenses for current and future development programs. Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could be combined with aclidinium.

                  We will be responsible for sales and marketing of aclidinium in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future while retaining commercialization rights for the rest of the world. In addition to five years of Hatch-Waxman exclusivity granted upon approval, aclidinium is protected by an issued US composition of matter patent expiring in September 2020. We expect a patent term extension under the Drug Price Competition and Patent Term Restoration Act.

                   Nebivolol: In January 2006, we entered into a license and collaboration agreement with Mylan Laboratories, Inc. (or Mylan) for the development and commercialization of Mylan’s beta blocker nebivolol in the United States and Canada.

                  Nebivolol is a novel beta blocker that is already approved and marketed in more than 65 countries outside of North America. Nebivolol is a selective beta-1 blocker with vasodilating properties which may provide certain advantages compared to currently marketed beta blockers. Upon FDA approval, Nebivolol will receive five years of marketing exclusivity under the Hatch-Waxman legislation. In addition, there is an issued U.S. pharmaceutical composition of matter patent set to expire in 2020 which may offer additional exclusivity.

                  Under the terms of the agreement, we made an upfront payment to Mylan of $75 million and we may be required to make potential future milestone payments. In addition, Mylan will also receive royalty payments based on nebivolol sales. We will assume all nebivolol development expenses for current and future development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to provide certain co-promotion activities in the U.S. with respect to the product in the future.

                  In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the FDA’s review of certain pre-clinical data. We and Mylan expect the FDA to complete its review of the additional data by the end of calendar 2007.

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

                   Lexapro®: In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of Celexa® (citalopram HBr) for the treatment of major depression, following approval of the product by the FDA in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (or SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2007, sales of Lexapro were $2,105,990,000. According to data published by IMS, an independent prescription audit firm, as of April 30, 2007, Lexapro achieved an 18.5% share of total prescriptions for antidepressants in the SSRI/SNRI category.

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

                  Lexapro is covered by a composition of matter patent which expires March 14, 2012, inclusive of additional exclusivity granted as a result of a pediatric study which we performed and to an 828 day patent term extension granted by the U.S. Patent and Trademark Office in March 2006. In July 2006, the U.S. District Court for the District of Delaware determined that our composition of matter patent is both valid and enforceable against a generic product proposed to be sold by Teva Pharmaceuticals. Information concerning this case and other patent infringement litigation brought by us and Lundbeck in connection with filings seeking regulatory approval for generic versions of Lexapro is set forth below at Item 3. Legal Proceedings. We intend to fully enforce our patent rights.

                   Namenda®: In October 2003, Namenda (memantine HC1) was approved for marketing and distribution by the FDA for the treatment of moderate to severe Alzheimer's disease. Initial stocking of Namenda occurred in December 2003 and our salesforce began product promotion in March 2004. Namenda is a moderate-affinity, uncompetitive NMDA receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain. Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease. We believe that Namenda's mechanism of action is distinct from other drugs currently available to treat Alzheimer's disease. We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH of Germany (or Merz), the originator of the product.

                  Namenda achieved sales of $660,295,000 during our 2007 fiscal year and, according to data published by IMS, an independent prescription audit firm, as of April 30, 2007, Namenda achieved a 33.0% share of total prescriptions in the Alzheimer’s market. During fiscal 2005, the FDA accepted for review our sNDA to expand the indication of Namenda to include treatment of mild Alzheimer's disease. In July 2005, we received a "non-approvable" letter from the FDA with respect to the mild Alzheimer’s disease indication. In May 2006, the FDA reaffirmed the non-approvable status of Namenda in mild patients. Namenda is covered by a U.S. patent which expires in 2010 and should be subject to a patent term extension until September 2013.

                  In addition, during the 2007 fiscal year we initiated a Phase III Alzheimer’s disease study of Namenda in a modified-release, once-daily formulation and expect results to be available in early calendar 2008.

                  Finally, during fiscal 2006 we completed a Phase II "proof of concept" study of neramexane, a second NMDA receptor antagonist which we licensed from Merz. The results indicated clinical activity in moderate to severe Alzheimer’s disease, as well as safety and tolerability, sufficient to continue development of the compound. We plan to commence an additional Phase II proof of concept study of neramexane in Alzheimer’s patients later this year which will provide further information to guide development decisions with respect to this compound.

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

                  Pursuant to the co-promotion agreement with Sankyo, we share with Sankyo in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period. We receive co-promotion income based upon the relative contribution of the two companies to the co-promotion effort through fiscal year ending March 31, 2008, and will receive residual payments on a reduced basis following the end of the co-promotion period based on sales levels achieved through the fiscal year ending March 31, 2014. During fiscal 2007, we received co-promotion income of $174,566,000. According to market share data published by IMS, an independent prescription audit firm, as of April 30, 2007, Benicar and Benicar HCT achieved a combined 16.0% share of total prescriptions in the ARB market.

                   Campral®: In January 2005, we launched Campral (acamprosate calcium), approved by the FDA in July 2004, for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Campral were $29,649,000 in fiscal 2007.

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

                  One Phase II study of RGH-188 commenced during the 2007 fiscal year evaluating RGH-188 in schizophrenia patients and one Phase II trial in bipolar mania patients commenced in April 2007. If these Phase II studies are successfully completed, it is possible that the compound will begin Phase III clinical testing in the United States in the middle of calendar 2008. The pre-clinical studies suggest that the product will be active and well tolerated in future clinical testing and may have a lower potential to cause some of the adverse events that are associated with certain members of this therapeutic class. RGH-188 is currently claimed by a U.S. patent application which, if issued, will expire in 2024.

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

                   GRC 3886: In September 2004, we entered into a collaboration and license agreement with Glenmark Pharmaceuticals, of Mumbai, India, covering Glenmark's PDE4 inhibitor referred to as GRC 3886. GRC 3886 is a novel, orally available phosphodiesterase-IV (or PDE4) inhibitor in development for COPD and asthma, and may also have use in other conditions.

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

                  In pre-clinical studies, the compound appeared to be active in a number of experimental models.  In March 2005, in a successfully completed Phase I single and multiple dose study in the U.K., GRC 3886 was well tolerated over the entire dose range given.  While we have performed limited additional clinical trials, the initiation of large scale Phase II studies has been delayed pending the provision of certain additional preclinical data to the FDA.  GRC 3886 is currently claimed by U.S. patent applications which, if issued, will expire in 2024.

                  We will develop, register and commercialize GRC 3886 for the North American market, while Glenmark will retain commercialization rights for the rest of the world. We paid Glenmark an upfront payment upon initiation of the agreement and an additional milestone payment upon the successful completion of the antigen challenge study in asthma patients. We will be required to pay future milestones if the development and commercialization of the product is successfully completed in the North American market. Additionally, after commercial launch, Glenmark will earn a royalty from us on net sales of the product, and will supply all active pharmaceutical ingredient required by us.

                   Desmoteplase: In June 2004, we entered into a license agreement with PAION GmbH (or PAION), Germany, for the development and exclusive marketing in the United States and Canada for desmoteplase, a novel plasminogen activator, or blood clot-dissolving agent, for the treatment of acute ischemic stroke and potentially, other indications.

                  Stroke is the third leading cause of death in the United States and Europe, behind heart disease and cancer. According to the American Heart Association, over 600,000 people in the U.S. fall victim to an ischemic stroke annually which comprises approximately 88 percent of all strokes. The treatment of acute stroke and its serious long-term disabilities currently present an extensive unmet need.

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

                  Based on the encouraging results of the DIAS and DEDAS Phase II trials and discussions with the FDA with respect to study design, in February 2005 we initiated a Phase II(b)/III study of desmoteplase. The DIAS2 (Desmoteplase in Acute Ischemic Stroke) study is a multi-center, multinational, randomized, parallel-design dose-ranging study of more than 180 patients to confirm results of the earlier Phase II studies. Enrollment in DIAS2 was completed at the end of calendar 2006 and it is anticipated that results will be available in early June 2007. Desmoteplase has been granted fast track status by the FDA, a designation granted for drugs that address an unmet medical need in life-threatening indications. Fast track designation allows for the expedited review of a Biological Licensing Application (or BLA) by the FDA, generally within six months of the filing date.

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

                  The current Phase III program is based on the results of a controlled, randomized Phase II Study in 125 FMS patients and consists of three Phase III trials being conducted in the United States. The Phase II Study demonstrated statistically significant improvements in multiple measures of clinical pain and secondary symptoms, including fatigue, mood and patient global status reports.

                  On May 22, 2007, we and Cypress reported that top-line results of a Phase III study demonstrated statistically significant therapeutic effects of milnacipran as a treatment of FMS. Subject to a favorable review of the full study results and based in part on communication with the FDA, we plan to submit an NDA including data from this study, together with results from an earlier Phase III study which did not achieve statistical significance but which indicated a durable response to milnacipran treatment. Results from a third Phase III study are expected in the middle of calendar 2008.

                   Termination of Faropenem License: In February 2007, we terminated our license agreement with Replidyne, Inc. for the development of faropenem medoxomil, a development stage community antibiotic. Our decision to terminate this development program was due to regulatory uncertainty following receipt of a "non-approvable" letter from the FDA.

                   Share Repurchase Program: On May 18, 2006 our Board of Directors authorized a new share repurchase program for up to an additional 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions. As of May 25, 2007, 10,315,300 shares have been repurchased and we continue to have authority to purchase up to an additional 14,684,700 shares under this new program.

                   Lawrence S. Olanoff, MD, Ph.D.: Effective October 30, 2006, Lawrence S. Olanoff, MD, Ph.D. was appointed our President and Chief Operating Officer and a Director of the Company. Dr. Olanoff succeeded Kenneth E. Goodman, who announced his retirement after 26 years with the Company, but who remains a member of our Board of Directors. Dr. Olanoff, 55, served as our Executive Vice President and Chief Scientific Officer for the ten years ended July 2005 and previously held senior executive positions with Celsion Corporation, Sandoz Pharmaceuticals and The UpJohn Company.

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

Principal Products

                  We actively promote in the United States those branded products which we believe have the most potential for growth and patient benefit, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products. Such products include: Lexapro, our SSRI for the treatment of major depression and GAD; Namenda, our NMDA antagonist for the treatment of moderate to severe Alzheimer's disease; Benicar, an angiotensin receptor blocker for the treatment of hypertension and Benicar HCT, an angiotensin receptor blocker and diuretic combination product, both of which we co-promote with Sankyo; and Campral, for the maintenance of alcohol abstinence.

                  Sales of Lexapro, launched in September 2002, accounted for 66.2% of our sales for the fiscal year ended March 31, 2007 and 67% and 52.6% of our sales for our fiscal years ended 2006 and 2005, respectively.

                  Sales of Celexa, launched in September 1998, accounted for 0.8% of our sales for the fiscal year ended March 31, 2007 and 0.7% and 21.6%, respectively, of our sales for our 2006 and 2005 fiscal years.

                  Sales of Namenda, launched in December 2003, accounted for 20.7% of our sales for the fiscal year ended March 31, 2007 and 18.2% and 10.9%, respectively, of our sales for fiscal 2006 and 2005.

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

                  In March 2004, the FDA issued a public health advisory that requires companies that manufacture SSRI antidepressants, including Forest, to revise their products' labels to include detailed warnings about the potential for suicidal tendencies in adolescent patients who take the medications. FDA officials noted that studies have not established a link between suicidal tendencies and such antidepressants and our analysis of clinical data involving Lexapro and Celexa indicates no such link. We have implemented revised labeling in accordance with FDA requirements. The FDA has recently completed a review of potential suicidality in the adult population and has requested certain additional label changes which we are in the process of implementing. There can be no assurance that such labeling changes or changes which may be required by subsequent rule making will not have an adverse effect upon the marketing of our antidepressant products. In addition, the FDA continues to review various aspects of our NDAs and product labeling for approved products as we submit supplements seeking approval for new indications or dosage forms, labeling changes or to comply with FDA requests, and at the agency’s own initiative in light of post-marketing experience. In connection with such reviews, the FDA may request labeling changes based on the data submitted by us or from other sources, including post-marketing experience data. Sometimes those requested changes may apply to an entire class of drugs which includes one of our products, and sometimes the changes requested may apply only to our product. In some cases, the labeling changes requested, if implemented, might adversely affect the prescribing of our products by physicians. If we believe changes requested by the FDA are not correct, we may submit further data and analyses to the FDA which may modify the agency’s position. There can be no assurance, however, that the FDA will ultimately agree with our position or that post-marketing clinical experience will not require labeling changes, either initiated by us or by the FDA, which may adversely affect our products’ acceptance and utilization.

                  We expect that competing healthcare reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. We cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

Principal Customers

                  The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2007	2006	2005

McKesson Drug Company	37%	35%	33%
Cardinal Health, Inc.	27%	26%	23%
AmeriSource Bergen Corporation	13%	20%	21%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

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

Research and Development

                  During the year ended March 31, 2007, we spent $941,003,000 for research and development, as compared to $410,431,000 and $293,659,000 in the fiscal years ended March 31, 2006 and 2005, respectively. Included in research and development expense are payments made pursuant to licensing agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development. Research and development expenses for fiscal 2007 included approximately $494,000,000 of acquisition and related costs incurred in the acquisition of Cerexa, which was treated as the acquisition of in-process research and development and approximately $80,000,000 in upfront license and milestone payments. With respect to the 2006 fiscal year, such payments included upfront and milestone payments of $75,000,000 and $60,000,000 to Mylan Laboratories, Inc. and Replidyne, Inc., respectively, in connection with our acquisition of rights to nebivolol and faropenem medoxomil. During fiscal 2007, we terminated our further participation in faropenem development. Other research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

                  At March 31, 2007, we had a total of 5,126 employees.

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

ITEM 1A. RISK FACTORS

We are Substantially Dependent on Sales of Our Two Principal Products.

                  For the 2007 fiscal year, sales of Lexapro and Namenda accounted for 66.2 % and 20.7%, respectively, of our net sales. Any unexpected negative development with respect to such products (for example, loss of market exclusivity or an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity. In July 2006, the U.S. District Court for the District of Delaware determined that our patent covering escitalopram, the active ingredient in Lexapro, is valid and enforceable in connection with an infringement action brought by us and Lundbeck against Teva Pharmaceuticals. The decision in that case has been appealed by Teva to the Court of Appeals for the Federal Circuit. A decision is expected prior to the 2007 calendar year end. See "Item 3. Legal Proceedings".

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

Regulatory Compliance Issues Could Materially Affect Our Operations.

                  The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation. Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct. In addition, both Federal and state governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance. Such enforcement can include actions initially commenced by "whistleblowers" under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements. See "Item 3. Legal Proceedings" for information about pending government investigations of our marketing and promotional practices. There can be no assurance that the resolution of pending or future claims, as well as the resolution of shareholder or consumer litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments. In addition, the manufacturing, testing, storage and shipment of pharmaceutical products is highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues. Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Our Business Depends on Intellectual Property Protection.

                  Our ability to generate the returns necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity. Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products. While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents may not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product. See "Item 3. Legal Proceedings" for a description of pending patent litigation involving Lexapro, our principal product.

Our Business Model Currently Depends on the Successful In-Licensing or Acquisition of New Product Opportunities.

                  In order to remain competitive, we must continue to develop and launch new pharmaceutical products. Our pipeline of new products is currently dependent on the licensing and acquisition of new product opportunities. To successfully accomplish these transactions, we commit substantial effort and expense to seeking out, evaluating and negotiating collaboration arrangements and acquisitions. The competition for attractive product opportunities may require us to devote substantial resources to an opportunity with no assurance that such efforts will result in a commercially successful product.

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

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

                  As more fully discussed in "Item 3. Legal Proceedings", we are subject to approximately 45 legal actions asserting product liability claims relating to the use of Celexa or Lexapro. These cases include claims for wrongful death or injury from suicide or suicide attempts while using Celexa or Lexapro. We believe that suicide and related events are inherent in the symptoms and consequences of major depressive disorder and therefore these types of occurrences are not unexpected from patients who are being treated for such condition, including patients who may be using our products. While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

                  A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-U.S. operations and the United States, could increase our effective tax rate and negatively affect our results of operations.

Our Business Could be Negatively Affected By the Performance of Our Collaboration Partners.

                  Our principal products, as well as certain of our principal product development opportunities, involve strategic alliances with other companies. Our alliance partners typically possess significant patents or other technology which are licensed to us and remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based. While some of our collaboration partners are large well-established companies, others are smaller companies, often in the "start-up" stage. A failure or inability of our partners to perform their collaboration obligations could materially negatively affect our operations or business plans. In addition, while our relationships with our strategic partners have been good, differences of opinion upon significant matters arise from time to time. Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance.

Many of our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source

                  As described immediately above, many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners. In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Lexapro and Namenda. While we continue to expand our manufacturing capabilities (see "Item 2. Properties"), difficulties or delays in product manufacture or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which would adversely affect our operations and results.

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

                  We own five buildings in Inwood, New York, containing a total of approximately 105,000 square feet. The buildings had been used for manufacturing, research and development, warehousing and administration. During fiscal 2007, we closed these facilities and relocated the activities previously conducted there to certain of our other locations to gain efficiencies. We are in the process of negotiating the sale of these buildings and certain machinery and equipment which is expected to be completed later this year. The value of the idle assets available for sale has been recorded to other assets.

                  We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010.

                  We also lease approximately 203,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel. The lease expires in 2009.

                  Forest Pharmaceuticals, Inc. (or FPI), a wholly-owned subsidiary, owns two facilities in Cincinnati, Ohio, aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration. In St. Louis, Missouri, FPI owns a 471,000 square foot facility on 26 acres of land. This facility is being used for warehousing, distribution and administration. FPI also owns a 40,000 square foot facility near its current distribution center, which is being used as offices and a data center. In addition, FPI recently sold a 22,000 square foot manufacturing facility in St. Louis. Operations from that facility will be consolidated into existing facilities.

                  Cerexa, Inc., a wholly-owned subsidiary, leases office space in Alameda, California, which is used by research and administrative personnel. The lease expires in 2009.

                  Forest Laboratories UK, a wholly-owned subsidiary, owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which houses its plant and administrative and central marketing offices.

                  Our Tosara subsidiary owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland Limited, a subsidiary of ours, owns an approximately 140,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility is currently used principally for the manufacture and distribution to the United States of Lexapro and Namenda tablets. Forest Ireland Limited also owns a 90,000 square foot facility in Dublin which, once it is refurbished, will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. We expect this facility to be operational in early fiscal 2008.

                  We believe that further purchases or leases of property are likely in order to meet the present and anticipated increases in our overall operations.

                  Net rentals for leased space for the fiscal year ended March 31, 2007 aggregated approximately $16,696,000 and for the fiscal year ended March 31, 2006 aggregated approximately $15,407,000.

ITEM 3.  LEGAL PROCEEDINGS

                  We remain a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

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

                  Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims. However, by way of a decision dated January 25, 2007, the Judge handling the Robinson-Patman Act cases for certain of a smaller group of Designated Defendants whose claims are being litigated on a test basis, granted summary judgment to those Designated Defendants due to Plaintiffs’ failure to demonstrate any antitrust injury. Further motion practice is ongoing with respect to that decision, including with respect to Plaintiffs’ effort to obtain injunctive relief, and it is likely that the Plaintiffs will pursue an appeal of the ruling.

                  We and certain of our officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York (or the Court) on behalf of a purported class of all purchasers of our securities between August 15, 2002 and August 31, 2004 or September 1, 2004 and consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to our business, prospects and operations, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. In July 2006, the Court granted in part and denied in part our motion to dismiss. Claims remain pending with respect to alleged marketing statements and omissions with respect to our drugs for the treatment of depression. The complaint seeks unspecified damages and attorneys fees. The Court has ordered the parties to complete discovery by August 31, 2007. In addition, our directors and certain of our officers have been named as defendants in two derivative actions purportedly brought on behalf of the company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing their control and mismanaging the company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. In September 2006, the Court granted our motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors. By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until August 31, 2007.

                  On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that County of Suffolk was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" (or AWP) which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Act, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions which have been brought in various Federal District and state Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings.

                  Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including us, by nearly all of the remaining New York counties. At this point, it is our understanding that nearly all of the counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

                  In September 2003, we and the other Defendants filed motions to dismiss the County of Suffolk Complaint. Judge Saris, the Judge presiding over the Multi-District Litigation, issued three separate opinions dated, respectively, September 30, 2004, October 26, 2004 and April 8, 2005. In the September 30, 2004 decision, Judge Saris dismissed the County of Suffolk’s RICO claims, as well as two of the county’s claims under the Best Price statute and its claim for fraud. By way of the October 26, 2004 decision, Judge Saris dismissed several claims asserted by the County of Suffolk under New York statutes as related to the Plaintiff’s contention that we had filed fraudulent Best Price information under applicable Medicaid regulations. At the time, however, Judge Saris did not address those claims as they related to the alleged inflation of our AWP for our products. Instead, Judge Saris requested the submission of additional information by the parties. After that information was submitted, by way of decision dated April 18, 2005, Judge Saris dismissed the Plaintiff’s remaining AWP claims, finding that the Plaintiff has failed to satisfy Rule 9(b).

                  A Consolidated Amended Complaint was then filed on behalf of all of the numerous New York State counties represented by the attorneys for the County of Suffolk. All of the defendants filed motions to dismiss the Consolidated Amended Complaint. One of the New York counties, Nassau County, is represented by different counsel, and we and the other defendants also moved to dismiss that Complaint. By way of a decision dated April 2, 2007, Judge Saris granted in part and denied in part the Defendants’ motion to dismiss the Suffolk and Nassau complaints. The decision dismissed some claims entirely and eliminated portions of claims as to a number of Forest’s drugs. Judge Saris reaffirmed the dismissal of the RICO claims. It is our understanding that the Plaintiffs intend to file yet another amended complaint.

                  An action filed by another of the counties, Erie County, was commenced in New York State Court, and a motion to dismiss that action was filed by us and the other Defendants. The motion was largely denied by the state court judge, but subsequently that action, as well as similar actions involving the counties of Schenectady and Oswego, were removed from state court to the federal MDL judge, Judge Saris. A motion to remand those actions is currently pending before Judge Saris.

                  We are also named as a Defendant in AWP litigations commenced in Alabama, Alaska, Hawaii, Illinois, Kentucky and Mississippi. Motions to dismiss were filed in connection with each of these actions. The Alabama motion was denied, and the parties are proceeding with discovery. The first trial (which would include some 19 Defendants, not including Forest) is set for November 2007, although the trial setting is the subject of a mandamus petition which was recently heard by the Alabama Supreme Court. In the petition, the Defendants seek individual, company-by-company trials. The petition is now under judicial consideration. The Alaska, Hawaii and Kentucky motions were, for the most part, denied. With respect to the Illinois and Mississippi actions, those actions were removed to federal court, and remand motions are being considered by Judge Saris. The Illinois motion to dismiss has not yet been decided, and the Mississippi motion to dismiss (as well as other motions directed to the pleading) was granted in part and denied in part prior to removal, with the Plaintiff also being given the opportunity to file an Amended Complaint.

                  We are a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail’s January 2001 patent listing in the Food and Drug Administration’s "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which we distribute in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from us from February 12, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail’s motion for summary judgment in a related action (Twin Cities v. Biovail) to which we are not a party. The Plaintiffs in the Louisiana Wholesale case then amended their Complaint to add a conspiracy charge against Biovail and Forest and an allegation that Plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. We and Biovail filed a motion for summary judgment and a motion to dismiss directed to the Complaint. By way of a decision dated June 22, 2006, Judge Robertson granted Defendants’ motion for summary judgment, both with respect to original claims, as well as the newly-added claim asserted by the Louisiana Wholesale plaintiffs. That decision, along with the original Twin Cities decision, is now on appeal before the United States District Court for the District of Columbia.

                  A case involving the same facts, Sullivan v. Biovail Corporation, Civil Action No.: GIC281787, has been commenced in the Superior Court in the State of California, County of San Diego. That action, which seeks only injunctive relief, also purports to allege improper conduct by Biovail and Forest under California law. We and Biovail filed a motion to dismiss with respect to the complaint in Sullivan, and by way of a decision dated August 19, 2006, that motion was granted due to Plaintiffs’ failure to comply with California statutory standing requirements. In view of the fact that the Plaintiffs had already been given several opportunities to amend their Complaint, the court denied Plaintiffs leave to amend their Complaint. Plaintiffs are now pursuing an appeal of that decision.

                  The United States Attorney’s Office for the District of Massachusetts is investigating whether we may have committed civil or criminal violations of the Federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products. As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox. The subpoenas request documents relating to a broad range of our marketing and promotional activities during the period from January 1, 1997 to the present. In April 2006, we received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning our manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism. We understand that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid. We are continuing to cooperate with this investigation.

                  We received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to our commercial relationship with Omnicare, Inc. (or Omnicare), a long term care pharmacy provider, including but not limited to documents concerning our contracts with Omnicare, and rebates and other payments made by us to Omnicare. We understand that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others. We are cooperating in this investigation.

                  In September 2003, we, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. (now owned by Teva Pharmaceuticals and hereinafter referred to as Teva) in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Teva with the Food and Drug Administration of an Abbreviated New Drug Application (or ANDA) for a generic equivalent to our Lexapro brand escitalopram oxalate. The Teva ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which will expire in 2012. Teva has stipulated infringement for the patent claims at issue and asserted a counterclaim to the effect that the Lexapro patent is invalid. Following a trial held in March 2006, the U.S. District Court for the District of Delaware ruled in our favor, holding that our patent is valid and enforceable. Teva has appealed the District Court’s ruling to the Court of Appeals for the Federal Circuit. Briefing and oral argument in such appeal have been completed and a decision is expected prior to calendar 2007 year end.

                  We and Lundbeck have commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories Ltd. in the United States District Court for the Eastern District of Michigan. Caraco has also filed an Abbreviated New Drug Application with the FDA seeking to market a generic version of Lexapro.

                  On July 14, 2006, we were named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. Motions to dismiss have been filed by all of the defendants, and those motions are pending before the court.

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

                  We have been named in approximately 45 product liability lawsuits that remain active. Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide. The suits seek substantial compensatory and punitive damages. We are vigorously defending these suits. A multi-district proceeding (or MDL) has been established for this litigation, with the Federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

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

                  We received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to our use of the "nominal price" exception to the Medicaid program’s "Best Price" rules.  We understand that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that Office’s investigation of the use of the "nominal price" exception.  The Company intends to comply with the subpoenas.

                  Forest is also subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although we believe that the proceedings brought against us, including the product liability cases described above, are without merit and we have product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS

                  Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
                   EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF
                   EQUITY SECURITIES

Market Information, Holders and Performance Graph

                  The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report.

Dividends

                  We have never paid cash dividends on our common stock. We presently intend to retain all available funds for the development of our business, for use as working capital and for the share repurchase programs. Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

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

                  On May 18, 2006 our Board of Directors authorized a new share repurchase program (or 2007 Repurchase Program) for up to 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. As of May 25, 2007, 10,315,300 shares have been repurchased and we continue to have authority to purchase up to an additional 14,684,700 shares under the 2007 Repurchase Program. No shares were repurchased during the fourth fiscal quarter covered by this report.

ITEM 6.    SELECTED FINANCIAL DATA

                  The information required by this item is incorporated by reference to the information under the heading Selected Financial Data in our Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                  The information required by this item is incorporated by reference to the information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK

                  The information required by this item is incorporated by reference to the information under the heading Quantitative and Qualitative Disclosures About Market Risk in our Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA

                  The information required by this item is incorporated by reference to from the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the related Reports of Independent Registered Public Accounting Firm in our Annual Report.

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

                   Internal Control Over Financial Reporting

                  Management's report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our Annual Report under the headings Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

                   Changes in Internal Controls

                  During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                   None.

PART III

                  In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2007 Annual Meeting of Stockholders.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The following sets forth certain information as of March 31, 2007 with respect to our compensation plans under which Forest securities may be issued:

                  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	18,224,444	$40.91	4,956,885
Equity compensation plans not approved by security holders		N/A
Total	18,224,444	$40.91	4,956,885

PART IV

ITEM 15.

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets – March 31, 2007 and 2006

Consolidated statements of income – years ended March 31, 2007, 2006 and 2005

Consolidated statements of comprehensive income – years ended March 31, 2007, 2006 and 2005

Consolidated statements of stockholders' equity - years ended March 31, 2007, 2006 and 2005

Consolidated statements of cash flows - years ended March 31, 2007, 2006 and 2005

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

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3	Employment Agreement dated as of September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to the 1995 10-K.

10.4	Employment Agreement dated as of June 16, 1998 by and between Forest and Ivan Gergel. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Employment Agreement dated June 24, 1997 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (or 1998 10-K).

10.6	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10.7	Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.8	Employment Agreement dated as of October 5, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.9

Letter Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (or 2006 10-K).

10.10	Employment Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein. Incorporated by reference to the 2006 10-K.

10.11

Letter Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to the Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006 (or September 30 10-Q).

10.12	Employment Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to the September 30 10-Q.

10.13	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 1998.

10.14	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2000.

10.15	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2004.

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

10.20

Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Ltd. and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

10.21

Agreement and Plan of Merger dated December 13, 2006 by and among Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc. and Dennis Podlesak and Eckard Weber, M.D., as Shareholders’ Agents. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

13	Portions of the Registrant's 2007 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2007

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	May 30, 2007
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	President, Chief Operating Officer and Director	May 30, 2007
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	May 30, 2007
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 30, 2007
/s/ William J. Candee, III William J. Candee, III	Director	May 30, 2007
/s/ George S. Cohan George S. Cohan	Director	May 30, 2007
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 30, 2007
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 30, 2007
/s/ Lester B. Salans Lester B. Salans	Director	May 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated May 25, 2007 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 25, 2007

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2007:

Allowance for doubtful accounts	$18,941,000	$ 1,280,000	$ 188,000	(i)	$20,033,000
Allowance for cash discounts	11,157,000	77,316,000	77,236,000	(ii)	11,237,000
Inventory reserve	12,004,000	11,536,000	1,375,000	(i)	22,165,000

Year ended March 31, 2006:

Allowance for doubtful accounts	$20,773,000	$ 45,000	$ 1,877,000	(i)	$18,941,000
Allowance for cash discounts	13,890,000	65,396,000	68,129,000	(ii)	11,157,000
Inventory reserve	12,278,000	1,963,000	2,237,000	(i)	12,004,000

Year ended March 31, 2005:

Allowance for doubtful accounts	$20,762,000	$ 103,000	$ 92,000	(i)	$20,773,000
Allowance for cash discounts	15,054,000	72,260,000	73,424,000	(ii)	13,890,000
Inventory reserve	17,377,000	3,779,000	8,878,000	(i)	12,278,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2007, 2006 AND 2005

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2007.

Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
 Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

May 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Forest Laboratories, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2007 and March 31, 2006 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2007, and our report dated May 25, 2007 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2007 Forest Laboratories, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2007 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 25, 2007

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2007	2006
Assets

Current assets:
Cash (including cash equivalent investments of $556,586 in 2007 and $413,347 in 2006)	$ 563,663	$ 414,579
Marketable securities	788,951	612,899
Accounts receivable, less allowance for doubtful accounts of $20,033 in 2007 and $18,941 in 2006	382,655	366,538
Inventories, net	434,163	635,719
Deferred income taxes	226,433	157,290
Other current assets	26,852	20,162
Total current assets	2,422,717	2,207,187

Marketable securities	660,392	295,116

Property, plant and equipment:
Land and buildings	301,040	307,873
Machinery, equipment and other	231,821	227,174
	532,861	535,047
Less: accumulated depreciation	171,775	159,387
	361,086	375,660
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and
other intangibles, net	157,049	211,785
Deferred income taxes	27,681	13,870
Other	9,482	1,257
	209,177	241,877

	$3,653,372	$3,119,840
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2007	2006
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 154,614	$ 140,911
Accrued expenses	332,995	242,790
Income taxes payable	139,999	37,266
Total current liabilities	627,608	420,967

Deferred income taxes	951	1,064

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 420,695 shares in 2007 and 412,124 shares in 2006	42,069	41,212
Additional paid-in capital	1,354,264	1,023,079
Retained earnings	4,657,356	4,203,253
Accumulated other comprehensive income	21,879	6,762
Treasury stock, at cost (101,143 shares in 2007 and 90,784 shares in 2006)	(3,050,755)	(2,576,497)
	3,024,813	2,697,809

	$3,653,372	$3,119,840
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	YEARS ENDED MARCH 31,
	2007	2006	2005

Net sales	$3,183,324	$2,793,934	$3,052,408
Contract revenue	176,943	118,170	61,369
Other income	81,518	50,286	45,862
	3,441,785	2,962,390	3,159,639

Costs and expenses:
Cost of sales	745,602	650,996	687,510
Selling, general and administrative	1,046,336	1,031,451	993,715
Research and development	941,003	410,431	293,659
	2,732,941	2,092,878	1,974,884

Income before income tax expense	708,844	869,512	1,184,755

Income tax expense	254,741	160,998	345,950

Net income	$ 454,103	$ 708,514	$ 838,805
	========	========	========

Net income per share:

Basic	$1.43	$2.11	$2.30
	====	====	====
Diluted	$1.41	$2.08	$2.25
	====	====	====
Weighted average number of common
shares outstanding:

Basic	318,539	335,912	363,991
	======	======	======
Diluted	322,781	340,321	372,090
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2007	2006	2005

Net income	$454,103	$708,514	$838,805

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	13,753	(8,909)	6,339
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising
during the period	1,364	6,643	(7,635)
Other comprehensive income (loss)	15,117	(2,266)	(1,296)

Comprehensive income	$469,220	$706,248	$837,509
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2004	405,144	$40,514	$ 846,297	$2,655,934	$10,324	35,617	$ 297,205

Shares issued upon exercise of stock
options and warrants	2,090	209	32,500
Treasury stock acquired from employees
upon exercise of stock options						44	2,308
Purchase of treasury stock						23,930	1,006,456
Tax benefit related to stock options
exercised by employees			15,067
Other comprehensive loss					(1,296)
Net income				838,805

Balance, March 31, 2005	407,234	40,723	893,864	3,494,739	9,028	59,591	1,305,969

Shares issued upon exercise of stock
options	4,890	489	83,234
Treasury stock acquired from employees
upon exercise of stock options						123	5,057
Purchase of treasury stock						31,070	1,265,471
Tax benefit related to stock options
exercised by employees			45,981
Other comprehensive loss					(2,266)
Net income				708,514

Balance, March 31, 2006	412,124	41,212	1,023,079	4,203,253	6,762	90,784	2,576,497

Shares issued upon exercise of stock	8,571	857	212,043
options
Treasury stock acquired from employees
upon exercise of stock options						44	1,979
Purchase of treasury stock						10,315	472,279
Tax benefit related to stock options
exercised by employees			78,372
Stock based compensation			40,770
Other comprehensive income					15,117
Net income				454,103

Balance, March 31, 2007	420,695	$42,069	$1,354,264	$4,657,356	$21,879	101,143	$3,050,755
	======	======	========	========	======	======	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$ 454,103	$ 708,514	$ 838,805
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	45,444	40,712	25,432
Amortization, impairments and write-offs	55,699	52,385	31,214
Stock-based compensation expense	40,770
Deferred income tax expense (benefit)	(84,919)	(33,034)	53,355
Foreign currency transaction loss (gain)	(779)	727	(987)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(16,117)	(43,409)	(35,511)
Inventories, net	201,556	(21,816)	(3,721)
Other current assets	(6,690)	(13)	592
Increase (decrease) in:
Accounts payable	13,703	(87,105)	68,218
Accrued expenses	90,205	(15,122)	(63,652)
Income taxes payable	102,733	(40,496)	(45,630)
(Increase) decrease in other assets	(8,225)	2	3,209

Net cash provided by operating activities	887,483	561,345	871,324

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,987)	(55,017)	(89,020)
Purchase of marketable securities	(2,559,653)	(826,543)	(1,113,342)
Redemption of marketable securities	2,018,325	1,100,855	969,892
Purchase of license agreements, product
rights and other intangibles		(1,397)	(19,500)

Net cash provided by (used in) investing
activities	(571,315)	217,898	(251,970)

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	210,920	78,666	30,401
Tax benefit realized from the exercise of stock
options by employees	80,225	35,311	54,660
Purchase of treasury stock	(472,279)	(1,265,471)	(1,006,456)

Net cash used in financing
activities	(181,134)	(1,151,494)	(921,395)

Effect of exchange rate changes on cash	14,050	(1,723)	(1,041)

Increase (decrease) in cash and cash equivalents	149,084	(373,974)	(303,082)
Cash and cash equivalents, beginning of year	414,579	788,553	1,091,635
Cash and cash equivalents, end of year	$ 563,663	$ 414,579	$ 788,553
	=========	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2007	2006	2005
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$135,555	$199,560	$283,660
	=======	=======	=======

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

Foreign currency translation: A European subsidiary group of the Company reports its financial position and results of operations in the reporting currency of the Company. The financial position and results of operations of the Company's other foreign subsidiaries, which in the aggregate are immaterial, are determined using the respective local currency.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less and are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. As of fiscal years ended March 31, 2007 and 2006, the Company had no such pre-launch inventory quantities.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of high quality, liquid investments.

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

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2007 is construction in progress of $11,138 for facility expansions at various locations necessary to support the Company’s current and future operations. Projects currently in-process or under evaluation are estimated to cost approximately $19,000 to complete.

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

Reclassification: Certain 7-day variable rate demand notes have been reclassified from cash equivalents to marketable securities. These securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company has historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll the investment over to the next reset period. Based upon the Company’s re-evaluation, the Company has reclassified its 7-day variable rate demand notes at March 31, 2006 of $304,395 from cash equivalents to current marketable securities. In addition, "Purchase of marketable securities" and "Redemption of marketable securities" included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of 7-day variable rate demand notes for the years ended March 31, 2006 and 2005.

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

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $29,500, $28,200 and $24,600 for fiscal years 2007, 2006 and 2005, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $21,965 and ($86) at March 31, 2007 and $8,212 and ($1,450) at March 31, 2006.

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

Fair value of financial instruments: The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and income taxes payable are reasonable estimates of their fair value because of the maturity of these items.

Stock-based compensation: Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using the Black-Scholes valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant.

The Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, compensation expense of $40,770 ($34,229 net of tax) was recorded for the year ended March 31, 2007 to cost of sales, selling, general and administrative and research and development expense, as appropriate, while the pro forma schedule required for SFAS 123 below shows the compensation expense for the prior years. Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2007 was $89,613, pre-tax, and the weighted-average period over which the cost is expected to be recognized is approximately 2.5 years. Amounts capitalized as part of inventory costs were not significant.

The Company’s consolidated statements of cash flows presents stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities as well as a reclassification of the tax benefit realized from the exercise of stock options by employees (in excess of the compensation costs recognized) from operating activities to financing activities as required by SFAS 123R.

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

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

Years ended March 31, (In thousands, except per share data)	2006	2005
Net income:
As reported	$708,514	$838,805
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax	(35,631)	(38,778)
Pro forma	$672,883	$800,027
	=======	=======
Net income per common share:
Basic:
As reported	$2.11	$2.30
Pro forma	$2.00	$2.20
Diluted:
As reported	$2.08	$2.25
Pro forma	$1.98	$2.15

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	29.63%	27.86%	26.96%
Risk-free interest rate	4.8%	4.3%	4.0%
Expected life of options (years)	5	5	5

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

Recent accounting standards: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities" which permits an entity to measure certain financial assets and financial liabilities at fair value. The purpose of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective as of the beginning of fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 159 and does not anticipate a material effect.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), "Fair Value Measurements". This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective as of the beginning of fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 157 and does not anticipate a material effect.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements". This bulletin discusses the utilization of quantifying the effects of financial statement misstatements by using a "dual approach" to assess these effects, which includes both a focus on the balance sheet and income statement. SAB 108 was effective for fiscal 2007 and did not have any effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has elected to adopt FIN 48 as of April 1, 2007, however the Company does not anticipate a material effect.

2.  Net Income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31, (In thousands)	2007	2006	2005
Basic	318,539	335,912	363,991
Effect of assumed conversion
of employee stock options
and warrants	4,242	4,409	8,099
Diluted	322,781	340,321	372,090
	======	======	======

Options to purchase approximately 6,000, 7,401 and 1,861 shares of common stock at exercise prices ranging from $41.49 to $76.66 per share were outstanding during a portion of fiscal 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2016.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2007, 2006 and 2005, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2007		2006		2005
		Long-lived		Long-lived		Long-lived
	Net sales	assets	Net sales	assets	Net sales	Assets
United States	$3,121,091	$410,211	$2,738,592	$474,451	$2,997,731	$490,248
Ireland	13,680	121,610	11,064	118,786	9,905	140,527
United Kingdom	48,553	10,761	44,278	10,430	44,772	10,847
	$3,183,324	$542,582	$2,793,934	$603,667	$3,052,408	$641,622
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31, (In thousands)	2007	2006	2005

Central nervous system (CNS)	$2,794,685	$2,400,304	$2,596,017
Cardiovascular	50,199	67,002	103,810
Other	338,440	326,628	352,581
	$3,183,324	$2,793,934	$3,052,408
	========	========	========

The Company's CNS franchise consisting of Lexapro®, Celexa® and Namenda® accounted for 88%, 86% and 85% of the Company's net sales for the years ended March 31, 2007, 2006 and 2005, respectively. During fiscal 2005, generic equivalents to Celexa were introduced into the marketplace.

The following illustrates net sales to our principal customers:

	2007	2006	2005

McKesson Drug Company	37%	35%	33%
Cardinal Health, Inc.	27%	26%	23%
AmeriSource Bergen Corporation	13%	20%	21%

4.  Accounts receivable:

Accounts receivable, net consist of the following:

March 31, (In thousands)	2007	2006
Trade	$330,580	$294,094
Other	52,075	72,444
	$382,655	$366,538
	=======	=======

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2007	2006
Raw materials	$257,042	$397,703
Work in process	8,449	7,828
Finished goods	168,672	230,188
	$434,163	$635,719
	=======	=======

6.  Acquisitions (In thousands):

On January 10, 2007, the Company acquired Cerexa, Inc. (Cerexa), a biopharmaceutical company based in Alameda, California for approximately $494,000 in a merger pursuant to which Cerexa became a wholly-owned subsidiary of the Company.  The Company acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (ceftaroline), a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic.  The acquisition of Cerexa also included a second development-stage hospital-based antibiotic, ME1036, which has shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria, including common drug-resistant pathogens, such as methicillin resistant Staphylococcus aureus, in preclinical studies.  The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.   In addition to the initial cash consideration, the Company will be obligated to pay an additional $100,000 in the event that annual United States sales of ceftaroline exceed $500,000 during the five year period following product launch. The acquisition was accounted for under the purchase method of accounting.

The Company engaged an independent third party to assist in the valuation of Cerexa’s assets. Of the $494,000 consideration paid, approximately $476,000 was allocated as in-process research and development (IPR&D). The IPR&D represents the value assigned to the two compounds ceftaroline and ME1036, neither of which has achieved regulatory approval. The IPR&D was expensed in fiscal year 2007 because the compounds do not have any alternative future use. This charge was not deductible for tax purposes.

In order to determine the estimated fair value of IPR&D, the "income method" was utilized This method applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs, which considers applicable economic, industry and competitive environments, including relevant historical and future estimated trends. The estimated future net cash flows were then discounted to the present value using an appropriate discount rate of 16% in valuing each of these compounds independently.

7.  Marketable securities:

The composition of the investment portfolio at March 31 was:

(In thousands)	Cost	Fair value
2007
Federal, state, local and bank obligations	$1,449,429	$1,449,343
	========	========
2006
Federal, state, local and bank obligations	$ 909,465	$ 908,015
	========	========

The contractual maturities at March 31, 2007 consist of the following:

(In thousands)	Cost	Fair value
Less than one year	$ 788,982	$ 788,951
One year or more	660,447	660,392
	$1,449,429	$1,449,343
	========	========

The net unrealized holding losses of approximately $86 at March 31, 2007 and approximately $1,450 at March 31, 2006 are included in Stockholders' equity: Accumulated other comprehensive income.

8.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2007	March 31, 2006
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	14	$225,209	$151,556	$225,209	$ 118,300
Product rights	14	83,008	31,224	83,008	24,292
Buy-out of royalty agreements	9	95,061	74,262	95,061	65,756
Trade names	20	34,190	23,487	34,190	20,990
Non-compete agreements	9	22,987	22,987	22,987	22,987
Other	2	8,848	8,738	8,848	5,193
Total	11	$469,303	$312,254	$469,303	$257,518
		========	========	========	========

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 2007, 2006 and 2005 and amounted to approximately $54,736, $44,385 and $31,214, respectively. The annual amortization expense expected for fiscal years 2008 through 2012 is $35,364, $35,078, $27,345, $18,718 and $12,535, respectively.

In fiscal years 2007 and 2006, the Company determined that certain license agreements and product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $12,564 in fiscal year 2007 and $2,682 in fiscal year 2006, and were included in amortization expense.

In fiscal year 2007, the Company entered into a license agreement with Almirall Prodesfarma S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain for the development and exclusive U.S. marketing rights to aclidinium (LAS 34273), Almirall’s novel long-acting muscarinic antagonist.

In fiscal year 2006, the Company entered into four license agreements: The first two were with Gedeon Richter Limited for the North American rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5). The third was with Mylan Laboratories Inc. for the North American rights to nebivolol, a beta blocker being developed for the treatment of hypertension and congestive heart failure. The fourth was with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a development stage antibiotic. The Company subsequently terminated this agreement due to regulatory uncertainty following receipt of a "non-approvable" letter from the FDA for its new drug application.

For fiscal years ended March 31, 2007 and 2006, the upfront and milestone payments made in conjunction with such license agreements were recorded to research and development expense and amounted to $80,000 and $157,000, respectively.

9.   Accrued expenses:

Accrued expenses consist of the following:

March 31, (In thousands)	2007	2006
Managed care and Medicaid rebates	$146,500	$ 94,136
Employee compensation and other benefits	83,003	82,366
Clinical research and development costs	69,973	40,426
Other	33,519	25,862
	$332,995	$242,790
	=======	=======

10.  Commitments (In thousands):

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2018. Rent expense approximated $33,149, $30,814 and $32,738 for fiscal years ended March 31, 2007, 2006 and 2005, respectively. Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31,
2008	$ 33,390
2009	29,021
2010	20,063
2011	11,469
2012	8,859
Thereafter	44,884
$147,686
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2007, 2006 and 2005, royalty expense amounted to $4,742, $5,896 and $6,979, respectively.

License agreements: The Company has entered into several license agreements for products currently under development. The Company may be obligated in future periods to pay additional amounts subject to the achievement of certain product milestones, as defined.

Inventory purchase commitments: The Company has inventory purchase commitments of $116,344 as of March 31, 2007.

11.  Stockholders' equity (In thousands, except per share data):

Stock options: The Company has various Employee Stock Option Plans whereby options to purchase an aggregate of 38,000 shares of common stock have been or remain to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options are exercisable for five to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options outstanding			Options exercisable
		Weighted average
		remaining
Range of	Number	contractual life	Weighted average	Number	Weighted average
exercise prices	outstanding	(in years)	exercise price	exercisable	exercise price

$ 4.55 to $30.00	1,789	2.3	$12.74	1,789	$12.74
30.01 to 50.00	12,497	4.0	41.09	7,041	39.48
50.01 to 76.66	3,938	5.8	54.39	916	59.01
	18,224	4.2	40.91	9,746	35.95
	=====			=====

Transactions under the stock option plans are summarized as follows:

			Weighted average
			remaining	Aggregate
		Weighted average	contractual life	intrinsic
	Shares	exercise price	(in years)	value
Options outstanding at March 31, 2004
(at $4.55 to $76.66 per share)	27,174	$28.65
Granted (at $40.00 to $63.44 per share)	3,306	43.76
Exercised (at $4.55 to $53.23 per share)	(1,971)	16.56
Forfeited	(906)	40.89

Options outstanding at March 31, 2005
(at $4.55 to $76.66 per share)	27,603	30.92
Granted (at $36.50 to $45.76 per share)	2,950	40.45
Exercised (at $4.55 to $48.34 per share)	(4,890)	17.13
Forfeited	(1,598)	44.46

Options outstanding at March 31, 2006
(at $4.55 to $76.66 per share)	24,065	33.98
Granted (at $38.94 to $51.54 per share)	3,859	49.35
Exercised (at $4.55 to $53.23 per share)	(8,568)	24.84
Forfeited	(1,132)	38.90

Options outstanding at March 31, 2007
(at $5.64 to $76.66 per share)	18,224	$40.91	4.2	$205
	======	=====	===	====

Options exercisable at March 31, 2007	9,746	$35.95	3.4	$160
	======	=====	===	====

At March 31, 2007, 4,957 shares were available for grant.

The total intrinsic value of stock options exercised during the years ended March 31, 2007, 2006 and 2005 was $203,105, $109,638 and $66,014 respectively. The weighted-average grant date fair value per stock option granted during the years ended March 31, 2007, 2006 and 2005 were $16.52, $14.91 and $17.11, respectively. The total cash received as a result of stock option exercises for the years ended March 31, 2007, 2006 and 2005 was approximately $210,920, $78,666 and $30,401, respectively. In connection with these exercises, the tax benefit realized was $80,225, $35,311 and $54,660. The Company settles employee stock option exercises with newly issued common shares.

12.  Contingencies:

The Company remains a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products. In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products. The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages. The Judicial Panel on Multi-District Litigation ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption "In re Brand Name Prescription Drugs Antitrust Litigation."

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

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, the Company secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to the Company has been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims. However, by way of a decision dated January 25, 2007, the Judge handling the Robinson-Patman Act cases for certain of a smaller group of Designated Defendants whose claims are being litigated on a test basis, granted summary judgment to those Designated Defendants due to Plaintiffs’ failure to demonstrate any antitrust injury. Further motion practice is ongoing with respect to that decision, including with respect to Plaintiffs’ effort to obtain injunctive relief, and it is likely that the Plaintiffs will pursue an appeal of the ruling.

The Company and certain of its officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York (or the Court) on behalf of a purported class of all purchasers of the Company’s securities between August 15, 2002 and August 31, 2004 or September 1, 2004 and consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to the Company’s business, prospects and operations, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. In July 2006, the Court granted in part and denied in part the Company’s motion to dismiss. Claims remain pending with respect to alleged marketing statements and omissions with respect to the Company’s drugs for the treatment of depression. The complaint seeks unspecified damages and attorneys fees. The Court has ordered the parties to complete discovery by August 31, 2007. In addition, the Company’s directors and certain of its officers have been named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing the Company to misrepresent its financial results and prospects, selling shares of its common stock while in possession of proprietary non-public information concerning its financial condition and future prospects, abusing its control and mismanaging the Company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. In September 2006, the Court granted the Company’s motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors. By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until August 31, 2007.

On January 14, 2003, Forest Pharmaceuticals, Inc., a wholly-owned subsidiary, was named as a defendant, together with 29 other manufacturers of pharmaceutical products, in an action brought in the United States District Court for the Eastern District of New York by the County of Suffolk, New York, as plaintiff. The action alleges that County of Suffolk was overcharged for its share of Medicare and Medicaid drug reimbursement costs as a result of reporting by manufacturers of "Average Wholesale Prices" (or AWP) which did not correspond to actual provider costs of prescription drugs. The action includes counts under the Federal RICO and False Claims Act, as well as claims arising under state statutes and common law. The action asserts substantially similar claims to other actions which have been brought in various Federal District and state Courts by various plaintiffs against pharmaceutical manufacturers and which have been assigned to the United States District Court of the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigation" for coordinated treatment. The action brought by plaintiff has been transferred to the District of Massachusetts for coordination with these multi-district proceedings.

Subsequent to the filing of the County of Suffolk Complaint, additional substantially identical actions have been filed against numerous manufacturers, including us, by nearly all of the remaining New York counties. At this point, it is the Company’s understanding that nearly all of the counties have either filed or will be filing actions essentially identical to the action commenced by the County of Suffolk.

In September 2003, the Company and the other Defendants filed motions to dismiss the County of Suffolk Complaint. Judge Saris, the Judge presiding over the Multi-District Litigation, issued three separate opinions dated, respectively, September 30, 2004, October 26, 2004 and April 8, 2005. In the September 30, 2004 decision, Judge Saris dismissed the County of Suffolk’s RICO claims, as well as two of the county’s claims under the Best Price statute and its claim for fraud. By way of the October 26, 2004 decision, Judge Saris dismissed several claims asserted by the County of Suffolk under New York statutes as related to the Plaintiff’s contention that the Company had filed fraudulent Best Price information under applicable Medicaid regulations. At the time, however, Judge Saris did not address those claims as they related to the alleged inflation of our AWP for our products. Instead, Judge Saris requested the submission of additional information by the parties. After that information was submitted, by way of decision dated April 18, 2005, Judge Saris dismissed the Plaintiff’s remaining AWP claims, finding that the Plaintiff has failed to satisfy Rule 9(b).

A Consolidated Amended Complaint was then filed on behalf of all of the numerous New York State counties represented by the attorneys for the County of Suffolk. All of the defendants filed motions to dismiss the Consolidated Amended Complaint. One of the New York counties, Nassau County, is represented by different counsel, and the Company and the other defendants also moved to dismiss that Complaint. By way of a decision dated April 2, 2007, Judge Saris granted in part and denied in part the Defendants’ motion to dismiss the Suffolk and Nassau complaints. The decision dismissed some claims entirely and eliminated portions of claims as to a number of the Company’s drugs. Judge Saris reaffirmed the dismissal of the RICO claims. It is the understanding of the Company’s that the Plaintiffs intend to file yet another amended complaint.

An action filed by another of the counties, Erie County, was commenced in New York State Court, and a motion to dismiss that action was filed by the Company and the other Defendants. The motion was largely denied by the state court judge, but subsequently that action as well as similar actions involving the counties of Schenectady and Oswego, were removed from state court to the federal MDL judge, Judge Saris. A motion to remand those actions is currently pending before Judge Saris.

The Company is also named as a Defendant in AWP litigations commenced in Alabama, Alaska, Hawaii, Illinois, Kentucky and Mississippi. Motions to dismiss were filed in connection with each of these actions. The Alabama motion was denied, and the parties are proceeding with discovery. The first trial (which would include some 19 Defendants, not including the Company) is set for November 2007, although the trial setting is the subject of a mandamus petition which was recently heard by the Alabama Supreme Court. In the petition, the Defendants seek individual, company-by-company trials. The petition is now under judicial consideration. The Alaska, Hawaii and Kentucky motions were, for the most part, denied. With respect to the Illinois and Mississippi actions, those actions were removed to federal court, and remand motions are being considered by Judge Saris. The Illinois motion to dismiss has not yet been decided, and the Mississippi motion to dismiss (as well as other motions directed to the pleading) was granted in part and denied in part prior to removal, with the Plaintiff also being given the opportunity to file an Amended Complaint.

The Company is a Defendant in an action in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The Complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail’s January 2001 patent listing in the Food and Drug Administration’s "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which the Company distributes in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from us from February 12, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail’s motion for summary judgment in a related action (Twin Cities v. Biovail) to which the Company is not a party. The Plaintiffs in the Louisiana Wholesale case then amended their Complaint to add a conspiracy charge against Biovail and Forest and an allegation that Plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. The Company and Biovail filed a motion for summary judgment and a motion to dismiss directed to the Complaint. By way of a decision dated June 22, 2006, Judge Robertson granted Defendants’ motion for summary judgment, both with respect to original claims, as well as the newly-added claim asserted by the Louisiana Wholesale plaintiffs. That decision, along with the original Twin Cities decision, is now on appeal before the United States District Court for the District of Columbia.

A case involving the same facts, Sullivan v. Biovail Corporation, Civil Action No.: GIC281787, has been commenced in the Superior Court in the State of California, County of San Diego. That action, which seeks only injunctive relief, also purports to allege improper conduct by Biovail and Forest under California law. The Company and Biovail filed a motion to dismiss with respect to the complaint in Sullivan, and by way of a decision dated August 19, 2006, that motion was granted due to Plaintiffs’ failure to comply with California statutory standing requirements. In view of the fact that the Plaintiffs had already been given several opportunities to amend their Complaint, the court denied Plaintiffs leave to amend their Complaint. Plaintiffs are now pursuing an appeal of that decision.

The United States Attorney’s Office for the District of Massachusetts is investigating whether the Company may have committed civil or criminal violations of the Federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products. As part of this investigation, the Company received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox. The subpoenas request documents relating to a broad range of the Company’s marketing and promotional activities during the period from January 1, 1997 to the present. In April 2006, the Company received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning our manufacture and marketing of Levothroid, the Company’s levothyroxine supplement for the treatment of hypothyroidism. The Company understands that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid. The Company is continuing to cooperate with this investigation.

The Company received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to its commercial relationship with Omnicare, Inc. (or Omnicare), a long term care pharmacy provider, including but not limited to documents concerning its contracts with Omnicare, and rebates and other payments made by the Company to Omnicare. The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal health care laws by Omnicare and potentially others and is cooperating in this investigation.

In September 2003, the Company, together with H. Lundbeck A/S, filed an action for patent infringement against Ivax Pharmaceuticals, Inc. (now owned by Teva Pharmaceuticals and hereinafter referred to as Teva) in the United States District Court for the District of Delaware under the caption Forest Pharmaceuticals, Inc., Forest Laboratories Ireland, Ltd. and H. Lundbeck A/S v. Ivax Pharmaceuticals, Inc. The action is based upon the filing by Teva with the Food and Drug Administration of an Abbreviated New Drug Application (or ANDA) for a generic equivalent to our Lexapro brand escitalopram oxalate. The Teva ANDA seeks approval to market the generic product prior to the expiration of our Lexapro patent which will expire in 2012. Teva has stipulated infringement for the patent claims at issue and asserted a counterclaim to the effect that the Lexapro patent is invalid. Following a trial held in March 2006, the U.S. District Court for the District of Delaware ruled in the Company’s favor, holding that its patent is valid and enforceable. Teva has appealed the District Court’s ruling to the Court of Appeals for the Federal Circuit. Briefing and oral argument in such appeal have been completed and a decision is expected prior to calendar 2007 year end.

The Company and Lundbeck have commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories Ltd. in the United States District Court for the Eastern District of Michigan. Caraco has also filed an Abbreviated New Drug Application with the FDA seeking to market a generic version of Lexapro.

On July 14, 2006, the Company was named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. Motions to dismiss have been filed by all of the defendants, and those motions are pending before the court.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against the Company and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, H. Lundbeck Inc. and Forest Laboratories, Inc. In the action, the plaintiff alleges that the importation and sale in the United States of "citalopram products" by Lundbeck and us infringes certain claims of a manufacturing process patent owned by plaintiff. The action seeks injunctive relief as well as damages under U.S. patent laws. The Company believes that the plaintiff’s claim is without merit. Further, the Company believes that its license agreements with Lundbeck require Lundbeck to indemnify the Company from the cost of defending this action and from any associated damages or awards.

The Company has been named in approximately 45 product liability lawsuits that remain active. Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide. The suits seek substantial compensatory and punitive damages. The Company is vigorously defending these suits. A multi-district proceeding (or MDL) has been established for this litigation, with the Federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

The Company expects the MDL will ease the burden of defending these cases. While litigation is inherently subject to uncertainty and accordingly the Company cannot predict or determine the outcome of this litigation, the Company believes there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide Forest with a meaningful opportunity to vindicate the Company’s products. The Company currently maintains $140 million of product liability coverage per "occurrence" and in the aggregate.

The Company received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to its use of the "nominal price" exception to the Medicaid program’s "Best Price" rules.  The Company understands that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that Office’s investigation of the use of the "nominal price" exception and intends to comply with the subpoenas.

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the proceedings brought against us, including the product liability cases described above, are without merit and it has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

13.  Other income:

Other income consists of the following:

Years ended March 31, (In thousands)	2007	2006	2005
Interest and dividends	$80,675	$49,481	$43,455
Other	843	805	2,407
	$81,518	$50,286	$45,862
	======	======	======

14.  Income taxes:

The components of income before income tax expense were:

Years ended March 31, (In thousands)	2007	2006	2005

U.S.	($ 26,935)	$446,610	$ 695,858
Foreign	735,779	422,902	488,897
Income before income tax expense	$708,844	$869,512	$1,184,755
	=======	=======	========

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2007	2006	2005
Current:
U.S. federal	$248,846	$155,906	$154,752
Section 965 repatriation		(36,414)	90,657
State and local	15,397	12,690	9,225
Foreign	61,230	61,850	37,961
	325,473	194,032	292,595
Deferred:
Domestic	(79,147)	(14,499)	46,132
Foreign	8,415	(18,535)	7,223
	(70,732)	(33,034)	53,355

	$254,741	$160,998	$345,950
	=======	=======	=======

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2007	2006	2005
U.S. statutory rate	35.0%	35.0%	35.0%
Acquired in-process research and development	23.5
Effect of foreign operations	(21.8)	(10.8)	(11.7)
Impact of Section 965 repatriation		(4.2)	7.6
Research credit	(2.2)	(1.5)	(1.1)
State and local taxes, less federal tax benefit	2.4	0.8	1.0
Permanent differences and other items	(1.0)	(0.8)	(1.6)
	35.9%	18.5%	29.2%
	===	===	===

The Company’s effective tax rate in fiscal year 2007 was higher than the statutory tax rate principally as a result of the non-deductible charge to earnings for in-process research and development in connection with the Cerexa acquisition. The Company’s effective tax rate in fiscal years 2006 and 2005 was lower than the statutory rate principally resulting from the proportion of earnings generated in lower taxed foreign jurisdictions as compared with the United States. These earnings include development and manufacturing income from our operations in Ireland, which operate under tax incentives that currently expire in 2010. Moreover, the effective tax rate was further impacted in fiscal years 2006 and 2005 principally from the earnings repatriated pursuant to Section 965 of the American Jobs Creation Act of 2004.

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

The Company is subject to income taxes in both the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company is continually audited by federal and state as well as foreign tax authorities and believes that its accrual for tax contingencies is adequate for all open years, based on experience, interpretations of tax law and judgments about potential actions by taxing authorities. The Company accrues liabilities for identified tax contingencies that result from tax positions taken that could be challenged by tax authorities. Although the Company’s tax reserves reflect the probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued.

The Company files tax returns in the United States and various state and foreign jurisdictions. The Company’s tax returns for fiscal years prior to 1999 generally are no longer subject to review as such years are generally closed. Tax authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1999 years, including the United States Internal Revenue Service (IRS), which is currently examining the Company’s consolidated federal tax returns for fiscal years March 31, 2002 and March 31, 2003.

Net deferred income taxes relate to the following timing differences:

March 31, (In thousands)	2007	2006
Inventory reserves	$ 40,631	$ 44,332
Receivable allowances and other reserves	85,486	69,317
Depreciation	(4,031)	(7,251)
Amortization	23,467	10,334
Carryforwards and credits	91,566	31,647
Accrued liabilities	22,886	17,666
Employee stock option tax benefits	16,139	3,804
Other	743	247
Subtotal	276,887	170,096
Valuation allowance	(23,724)
Deferred taxes, net	$253,163	$170,096
	=======	=======

The Company has carryforwards primarily related to net operating losses and excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2008 and 2025. The increase in deferred taxes for net operating losses and other carryforwards principally relate to net operating loss carryforwards and other tax attributes acquired as part the Cerexa acquisition that generally expire in 2025 and thereafter. Although not material, valuation allowances have been established for a portion of these tax attributes as the Company has determined that it was more likely than not that these benefits will not be realized.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contained numerous changes to existing tax laws, including both domestic and foreign tax incentives. One of the key provisions of the Act, Internal Revenue Code Section 965, included a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. The provision was effective for dividends paid during the taxable year beginning before the date of enactment or the first taxable year beginning on or after the date of enactment. Moreover, the dividends must have been invested in the United States under a domestic reinvestment plan approved by senior management and, subsequently, the board of directors. The provision contains a non-exclusive list of examples of permitted uses of the funds which include funding of (1) worker hiring and training; (2) infrastructure; (3) research and development; (4) capital investment; and (5) the financial stabilization of the corporation for purposes of job retention and creation. The dividends subject to the dividend received deduction could not exceed the greater of $500,000 or the earnings reported on the Company’s financial statements pursuant to Accounting Principles Board Opinion No. 23 as permanently invested earnings for financial statements certified on or before June 30, 2003.

The Company, upon satisfying the U.S. investment criteria and other requirements under the Act, as well as evaluating the guidance provided by the U.S. Treasury Department, had executed such a qualifying repatriation in the amount of $1,238,900, the maximum dividend amount for which the special deduction under the Act could be claimed. The resulting additional U.S. tax of $90,657 with respect to such repatriation was provided for in the Company’s income tax expense for the fiscal year ended March 31, 2005. In the fiscal year ended March 31, 2006, the Company reversed $36,414 of the prior year accrual due to updated guidance issued by the U.S. Treasury Department. Since the originally enacted law did not specifically address whether the deduction applied to the required tax gross-up related to the dividend as of the date the financial statements were prepared for the March 2005 quarter of the 2005 fiscal year, the Company accrued the tax assuming the deduction did not apply, which represented the additional $36,414 of tax. In May 2005, the U.S. Treasury Department clarified that the dividend received deduction did in fact apply to the tax gross-up amount and accordingly the $36,414 tax accrual was reversed.

The U.S. Treasury Department further clarified that a safe harbor was available to those taxpayers who have established that the dividend amounts have been invested in the United States pursuant to the domestic reinvestment plan in satisfaction of the requirements of Internal Revenue Code Section 965. The safe harbor provided that if the taxpayer has made 60% of the permitted expenditures within three years, including the election year, and files a report stating that it intends to make the remaining amount of the investments, if any, pursuant to the reinvestment plan no later than the end of the fourth taxable year following the election year, then the IRS will deem the taxpayer to have satisfied the statutory requirements. As of March 31, 2006, the Company has made 100% of the permitted expenditures pursuant to its domestic reinvestment plan and, accordingly, will satisfy the safe harbor requirements once the report is filed with its tax return.

Excluding the repatriation discussed above, no provision has been made for income taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $1,621,000 at March 31, 2007 as the Company intends to indefinitely reinvest such earnings.

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. A tax position is recognized if a position is more likely than not to be sustained. The amount of benefit is measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48, which is effective for fiscal year 2008, was adopted by the Company on April 1, 2007. The Company is in the process of evaluating the potential impact of FIN 48 and expects that the adoption will result in an increase to the tax accrual and a charge to retained earnings. However, the impact is not expected to be material.

15.  Quarterly financial data (unaudited):

(In thousands, except per share data)

				Diluted
			Net	earnings
	Net sales	Gross profit	income (loss)	per share
2007
First quarter	$758,768	$583,083	$200,607	$0.62
Second quarter	778,676	593,578	241,111	0.75
Third quarter	830,431	634,892	250,301	0.78
Fourth quarter (a)	815,449	626,169	(237,916)	(0.75)

2006
First quarter (b)	$674,653	$515,807	$216,577	$0.62
Second quarter	691,633	533,218	204,884	0.59
Third quarter	714,887	549,012	195,163	0.57
Fourth quarter	712,761	544,901	91,890	0.28

(a) Includes a $476,000 charge to IPR&D related to the Cerexa acquisition.

(b) Includes a $36,414 reversal of a one-time special charge of $90,657 during the March 2005 quarter that related to taxes associated with $1.239 billion of funds repatriated under the American Jobs Creation Act of 2004.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollar amounts in thousands)

This year marked continued growth of our key marketed products, continued investment in research and development to enhance and develop our current pipeline of products as well as changes in our Executive management. For the fiscal year ended March 31, 2007, total net revenues increased by $479,395 to a record high of $3,441,785 as a result of increased sales growth of Lexapro® and Namenda®, and higher co-promotion income of Benicar®.

On January 10, 2007, we acquired Cerexa, Inc. (Cerexa), a biopharmaceutical company based in Alameda, California for approximately $494,000 in a merger pursuant to which Cerexa became a wholly-owned subsidiary.  Pursuant to the merger we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (ceftaroline), a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic and ME1036 a second development stage hospital-based antibiotic. In addition to the initial cash consideration, the Company will be obligated to pay an additional $100,000 in the event that annual United States sales of ceftaroline exceed $500,000 during the five year period following product launch.

In April 2006, we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to aclidinium (LAS 34273), a long-acting muscarinic antagonist which is being developed for the treatment of chronic obstructive pulmonary disease (COPD).

On September 5, 2006, our Board of Directors appointed Lawrence S. Olanoff, M.D., Ph.D. as President and Chief Operating Officer and as a Director. Dr. Olanoff rejoined Forest on October 30, 2006, having served as our Executive Vice President and Chief Scientific Officer for the ten years ended July 2005. Dr. Olanoff succeeded Kenneth E. Goodman who retired after 26 years with Forest. Mr. Goodman remains a member of our Board of Directors.

During fiscal 2006, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock. As of March 31, 2006 all of these shares were repurchased, completing the program. In May 2006, our Board of Directors authorized a new share repurchase program (the 2007 Repurchase Program) for up to 25 million shares of our common stock. The authorization became effective immediately and has no set expiration date. As of May 29, 2007, 10.3 million shares have been repurchased at a cost of $472,279 and we continue to have authority to purchase up to an additional 14.7 million shares under the 2007 Repurchase Program.

Financial Condition and Liquidity

Net current assets increased by $8,889 for fiscal 2007 principally due to cash, marketable securities and accounts receivable from ongoing operations. During fiscal 2007 we had significant outlays of cash. During the first three quarters, pursuant to the 2007 Repurchase Program, we repurchased 10.3 million shares at a cost of $472,279. No shares were repurchased during the fourth quarter and 14.7 million shares remain available for repurchase. During the fourth quarter, we paid approximately $494,000 in connection with our acquisition of Cerexa. Despite these payments, cash and marketable securities increased as a result of our strong operations. Long-term marketable securities increased, as certain funds, not required to fund the Cerexa acquisition or share repurchase program, were shifted to longer-term, principally auction rate notes, in order to receive more favorable rates of return. Accounts receivable increased due to higher trade receivables from sales of our principal branded products offset by a decrease in other accounts receivable due to the timing of payments from Daiichi Sankyo for our co-promotion of Benicar. Raw material and finished goods inventory levels decreased during the period as we continued our program of reducing Lexapro, Namenda and Campral inventories to normal, post-launch requirements. Increases to accounts payable, accrued expenses and income taxes payable were all the result of normal operating activities.

Property, plant and equipment decreased from fiscal 2006, due to depreciation expense recorded during the year and the closure during the fourth quarter of our manufacturing facilities located in Inwood, New York. These operations were relocated to certain of our other locations to gain efficiencies. We are in the process of negotiating the sale of the Inwood property, buildings and certain machinery and equipment, which is expected to be completed later this year. The value of the idle assets available for sale has been reclassified from property, plant and equipment to other assets. During the year, we completed several major expansion and renovation projects. We currently have only one major facilities expansion underway, the refurbishing of a 90,000 square foot plant in Ireland which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. We also continued to make technology investments to expand our principal operating systems to include salesforce and warehouse management applications.

On May 18, 2006, the Board authorized the 2007 Repurchase Program for up to 25 million shares of common stock. As of May 29, 2007, we have repurchased a total of 10.3 million shares under this program at an average price of $45.79 and a cost of $472,279, leaving us the authority to purchase 14.7 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2007:

		Payments due by period (in thousands)
	<1 year	1-3 years	4-5 years	>5 years	Total

Operating lease obligations	$ 33,390	$49,084	$20,328	$44,884	$147,686

Inventory purchase commitments	116,344				116,344
	$149,734	$49,084	$20,328	$44,884	$264,030
	=======	======	======	======	=======

Off-Balance Sheet Arrangements

Forest is a party to several license agreements for products currently under development. Such agreements may require us to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Results of Operations

In fiscal year 2007, net sales increased $389,390 from $2,793,934 to $3,183,324, a 13.9% increase from fiscal year 2006 primarily due to strong sales of Lexapro and Namenda. Lexapro, our most significant product, with sales of $2,105,990 in fiscal year 2007, grew 12.4% and contributed $232,735 to the net sales change, of which $136,196 was due to price and $96,539 was related to volume. Lexapro achieved an 18.5% share of total prescriptions for antidepressants in the SSRI/SNRI category. We expect Lexapro to remain strong during fiscal 2008. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva Pharmaceuticals (Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva has filed an appeal of the court’s ruling. Briefing and oral argument have been completed and a decision is expected prior to the end of calendar 2007. Another generic manufacturer, Caraco Pharmaceuticals Laboratories, Ltd. (Caraco), has filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest and Lundbeck have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 30.0%, an increase of $152,252 to $660,295 in fiscal 2007, as compared to $508,043 in fiscal 2006, of which $143,174 was due to volume and $9,078 was due to price. Namenda achieved a 32.8% share of total prescriptions in the Alzheimer's market as of March 31, 2007. We anticipate Namenda continuing positive growth through fiscal 2008. Namenda is covered by a U.S. patent which expires in 2010 and should be subject to a patent term extension until September 2013. Namenda was the first product indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets.

Campral®, our treatment for maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation, was launched in the fourth quarter of fiscal 2005 and its sales amounted to $29,649 for fiscal 2007, a 29.7% increase compared to $22,868 in fiscal 2006. Sales of Tiazac® amounted to $50,199, in fiscal 2007 as compared to $67,002 in fiscal 2006. During the December quarter, a third generic equivalent to Tiazac was launched into the market. This may result in reduced average selling prices and lower sales of Tiazac in the future. The remainder of the net sales change for the period was due principally to volume fluctuations of our older and non-promoted product lines.

In fiscal year 2006, net sales decreased $258,474 to $2,793,934, an 8.5% decrease from fiscal year 2005 primarily due to generic competition for Celexa. Sales of Celexa were $658,014 in fiscal 2005, compared with $19,006 in fiscal 2006 for both the brand and generic combined. Partially offsetting the losses from Celexa were strong sales of Lexapro and Namenda. Sales of Lexapro grew 16.7% to $1,873,255 for fiscal 2006, and contributed $267,959 to the net sales change, of which $184,809 was due to volume and $83,150 was due to price and as of March 31, 2006 achieved a 20.2% share of total prescriptions for antidepressants in the SSRI/SNRI category. Sales of Namenda, launched in March 2004, grew 52.7%, an increase of $175,336 to $508,043 in fiscal 2006, as compared to $332,707 in fiscal 2005, of which $150,169 was due to volume and $25,167 was due to price. Namenda achieved a 29.8% share of total prescriptions in the Alzheimer's market as of March 31, 2006. Sales of Campral amounted to $22,868 for fiscal 2006 compared to $3,199 in fiscal 2005. Sales of Combunox® amounted to $8,283 for fiscal 2006 as compared to $4,049 in fiscal 2005. As of April 1, 2006, detailing of this product to physicians was discontinued. Tiazac sales declined $36,808 from fiscal 2005 due primarily to generic competition. Flumadine sales decreased $33,768 due to volume as a result of a one-time order from the Centers for Disease Control in fiscal 2005 in response to a flu vaccine shortage. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for fiscal 2007 was $176,943 compared to $118,170 in fiscal 2006 and $61,369 in fiscal 2005, primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar. Under the terms of the agreement, Forest has been co-promoting Benicar since May 2002 and is entitled to a share of the product profits (as defined) from the point the product becomes cumulatively profitable. Benicar became cumulatively profitable during the second quarter of fiscal 2005.

Other income increased in fiscal 2007 and fiscal 2006 primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales was 23% in fiscal 2007 unchanged from fiscal years 2006 and 2005. Pretax stock-based compensation expense related to the adoption of SFAS 123R totaled $1,520 for fiscal 2007 and no such expense was recorded in either fiscal 2006 or fiscal 2005.

Selling, general and administrative expense increased to $1,046,336 in fiscal 2007 from $1,031,451 in fiscal 2006 and $993,715 in fiscal 2005. Fiscal 2007 included pretax stock-based compensation expense related to the adoption of SFAS 123R of $30,293 and no such expense was recorded in either fiscal 2006 or fiscal 2005. The increase of $37,736 in fiscal 2006 as compared to fiscal 2005 was due in large measure to the activities of our salesforce surrounding the launch of Campral and Combunox and additional product license amortization expense on these newly launched products.

Research and development expense increased to $941,003 in fiscal 2007 from $410,431 in fiscal 2006 and $293,659 in fiscal 2005. Fiscal 2007 includes a one-time charge of $476,000 for in-process research and development (IPR&D) related to the acquisition of Cerexa. Excluding this one-time IPR&D charge, research and development expense increased 13% to $465,003 in 2007 from $410,431 in 2006. During the 2007 fiscal year we also paid $20,000 in connection with a development milestone and pretax stock-based compensation expense related to the adoption of SFAS 123R totaled $8,957 for the fiscal year ended March 31, 2007. No such expense was recorded in either fiscal 2006 or fiscal 2005. The increase in research and development expense in fiscal 2006 as compared with fiscal 2005 was due in large measure to upfront and milestone payments made in connection with licensing agreements.

Research and development expense also reflects the following:

As a result of the Cerexa acquisition during the fourth quarter of fiscal 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic. Ceftaroline is being developed initially for the cSSSI indication and the treatment of community acquired pneumonia (CAP). Phase III studies of ceftaroline for cSSSI began in February 2007. The acquisition of Cerexa also included a second development-stage hospital-based antibiotic, ME1036, which has shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria, including common drug-resistant pathogens, such as MRSA, in preclinical studies. ME1036 is expected to enter Phase I studies later this year. The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.

We engaged an independent third party to assist in the valuation of assets. Of the $494,000 consideration paid, approximately $476,000 was allocated as in-process research and development. The IPR&D represents the value assigned to the two compounds ceftaroline and ME1036, neither of which has achieved regulatory approval. The IPR&D was expensed in fiscal year 2007 since these rights do not have any alternative future use. This charge was not deductible for tax purposes.

In order to determine the estimated fair value of IPR&D, we utilized the "income method". This method applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs, which considers applicable economic, industry and competitive environments, including relevant historical and future estimated trends. The estimated future net cash flows were then discounted to the present value using an appropriate discount rate of 16% in valuing each of these compounds independently.

In April 2006, we entered into a collaboration agreement with Almirall Prodesfarma, S.A. for the U.S. rights to aclidinium (LAS 34273), a long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (COPD). In connection with this agreement, Almirall received an upfront license payment of $60,000 and an additional development milestone in May 2007. We are currently conducting two large phase III international studies in COPD and expect results in the second half of calendar 2008.

During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan Laboratories Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the review of certain additional pre-clinical data requested by the FDA. We and Mylan expect the FDA to complete its review prior to the end of calendar 2007. Nebivolol is also being studied for the treatment of congestive heart failure (CHF). We have completed the data analysis of a Phase III study and are continuing to assess the appropriate timing of a submission for this indication.

• A once-daily formulation of Namenda is currently in a Phase III Alzheimer’s disease study as to which results are expected to be available in early calendar 2008.

• Also during the fourth quarter of fiscal 2006, we entered into an agreement with Replidyne, Inc. for the U.S. rights to faropenem medoxomil, a novel antibiotic being developed for upper respiratory and skin infections.  Effective February 6, 2007, the collaboration was terminated because we believe the FDA’s non-approvable letter raises regulatory uncertainty. We reached this conclusion after careful review of all the existing data and the FDA’s pronouncements. There were no payments to Repledyne associated with the termination.

During the third quarter of fiscal 2006, we entered into an agreement with Gedeon Richter Limited for the U.S. and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5).

• On May 22, 2007 we announced that top-line results of a Phase III study demonstrated statistically significant therapeutic effects of milnacipran as a treatment of fibromyalgia syndrome (FMS). Subject to a favorable review of the full study results for the just completed trial and based in part on communication with the FDA, we plan to submit an NDA including data from this study and an earlier Phase III study around the end of calendar 2007. A third randomized pivotal Phase III study, which was commenced in early 2006, is expected to have results in the first half of 2008.

• During the first quarter of fiscal 2006, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of Alzheimer's disease. The study showed sufficient clinical activity, safety and tolerability for us to continue development of the compound.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. Phase II testing in schizophrenia has been initiated and we anticipate results prior to the end of calendar 2007. A second Phase II study in bipolar study was commenced in April 2007 and we expect results sometime in 2008.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC 3886, a PDE4 inhibitor which will be developed for the treatment of asthma and COPD. The initiation of large scale Phase II testing, originally scheduled for calendar 2006, has been delayed pending the provision of certain additional pre-clinical data to the FDA.

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase, a novel drug currently in a Phase II(b)/III clinical study for the treatment of acute ischemic stroke. Enrollment was completed at the end of calendar 2006. We expect that study results will be available in June 2007.

The effective tax rate increased to 21% in fiscal 2007 (excluding the one-time Cerexa IPR&D charge) as compared to 19% and 29% in fiscal years 2006 and 2005, respectively. The effective tax rate for fiscal 2007 was higher compared to fiscal 2006 due primarily to a one-time reversal in the first quarter of fiscal 2006 of $36,414 related to the fiscal 2005 charge of $90,657 for the repatriation of dividends pursuant to the American Jobs Creation Act of 2004. Excluding this impact, the effective tax rate would have been 23% and 22% in fiscal 2006 and fiscal 2005, respectively, and is lower than the U.S. statutory tax rate principally due to the proportional mix of earnings generated in lower-taxed foreign jurisdictions versus the United States. These earnings include manufacturing and development income from our operations in Ireland, which are taxed at 10% through 2010 and at 12.5% thereafter.

We expect to continue our profitability into fiscal 2008 with continued growth in our principal promoted products.

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

Stock-Based Compensation

On April 1, 2006, we adopted SFAS 123R "Share-Based Payment" under the modified prospective method. Since we had previously accounted for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" we recorded stock option expense in fiscal 2007 while no expense was recorded in fiscal years 2006 and 2005.

Also under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as financing on the consolidated statements of cash flows. Prior to adoption, such tax benefits were reported as an increase to operating activities. The adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

We account for our employee stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant and generally have a 5 to 10 year term. The fair value of stock option grants is amortized to expense on an even basis over the vesting period.

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments for actual future settlements have not been material, and have resulted in either a net increase or a net decrease to net income. If estimates are not representative of actual settlement, results could be materially affected. Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $30,606 at March 31, 2007 and $39,209 at March 31, 2006. Commercial discounts and other rebate accruals were $115,893 at March 31, 2007 and $54,927 at March 31, 2006. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates

Changes in estimates
Settlements

Provision for returns

Changes in estimates
Settlements

Provision for chargebacks and discounts

Changes in estimates
Settlements

Ending balance

March 31, 2007 $158,277 369,473 3,301 (324,695) 48,079 27,398 (1,264) (21,925) 4,209 378,809 (7,053) (374,258) (2,502) $208,063 =======	March 31, 2006 $171,119 250,807 22,600 (291,227) (17,820) 22,597 10,480 (32,598) 479 402,942 2,800 (401,243) 4,499 $158,277 =======

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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