Form 10-Q
period 2007-06-30
FOREST LABORATORIES INC
filed 2007-08-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Number of shares outstanding of Registrant's Common Stock as of August 8, 2007: 316,150,004.

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

             ITEM 1. LEGAL PROCEEDINGS

             ITEM 1A. RISK FACTORS

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
             AND ISSUER REPURCHASES OF EQUITY SECURITIES

             ITEM 6. EXHIBITS

             EXHIBIT 31.1
             EXHIBIT 31.2
             EXHIBIT 32.1
             EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2007 (Unaudited)	March 31, 2007

Assets

Current assets: Cash (including cash equivalent investments of $618,384 in June and $556,586 in March)	$ 621,897	$ 563,663
Marketable securities	909,418	788,951
Accounts receivable, less allowance for doubtful accounts of $19,580 in June and $20,033 in March	398,702	382,655
Inventories, net	466,776	434,163
Deferred income taxes	212,276	226,433
Other current assets	49,877	26,852
Total current assets	2,658,946	2,422,717

Marketable securities	759,429	660,392

Property, plant and equipment	541,712	532,861
Less: accumulated depreciation	182,203	171,775
	359,509	361,086
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $386,384 in June and $377,219 in March	148,022	157,049
Deferred income taxes	27,731	27,681
Other	9,428	9,482
Total other assets	200,146	209,177

Total assets	$3,978,030	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2007 (Unaudited)	March 31, 2007

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 202,371	$ 154,614
Accrued expenses	372,206	332,995
Income taxes payable	17,548	139,999
Total current liabilities	592,125	627,608

Long-term income taxes payable	152,695
Deferred income taxes	965	951
	153,660	951

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 421,191 shares in June and 420,695 shares in March	42,119	42,069
Additional paid-in capital	1,391,355	1,354,264
Retained earnings	4,911,722	4,657,356
Accumulated other comprehensive income	23,858	21,879
Treasury stock, at cost
(102,944 shares in June and 101,143 shares in March)	(3,136,809)	(3,050,755)
Total stockholders' equity	3,232,245	3,024,813

Total liabilities and stockholders' equity	$3,978,030	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,
	2007	2006

Net sales	$842,616	$758,768
Contract revenue	53,377	42,662
Other income	32,281	14,908
	928,274	816,338

Costs and expenses: Cost of sales	186,240	175,685
Selling, general and administrative	261,328	244,383
Research and development	136,908	139,082
	584,476	559,150

Income before income tax expense	343,798	257,188

Income tax expense	75,636	56,581

Net income	$268,162	$200,607
	=======	=======
Net income per common share:

Basic	$0.84	$0.62
	====	====
Diluted	$0.83	$0.62
	====	====
Weighted average number of common shares outstanding:

Basic	319,580	321,503
	======	======
Diluted	321,921	325,915
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30,
	2007	2006

Net income	$268,162	$200,607
Other comprehensive income	1,979	7,000

Comprehensive income	$270,141	$207,607
	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$268,162	$200,607
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	11,317	11,211
Amortization and impairments	9,165	14,549
Stock-based compensation expense	10,676	8,759
Deferred income tax expense (benefit)	18,584	(673)
Foreign currency transaction gain	(170)	(144)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(16,047)	11,608
Inventories, net	(32,613)	76,583
Other current assets	(23,025)	(22,218)
Other assets	54
Increase (decrease) in:
Accounts payable	47,757	(3,201)
Accrued expenses	39,211	25,605
Income taxes payable	16,448	30,202
Net cash provided by operating activities	349,519	352,888

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,604)	(10,332)
Purchase of marketable securities	(827,325)	(485,980)
Redemption of marketable securities	607,821	324,188
Net cash used in investing activities	(229,108)	(172,124)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	18,580	21,972
Tax benefit realized from the exercise of stock options by employees	3,372	9,411
Purchase of treasury stock	(86,003)	(69,621)
Net cash used in financing activities	(64,051)	(38,238)

Effect of exchange rate changes on cash	1,874	6,190
Increase in cash and cash equivalents	58,234	148,716
Cash and cash equivalents, beginning of period	563,663	718,974
Cash and cash equivalents, end of period	$621,897	$867,690
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$37,517	$17,658

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	June 30, 2007
(In thousands)	(Unaudited)	March 31, 2007

Trade	$336,958	$330,580
Other	61,744	52,075
	$398,702	$382,655
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2007
(In thousands)	(Unaudited)	March 31, 2007

Raw materials	$242,201	$257,042
Work in process	9,995	8,449
Finished goods	214,580	168,672
	$466,776	$434,163
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended June 30,
	2007	2006
Basic	319,580	321,503
Effect of assumed conversion of employee stock options	2,341	4,412
Diluted	321,921	325,915
	======	======

Options to purchase approximately 8,059 shares of common stock at exercise prices ranging from $38.94 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2007 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2017. Options to purchase approximately 10,058 shares of common stock at exercise prices ranging from $40.00 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2006 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016.

5.   Stock-Based Compensation (In thousands):

The Company has various employee stock option plans from which options are granted to certain employees and non-employee directors which entitle the purchase of shares of common stock at prices not less than the fair market value of the common stock at the date of grant. Both incentive and non-qualified options may be issued under the plans. The options generally vest in three to five years and are exercisable for five to ten years from the date of issuance. Awards are granted by the Board of Directors under the terms of the Company’s 1998, 2000 and 2004 stock option plans, all of which expire after 10 years. As of June 30, 2007, 38,000 shares were authorized and 5,104 were available for grant.

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

The Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, $10,676 of compensation expense ($8,892 net of tax) and $8,759 ($7,426 net of tax) was recorded for the quarters ended June 30, 2007 and 2006, respectively, to cost of sales, selling, general and administrative and research and development expense, as appropriate. Amounts capitalized as part of inventory costs were not significant.

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended June 30,
	2007	2006

Central nervous system (CNS)	$747,508	$663,929
Cardiovascular	8,419	14,785
Other	86,689	80,054
	$842,616	$758,768
	=======	=======

7.   Recently Issued Accounting Standard; Certain Tax Matters:

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, the Company increased its tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance of retained earnings. In addition, accrued interest related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable based on the Company’s expectation of cash payments within the next twelve months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return.

The Company is subject to income taxes both in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company’s tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. The Company accrues liabilities for identified tax contingencies that result from positions taken by the Company that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or less than the amount accrued.

The Company’s income tax returns for fiscal years prior to 1999 generally are no longer subject to review as such fiscal years are generally closed. Tax authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which is currently examining the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003. In connection with the examination, on July 24, 2007, the IRS issued a notice of proposed adjustment for the tax years under examination related to the Company’s intercompany transfer pricing methodology, which seeks to increase the Company’s U.S. taxable income by approximately $600 million for those years combined.

The Company disagrees with the proposed IRS adjustment (which the Company believes is inconsistent with applicable tax laws) and intends to oppose the proposed adjustment vigorously. While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established with respect to this issue, management believes that the ultimate resolution will not have a material adverse effect on the Company’s financial position or liquidity. If the IRS prevails in a position that increases U.S. taxable income, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues increased to $928,274 for the period ended June 30, 2007 as compared to $816,338 for the June 30, 2006 quarter. This was due to strong sales growth of our key marketed products, Lexapro® and Namenda®, and higher co-promotion income from Benicar®. Net income increased by $67,555 during the current quarter as compared to the same quarter last year. While increases in net revenues account for a portion of such increase, the increase is primarily due to the effect of the $60,000 upfront license payment made and expensed in the prior year’s quarter to Laboratorios Almirall, S.A.. (Almirall) in connection with a collaboration agreement for the U.S. rights to aclidinium, a long-acting muscarinic antagonist being developed for the treatment of chronic obstructive pulmonary disease (COPD).

Financial Condition and Liquidity

Net current assets increased by $271,712 from March 31, 2007. Cash and cash equivalents, marketable securities and accounts receivable increased due to ongoing operations. During the June 2007 quarter, pursuant to the 2007 Repurchase Program, we repurchased 1.8 million shares at a cost of $86,003, leaving 12.9 million shares still available for repurchase. Long-term marketable securities increased as well, as certain funds, not required to fund the share repurchase program, were shifted to longer-term in order to receive more favorable rates of return. Trade accounts receivable increased due to higher sales of our principal branded products and other accounts receivable increased due to higher contract revenue from Daiichi Sankyo for our co-promotion of Benicar. Finished goods inventory increased in order to support continued demand for our products. We believe that current inventory levels are adequate to support the growth in our ongoing business. Other current assets increased due principally to the renewal of our insurance programs, which are paid in full at the time of renewal and expensed over the life of the policy years. Increases in accounts payable and accrued expenses were due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased slightly from March 31, 2007. We currently have one major facilities expansion underway, the refurbishing of a 90,000 square foot plant in Ireland which will provide redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. We expect the completion of this facility by the end of the second quarter of fiscal 2008. During the current period, we also continued to make technology investments to expand our principal operating systems to include salesforce applications. We also expect to complete the sale of our Inwood property, buildings and certain machinery and equipment prior to the end of the second quarter of fiscal 2008. The value of these idle assets available for sale are classified in other assets.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, we increased our tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance in retained earnings. In addition, accrued interest, related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable based on our expectation of cash payments within the next twelve months.

During fiscal 2007 our Board of Directors approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock. In the June 2007 quarter, we repurchased 1.8 million shares at a cost of $86,003 and as of August 8, 2007, we have repurchased a total of 14.3 million shares at a cost of $644,631 under the 2007 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the continued share repurchases.

Results of Operations

For the quarter ended June 30, 2007, net sales increased $83,848 to $842,616, an 11% increase from the June 30, 2006 quarter, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $552,313, grew 9% and contributed $45,280 to the net sales change, of which $16,969 was due to volume and $28,311 was due to price. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva Pharmaceuticals (Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva has filed an appeal of the court’s ruling. Briefing and oral argument have been completed and a decision is expected prior to the end of calendar 2007. Another generic manufacturer, Caraco Pharmaceuticals Laboratories, Ltd. (Caraco), has filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest and Lundbeck have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Net sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 27%, an increase of $40,637 as compared to the same period last year to $191,719 for the current quarter, of which $33,317 was due to volume and $7,320 was due to price. Namenda is indicated for the treatment of moderate to severe Alzheimer's disease and has generated significant new prescriptions in the retail and long-term care markets. We anticipate Namenda continuing positive growth through fiscal 2008. The remainder of the net sales change for the period was due principally to volume fluctuations of our older non-promoted product lines.

Contract revenue for the current quarter was $53,377 compared to $42,662 in the same period last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $52,543 as compared to $41,717 last year.

Other income for the current quarter increased over the same period last year primarily due to higher interest income received on higher levels of invested funds and more favorable rates of return. Also included in other income was a milestone payment received related to our European development program for an inhaled cystic fibrosis product.

Cost of sales as a percentage of net sales was 22.1% for the June 2007 as compared with 23.2% for the June 2006 quarter. This decrease was due in large measure to manufacturing and operational efficiency gains.

Selling, general and administrative expenses increased $16,945 in the current quarter as compared to the same period last year. The increase is primarily attributable to salesforce activity and promotional support for products currently marketed and pre-launch costs for nebivolol.

Research and development expense decreased $2,174 as the current quarter included approximately $28,000 in milestone expenses related to the aclidinium and milnacipran development programs as compared with the June 2006 quarter which included a $60,000 upfront license payment to Almirall for the U.S. rights to aclidinium. Excluding these milestone expenses and upfront license payments, research and development expense increased due to the progression of our current pipeline development programs.

Research and development expense also reflects the following:

• During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan Laboratories, Inc. (Mylan) for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. In May 2005, Mylan received an "approvable" letter from the FDA for nebivolol for the treatment of hypertension. Final approval is contingent upon the review of certain additional data requested by the FDA. We and Mylan expect the FDA to complete its review prior to the end of calendar 2007. Nebivolol is also being studied for the treatment of congestive heart failure (CHF). We have completed the data analysis of a Phase III study and are continuing to assess the appropriate timing of a submission for this indication.

• On May 22, 2007 we announced that top-line results of a Phase III study demonstrated statistically significant therapeutic effects of milnacipran as a treatment of fibromyalgia syndrome (FMS). Subject to a favorable review of the full study results and based in part on communication with the FDA, we plan to submit an NDA including data from this study and an earlier Phase III study around the end of calendar 2007. A third randomized pivotal Phase III study, which was commenced in early 2006, is expected to have results in the middle of 2008.

• In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic. Two Phase III studies for ceftaroline continue to enroll patients with complicated skin and structure infections and we will soon begin enrollment in two studies for community acquired pneumonia (CAP). We anticipate the skin and skin structure results by the end of 2008 and the CAP results in 2009.

• In April 2006, we entered into a collaboration agreement with Almirall for the U.S. rights to aclidinium, a long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (COPD). Enrollment of two large Phase III international studies has been completed and we expect to have topline results for these studies in the second half of calendar 2008.

• A once-daily formulation of Namenda is currently in a Phase III Alzheimer’s disease study as to which results are expected to be available in early calendar 2008.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. Phase II testing in schizophrenia has been initiated and we anticipate results prior to the end of calendar 2007. A second Phase II bipolar study was commenced in April 2007 and expect results sometime in 2008.

• During the first quarter of fiscal 2006, we received the results of a recently completed placebo-controlled proof of concept study of neramexane in the treatment of Alzheimer’s disease. We anticipate starting an additional proof of concept study of neramexane in Alzheimer’s disease later in calendar 2007.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC3886, a PDE4 inhibitor for the treatment of asthma and COPD. We have now completed additional preclinical work requested by the FDA and will soon submit the data for its review. We must receive FDA concurrence before we can move to a larger Phase II proof of concept study.

• During the third quarter of fiscal 2006, we entered into an agreement with Gedeon Richter Limited for the U.S. and Canadian rights to RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions and a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5).

• During the first quarter of fiscal 2005, we entered into an agreement with PAION GmbH for the development and marketing of desmoteplase for the treatment of acute ischemic stroke. On May 31, 2007 we announced topline results of the DIAS-2 (Phase III) study in patients with acute ischemic stroke. The primary efficacy endpoint (difference between active treatment and placebo in percentage of composite responders) was not met. We are currently reviewing the complete study database to determine the appropriate next steps.

The effective tax rate was 22% in the current quarter unchanged from the same period last year. Effective tax rates can be affected by ongoing tax audits. See Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $26,890 at June 30, 2007 and $30,411 at June 30, 2006. Commercial discounts and other rebate accruals were $137,111 at June 30, 2007 and $77,961 at June 30, 2006. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates
Changes in estimates
Settlements

Provision for returns
Changes in estimates
Settlements

Provision for chargebacks and discounts
Changes in estimates
Settlements

Ending balance

June 30, 2007 $208,063 100,159 (83,523) 16,636 9,239 (9,559) (320) 81,501 (7,700) (85,578) (11,777) $212,602 =======	June 30, 2006 $158,277 88,512 (75,534) 12,978 5,974 (4,443) 1,531 102,943 (95,332) 7,611 $180,397 =======

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) are generally settled within 2-3 weeks of incurring the liability. Based on current contracting trends and chargeback activity, the Company reduced the estimated liability at June 30, 2007 to more closely reflect management’s estimate of future chargeback settlements.

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry, and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Item 1A. Risk Factors

              There have been no material changes with respect to the risk factors disclosed in our Annual
              Report on Form 10-K for the fiscal year ended March 31, 2007, except that the risk factor captioned The Effective Rate of Taxation upon Our Results of Operations is Dependent on
               Multi-National Tax Considerations is hereby revised to read as follows:

              A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between
              Forest’s non-U.S. operations and the United States, could increase our effective tax rate and negatively affect our results of operations. The transfer pricing issue is the subject of an ongoing audit by the Internal Revenue Service. See Note 7 to the Condensed Consolidated
              Financial Statements (Unaudited).

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity
              Securities

             Purchase of equity securities by Forest:

             In May 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. As of August 8, 2007,
             10.7 million shares were available for repurchase under the 2007 Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the first quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
4/1/07 through 4/30/07	-	-	-	-
5/1/07 through 5/31/07	-	-	-	-
6/1/07 through 6/30/07	1,800,000	$47.78	1,800,000	12,884,700

 (1)  Shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006 and has no set expiration date. We are authorized to purchase up to 25 million shares of our common stock under the 2007 Repurchase Program.

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

Date: August 9, 2007

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer