Form 10-Q
period 2007-09-30
FOREST LABORATORIES INC
filed 2007-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares outstanding of Registrant's Common Stock as of November 8, 2007: 311,856,910.

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

            ITEM 1A. RISK FACTORS

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
             AND ISSUER REPURCHASES OF EQUITY SECURITIES

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             ITEM 6. EXHIBITS

             EXHIBIT 4.1
             EXHIBIT 4.2
             EXHIBIT 31.1
             EXHIBIT 31.2
             EXHIBIT 32.1
             EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2007 (Unaudited)	March 31, 2007

Assets

Current assets: Cash (including cash equivalent investments of $958,432 in September and $556,586 in March)	$ 959,763	$ 563,663
Marketable securities	614,898	788,951
Accounts receivable, less allowance for doubtful accounts of $19,583 in September and $20,033 in March	422,942	382,655
Inventories, net	447,324	434,163
Deferred income taxes, net	212,506	226,433
Other current assets	45,481	26,852
Total current assets	2,702,914	2,422,717

Marketable securities	784,388	660,392

Property, plant and equipment	550,633	532,861
Less: accumulated depreciation	194,344	171,775
	356,289	361,086
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $398,807 in September and $377,219 in March	135,945	157,049
Deferred income taxes	52,679	27,681
Other assets	1,100	9,482
Total other assets	204,689	209,177

Total assets	$4,048,280	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2007 (Unaudited)	March 31, 2007

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 181,591	$ 154,614
Accrued expenses	393,746	332,995
Income taxes payable	3,104	139,999
Total current liabilities	578,441	627,608

Long-term liabilities: Income taxes payable	175,021
Deferred income taxes	975	951
	175,996	951

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 421,366 shares in September and 420,695 shares in March	42,136	42,069
Additional paid-in capital	1,410,201	1,354,264
Retained earnings	5,136,966	4,657,356
Accumulated other comprehensive income	30,356	21,879
Treasury stock, at cost
(107,899 shares in September and 101,143 shares in March)	(3,325,816)	(3,050,755)
Total stockholders' equity	3,293,843	3,024,813

Total liabilities and stockholders' equity	$4,048,280	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net sales	$842,337	$778,676	$1,684,953	$1,537,444
Contract revenue	50,313	48,909	103,690	91,571
Interest income	24,932	19,100	51,670	33,753
Other income	1,378	290	6,921	545
	918,960	846,975	1,847,234	1,663,313

Costs and expenses: Cost of sales	189,992	185,098	376,232	360,783
Selling, general and administrative	280,439	259,008	541,767	503,391
Research and development	170,738	93,752	307,646	232,834
	641,169	537,858	1,225,645	1,097,008

Income before income tax expense	277,791	309,117	621,589	566,305

Income tax expense	52,547	68,006	128,183	124,587

Net income	$225,244	$241,111	$ 493,406	$ 441,718
	=======	=======	========	========
Net income per common share:

Basic	$0.71	$0.76	$1.55	$1.38
	====	====	====	====
Diluted	$0.71	$0.75	$1.54	$1.36
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	315,510	317,809	317,534	319,623
	======	======	======	======
Diluted	316,852	322,581	319,375	324,256
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net income	$225,244	$241,111	$493,406	$441,718
Other comprehensive income	6,498	971	8,477	7,971

Comprehensive income	$231,742	$242,082	$501,883	$449,689
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 493,406	$ 441,718
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	23,075	22,557
Amortization and impairments	21,588	33,627
Stock-based compensation expense	20,078	17,898
Deferred income tax benefit	(5,304)	(1,272)
Foreign currency transaction gain	(137)	(380)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(40,287)	5,135
Inventories, net	(13,161)	126,493
Other current assets	(18,629)	(15,695)
Other assets	8,382	98
Increase in:
Accounts payable	26,977	32,561
Accrued expenses	60,751	31,277
Income taxes payable	24,330	19,022
Net cash provided by operating activities	601,069	713,039

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(17,791)	(16,941)
Purchase of marketable securities	(1,244,988)	(1,184,573)
Redemption of marketable securities	1,295,045	900,697
Net cash provided by (used in) investing activities	32,266	(300,817)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	24,856	62,891
Tax benefit realized from the exercise of stock options by employees	5,071	16,180
Purchase of treasury stock	(274,804)	(409,225)
Net cash used in financing activities	(244,877)	(330,154)

Effect of exchange rate changes on cash	7,642	7,317
Increase in cash and cash equivalents	396,100	89,385
Cash and cash equivalents, beginning of period	563,663	414,579
Cash and cash equivalents, end of period	$ 959,763	$ 503,964
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$104,082	$90,835

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	September 30, 2007
(In thousands)	(Unaudited)	March 31, 2007

Trade	$360,858	$330,580
Other	62,084	52,075
	$422,942	$382,655
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	September 30, 2007
(In thousands)	(Unaudited)	March 31, 2007

Raw materials	$222,722	$257,042
Work in process	6,934	8,449
Finished goods	217,668	168,672
	$447,324	$434,163
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Basic	315,510	317,809	317,534	319,623
Effect of assumed conversion of employee stock options	1,342	4,772	1,841	4,633
Diluted	316,852	322,581	319,375	324,256
	======	======	======	======

Options to purchase approximately 12,238 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share and options to purchase approximately 10,149 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2017. Options to purchase approximately 3,761 shares of common stock at exercise prices ranging from $48.34 to $76.66 per share and options to purchase approximately 5,955 shares of common stock at exercise prices ranging from $43.30 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2006, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016.

5.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (the 2007 Plan) which replaces and supersedes all prior Stock Option Plans.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2007, 13,950 shares were authorized and 12,928 were available for grant under the 2007 Plan.

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R).  During the six months ended September 30, 2007, the Board of Directors awarded stock options to employees and stock options and restricted stock to non-employee directors.  The fair value for stock options is calculated using the Black-Scholes valuation model and restricted stock is accounted for at fair value based upon the average high and low stock price on the date of grant.  These compensation costs are amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company has never awarded stock options or restricted stock below market price on the date of grant.

Compensation expense of $9,402 ($8,104 net of tax) and $20,078 ($16,996 net of tax) was recorded for the three and six-month periods ended September 30, 2007. For the three and six-month periods ended September 30, 2006, compensation expense of $9,139 ($7,789 net of tax) and $17,898 ($15,215 net of tax) was recorded. This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate. Amounts capitalized as part of inventory costs were not significant.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with SFAS 123R, takes into consideration the compensation cost attributed to future services not yet recognized.

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Central nervous system (CNS)	$756,969	$685,134	$1,504,477	$1,349,063
Cardiovascular	6,849	14,536	15,268	29,321
Other	78,519	79,006	165,208	159,060
	$842,337	$778,676	$1,684,953	$1,537,444
	=======	=======	========	========

7.   Income Taxes (In thousands):

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, the Company increased its tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance of retained earnings. In addition, accrued interest related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable and totaled $175,021 at September 30, 2007 based on the Company’s expectation of cash payments within the next twelve months.

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

The Company’s income tax returns for fiscal years prior to 1999 are no longer subject to review as such fiscal years are generally closed. Tax authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003.

In connection with that examination, in July 2007, the IRS issued a notice of proposed adjustment primarily relating to the Company’s intercompany transfer pricing methodology. On November 5, 2007, the IRS issued a Revenue Agent Report which seeks to assess approximately $206.7 million of additional U.S. corporation income tax relating to the examination period, excluding interest and penalties.

The Company continues to disagree with the IRS position and adjustment because it believes that it is inconsistent with applicable tax laws and the Company intends to defend its position vigorously. While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity. If the IRS prevails in a position that increases the U.S. tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues increased for the quarter and six months ended September 2007 due to growth of our key marketed products Lexapro® and Namenda® and higher co-promotion income from Benicar®. During the September 2007 quarter, we entered into a collaboration agreement with Microbia, Inc. (Microbia) to co-develop and co-market the compound linaclotide. Linaclotide, which is currently in Phase II testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation. In connection with the signing of this agreement, Forest recorded a $70,000 licensing fee, which was charged to research and development expense. As a result of this charge, net income during the September 2007 quarter was lower than net income during the September 2006 quarter. For the six months ended September 2007 net income increased 12% when compared with the same six-month period of the prior year. Last year’s six months research and development expense included a licensing payment of $60,000 to Laboratorios Almirall, S.A. (Almirall) for the U.S. rights to aclidinium, a long-acting muscarinic antagonist being developed for the treatment of chronic obstructive pulmonary disease (COPD).

In October 2007, we signed an agreement with Daiichi Sankyo to co-promote its recently approved product, Azor™. Azor is a once-daily combination of amlodipine and olmesartan medoxomil (Benicar) for the treatment of hypertension. Under the terms of the agreement, we will co-promote the product for a period of three years and receive co-promotion fees based on net sales. We will receive residual fees at a reduced rate for the three years following the co-promotion period. In conjunction with the signing of the agreement, we paid Daiichi Sankyo $20,000.

Financial Condition and Liquidity

Net current assets increased by $329,364 from March 31, 2007. Cash and cash equivalents increased while short-term marketable securities decreased in order to fund the 2007 Repurchase Program described below. During the June 2007 quarter, we repurchased 1.8 million shares at a cost of $86,003 and in the current quarter we repurchased another 4.95 million shares at a cost of $188,801, leaving 17.9 million shares still available for repurchase. Long-term marketable securities increased as certain funds, not required to fund the share repurchase program, were shifted to longer-term, principally auction rate notes, in order to receive more favorable rates of return. Of our total cash and marketable securities position at September 30, 2007, 31%, or about $736,000, is domiciled domestically, with the remainder held by our international subsidiaries. Trade accounts receivable increased primarily due to higher sales of our principal branded products. Finished good inventory increased in order to support continued demand for our products. We believe that current inventory levels are adequate to support the growth in our ongoing business. Deferred tax assets increased as a result of the Microbia licensing agreement. Other current assets increased principally due to the renewal of insurance programs in the June 2007 quarter, which are paid in full at the time of renewal and expensed over the life of the policy years. Increases in accounts payable and accrued expenses were due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased slightly from March 31, 2007. During the September 2007 quarter, we completed the refurbishment of a 90,000 square foot facility in Ireland which will provide additional capacity for the manufacturing of Lexapro and Namenda and capacity for future products, subject to FDA qualification of the facility. We also continued to make technology investments to expand our principal operating systems to include salesforce applications.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, we increased our tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance in retained earnings. In addition, accrued interest, related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable and totaled $175,021 at September 30, 2007 based on our expectation of cash payments within the next twelve months.

During fiscal 2007 our Board of Directors (Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock. On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock. In the June 2007 quarter, we repurchased 1.8 million shares at a cost of $86,003 and in the current quarter we repurchased 4.95 million shares at a cost of $188,801. As of November 8, 2007, we have repurchased a total of 18.7 million shares at a cost of $809,748 under the 2007 Repurchase Program, leaving us the authority to purchase 16.3 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the continued share repurchases.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2007 increased 8% and 10%, respectively, from the same periods last year to $842,337 and $1,684,953, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $559,063 and $1,111,376 for the quarter and six months, grew 7% and 8%, respectively, and contributed $36,401 and $81,681 to the net sales change, of which $9,021 and $25,990 was due to volume and $27,380 and $55,691 was due to price. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (Lundbeck) filed suit against Teva Pharmaceuticals (Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva filed an appeal of the court’s ruling, and on September 5, 2007 a federal appeals court upheld the patent’s validity. Another generic manufacturer, Caraco Pharmaceutical Laboratories, Ltd. (Caraco), has filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest and Lundbeck have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Net sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 24% and 25% in the current quarter and six months, respectively, and totaled $192,872 and $384,591. This represents an increase of $37,286 and $77,923 as compared to the same periods last year, of which $26,516 and $59,833 was due to volume and $10,770 and $18,090 was due to price. The remainder of the net sales change for the period was due principally to price fluctuations of our older non-promoted product lines.

Contract revenue for the three and six months ended September 30, 2007 was $50,313 and $103,690, respectively, compared to $48,909 and $91,571 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $49,572 and $102,115, respectively, as compared to $48,315 and $90,031 last year. Under the terms of the agreement, fiscal 2008 is the final year of co-promotion activities and accordingly, beginning in fiscal 2009 we will receive a reduced share of product profits over the remaining six year term of the agreement.

Interest income for the current quarter increased over the same period last year primarily due to higher interest received on higher levels of invested funds and more favorable rates of return. Other income for the current six-month period included a milestone payment received related to our European development program for an inhaled cystic fibrosis product.

Cost of sales as a percentage of net sales was 22.6% and 22.3% for the three and six-month periods of the current year as compared with 23.8% and 23.5% for the prior year due mainly to manufacturing and operational efficiency gains, as well as cost savings related to the closure of our Inwood manufacturing facilities.

Selling, general and administrative expenses increased $21,431 and $38,376 for the three and six-month periods ended September 30, 2007 as compared to the same periods last year. The increase was primarily attributable to salesforce activity and promotional support for products currently marketed and pre-launch costs for nebivolol and milnacipran.

Research and development expense increased $76,986 and $74,812 in the three and six-month periods ended September 30, 2007. In September 2007 we recorded a $70,000 licensing charge in connection with the collaboration agreement with Microbia for the right to co-develop and co-market linaclotide. Linaclotide, which is currently in Phase II testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation. During the June 2007 quarter we recorded approximately $28,000 in milestone expenses related to the aclidinium and milnacipran development programs. In April 2006 we recorded a $60,000 licensing charge in connection with our collaboration agreement with Almirall for the U.S. rights to aclidinium.

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

• In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic. Two Phase III studies of ceftaroline in complicated skin and skin structure infections have completed enrollment. The first of two Phase III studies in patients with community acquired pneumonia (CAP) has begun enrollment. A second Phase III study in CAP will begin enrollment shortly. We anticipate the skin and skin structure results in calendar 2008 and the CAP results in 2009.

• In April 2006, we entered into a collaboration agreement with Almirall for the U.S. rights to aclidinium, a long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (COPD). Enrollment of two large Phase III international studies has been completed and we expect to have top-line results for these studies in the second half of calendar 2008. We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formotorol, which is currently in Phase I testing.

• A once-daily formulation of Namenda is being evaluated in a Phase III Alzheimer’s disease study which is now fully enrolled, and results are expected to be available in early calendar 2008.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. A review of top-line results of a Phase II study in schizophrenia indicated that RGH-188 demonstrated a nominally statistically significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in the low-dose arm and a numerical improvement compared to placebo in the high-dose arm that did not reach nominal statistical significance. Based on these results, and subject to a complete review of the full study results, we intend to continue the development of RGH-188 as a treatment of schizophrenia. A second Phase II study of RGH-188 for the treatment of bipolar mania study was commenced in April 2007 and we expect results by the middle of calendar 2008.

• We anticipate starting a proof of concept study of neramexane in Alzheimer’s disease in the first half of calendar 2008.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC3886, a PDE4 inhibitor for the treatment of asthma and COPD. The FDA had requested additional preclinical work which we completed and submitted. FDA has now reviewed this additional data and has given us a response which allows us to move forward with a larger Phase II proof of concept study in COPD, with some limitations.

Other research and development projects we continue to support include: RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions; a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5); and ME1036, an injectable antibiotic which has demonstrated excellent pre-clinical activity against both Gram-positive and Gram-negative bacteria. In addition, we have entered into several collaborations to conduct pre-clinical drug discovery.

Our effective tax rate was 19% and 21% for the respective three and six-month periods ended September 30, 2007, as compared to 22% for the same periods last year. The decrease was primarily attributable to the Microbia licensing charge in September 2007. Effective tax rates can be affected by ongoing tax audits. See Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $27,877 at September 30, 2007 and $31,642 at September 30, 2006. Commercial discounts and other rebate accruals were $146,203 at September 30, 2007 and $86,336 at September 30, 2006. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates
Changes in estimates
Settlements

Provision for returns
Changes in estimates
Settlements

Provision for chargebacks and discounts
Changes in estimates
Settlements

Ending balance

September 30, 2007 $208,063 203,261 (175,888) 27,373 16,406 (17,900) (1,494) 168,801 (7,700) (172,020) (10,919) $223,023 =======	September 30, 2006 $158,277 179,999 3,301 (162,174) 21,126 14,897 (1,264) (11,027) 2,606 193,994 (4,000) (186,110) 3,884 $185,893 =======

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) are generally settled within 2-3 weeks of incurring the liability. Based on current contracting trends and chargeback activity, the Company reduced the estimated liability at September 30, 2007 to more closely reflect Management’s estimate of future chargeback settlements.

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

Part II - Other Information

Item 1.  Legal Proceedings

              Forest is party to certain legal proceedings previously disclosed in our Annual Report on Form
              10-K for the fiscal year ended March 31, 2007 and our report on Form 10-Q for the quarter ended June 30, 2007.

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

             Purchase of equity securities by Forest:

             In May 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase. As of
             November 8, 2007, 16.3 million shares were available for repurchase under the 2007
             Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the second quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
7/1/07 through 7/31/07	600,000	$41.52	600,000	12,284,700
8/1/07 through 8/31/07	4,349,700	$38.41	4,349,700	17,935,000 (2)
9/1/07 through 9/30/07	-	-	-	17,935,000

 (1)  All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006 and has no set expiration date. We are authorized to purchase up to 35 million shares of our common stock under the 2007 Repurchase Program.

 (2)  On August 13, 2007, the Board authorized an additional 10 million shares to be available for repurchase under the 2007 Repurchase Program. This brings the total number of shares authorized under this program to 35 million shares.

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)    The Company held its Annual Meeting of Stockholders on August 13, 2007.

             (c)    At the annual meeting, holders of the Company's Common Stock voted for the election of eight members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.
                     Holders of the Company's Common Stock voted to adopt the 2007 Equity
                     Incentive Plan for the ratification of BDO Seidman, LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending
                     March 31, 2008.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes
Election of Directors:
Howard Solomon	267,352,840			20,671,436
Lawrence S. Olanoff, M.D., Ph.D.	268,041,500			19,982,776
Nesli Basgoz, M.D.	274,135,865			13,888,411
William J. Candee, III	260,048,427			27,975,849
George S. Cohan	270,400,742			17,623,534
Dan L. Goldwasser	270,574,419			17,449,857
Kenneth E. Goodman	257,502,122			30,522,154
Lester B. Salans, M.D.	273,944,161			14,080,115

Adoption of the 2007 Equity Incentive Plan	244,418,161	14,694,284	7,167,044		21,744,787

Ratification of Independent Registered Public Accounting Firm	280,718,210	330,872	6,975,093

Item 6.  Exhibits

             Exhibit 4.1     Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan
             Exhibit 4.2     Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan
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

Date: November 9, 2007

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer