Form 10-Q
period 2007-12-31
FOREST LABORATORIES INC
filed 2008-02-11
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X        Accelerated filer             Non-accelerated filer              Smaller reporting company
                                                                                                                    (Do not check if a smaller
                                                                                                                     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    X    ..

Number of shares outstanding of Registrant's Common Stock as of February 8, 2008: 311,379,070.

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

             ITEM 1A RISK_FACTORS

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
             AND ISSUER REPURCHASES OF EQUITY SECURITIES

             ITEM 6. EXHIBITS

             EXHIBIT 31.1
             EXHIBIT 31.2
             EXHIBIT 32.1
             EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2007 (Unaudited)	March 31, 2007

Assets

Current assets: Cash (including cash equivalent investments of $784,732 in December and $556,586 in March)	$ 789,709	$ 563,663
Marketable securities	967,593	788,951
Accounts receivable, less allowance for doubtful accounts of $20,446 in December and $20,033 in March	404,387	382,655
Inventories, net	438,142	434,163
Deferred income taxes	229,454	226,433
Other current assets	35,329	26,852
Total current assets	2,864,614	2,422,717

Marketable securities	823,303	660,392

Property, plant and equipment	556,047	532,861
Less: accumulated depreciation	205,359	171,775
	350,688	361,086
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $409,008 in December and $377,219 in March	170,601	157,049
Deferred income taxes	56,202	27,681
Other assets	1,593	9,482
Total other assets	243,361	209,177

Total assets	$4,281,966	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2007 (Unaudited)	March 31, 2007

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 165,760	$ 154,614
Accrued expenses	356,466	332,995
Income taxes payable	43,103	139,999
Total current liabilities	565,329	627,608

Long-term liabilities: Income taxes payable	191,266
Deferred income taxes	899	951
	192,165	951

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 421,388 shares in December and 420,695 shares in March	42,139	42,069
Additional paid-in capital	1,421,670	1,354,264
Retained earnings	5,438,723	4,657,356
Accumulated other comprehensive income	29,279	21,879
Treasury stock, at cost
(110,023 shares in December and 101,143 shares in March)	(3,407,339)	(3,050,755)
Total stockholders' equity	3,524,472	3,024,813

Total liabilities and stockholders' equity	$4,281,966	$3,653,372
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net sales	$918,146	$830,431	$2,603,099	$2,367,875
Contract revenue	52,705	38,914	156,395	130,485
Interest income	25,862	22,577	77,532	56,330
Other income	1,529	1,109	8,450	1,654
	998,242	893,031	2,845,476	2,556,344

Costs and expenses: Cost of sales	213,506	195,539	589,738	556,322
Selling, general and administrative	285,652	268,626	827,419	772,017
Research and development	108,246	112,029	415,892	344,863
	607,404	576,194	1,833,049	1,673,202

Income before income tax expense	390,838	316,837	1,012,427	883,142

Income tax expense	89,081	66,536	217,264	191,123

Net income	$301,757	$250,301	$ 795,163	$ 692,019
	=======	=======	========	========
Net income per common share:

Basic	$0.97	$0.79	$2.52	$2.17
	====	====	====	====
Diluted	$0.96	$0.78	$2.51	$2.14
	====	====	====	====
Weighted average number of common shares outstanding:

Basic	312,140	316,200	315,729	318,512
	======	======	======	======
Diluted	313,107	320,363	317,279	323,048
	======	======	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net income	$301,757	$250,301	$795,163	$692,019
Other comprehensive income (loss)	(1,077)	6,083	7,400	14,054

Comprehensive income	$300,680	$256,384	$802,563	$706,073
	=======	=======	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 795,163	$ 692,019
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	34,988	33,815
Amortization and impairments	31,789	46,554
Stock-based compensation expense	30,719	28,056
Deferred income tax benefit	(24,209)	(33,348)
Foreign currency transaction gain	(1,420)	(632)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(21,732)	(14,868)
Inventories, net	(3,979)	202,169
Other current assets	(8,476)	(10,233)
Other assets	7,889	46
Increase (decrease) in:
Accounts payable	11,146	(5,630)
Accrued expenses	23,471	66,916
Income taxes payable	80,574	44,960
Net cash provided by operating activities	955,923	1,049,824

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(23,906)	(23,118)
Purchase of marketable securities	(2,062,330)	(1,793,461)
Redemption of marketable securities	1,720,777	1,554,881
Purchase of license agreements, product rights and other intangibles	(45,000)
Net cash used in investing activities	(410,459)	(261,698)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	25,672	155,266
Tax benefit realized from the exercise of stock options by employees	3,442	52,655
Purchase of treasury stock	(356,327)	(472,279)
Net cash used in financing activities	(327,213)	(264,358)

Effect of exchange rate changes on cash	7,795	12,955
Increase in cash and cash equivalents	226,046	536,723
Cash and cash equivalents, beginning of period	563,663	414,579
Cash and cash equivalents, end of period	$ 789,709	$ 951,302
	========	========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$157,512	$127,067

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	December 31, 2007
(In thousands)	(Unaudited)	March 31, 2007

Trade	$337,329	$330,580
Other	67,058	52,075
	$404,387	$382,655
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2007
(In thousands)	(Unaudited)	March 31, 2007

Raw materials	$252,886	$257,042
Work in process	1,870	8,449
Finished goods	183,386	168,672
	$438,142	$434,163
	=======	=======

4.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Basic	312,140	316,200	315,729	318,512
Effect of assumed conversion of employee stock options	967	4,163	1,550	4,536
Diluted	313,107	320,363	317,279	323,048
	======	======	======	======

Options to purchase approximately 14,516 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share and options to purchase approximately 11,604 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2007, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2017. Options to purchase approximately 3,526 shares of common stock at exercise prices ranging from $50.56 to $76.66 per share and options to purchase approximately 6,923 shares of common stock at exercise prices ranging from $45.76 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2006, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2016.

5.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (the 2007 Plan) which replaces and supersedes all prior Stock Option Plans.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2007, 13,950 shares were authorized and 10,464 were available for grant under the 2007 Plan.

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R).  During the nine months ended December 31, 2007, the Board of Directors awarded stock options and restricted stock to employees and non-employee directors.  The fair value for stock options is calculated using the Black-Scholes valuation model and restricted stock is accounted for at fair value based upon the average high and low stock price on the date of grant.  These compensation costs are amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company has never awarded stock options or restricted stock below market price on the date of grant.

Compensation expense of $10,641 ($8,968 net of tax) and $30,719 ($25,964 net of tax) was recorded for the three and nine-month periods ended December 31, 2007. For the three and nine-month periods ended December 31, 2006, compensation expense of $10,158 ($8,597 net of tax) and $28,056 ($23,812 net of tax) was recorded. This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate. Amounts capitalized as part of inventory costs were not significant.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with SFAS 123R, takes into consideration the compensation cost attributed to future services not yet recognized.

6.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Central nervous system (CNS)	$825,843	$728,844	$2,330,320	$2,077,907
Cardiovascular	6,478	11,734	21,746	41,055
Other	85,825	89,853	251,033	248,913
	$918,146	$830,431	$2,603,099	$2,367,875
	=======	=======	========	========

7.   Long Term Debt

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives. The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012. As of February 8, 2007, the Company has not drawn any funds from the available credit. The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

8.   Income Taxes (In thousands):

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, the Company increased its tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance of retained earnings. In addition, accrued interest related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable and totaled $191,266 at December 31, 2007 based on the Company’s expectation of cash payments within the next twelve months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return.

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company’s tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. The Company accrues liabilities for identified tax contingencies that result from positions taken by the Company that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on Management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

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

The Company continues to disagree with the IRS position and adjustment because it believes that it is inconsistent with applicable tax laws and the Company intends to defend its position vigorously. In accordance with the Company’s taxpayer appeals rights, a formal written protest of the proposed adjustment was filed with the IRS on January 7, 2008, for the issue to be resolved via an administrative appeals proceeding.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues increased for the quarter and nine months ended December 2007 due to growth of our key marketed products Lexapro® and Namenda® and higher co-promotion income from Benicar®. During the December 2007 quarter, we signed an agreement with Daiichi Sankyo to co-promote Azor™. Azor is a once-daily combination of amlodipine and olmesartan medoxomil (Benicar) for the treatment of hypertension. Under the terms of the agreement, we will co-promote the product for a period of three years and receive co-promotion fees based on net sales. We will receive residual fees at a reduced rate for the three years following the co-promotion period. In conjunction with the signing of the agreement, we paid Daiichi Sankyo $20,000.

On December 18, 2007, the FDA approved our novel beta blocker Bystolic™ (nebivolol) for the treatment of hypertension. We licensed the U.S. and Canadian rights to Bystolic from Mylan Inc. (Mylan) in January 2006. Pursuant to that licensing agreement, we made a milestone payment of $25,000 upon FDA approval. Our salesforce launched the product on January 28, 2008.

On January 22, 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta lactamase inhibitor, NXL 104 in combination with Forest’s ceftaroline. NXL 104 is designed to be co-administered with select antibiotics to enhance their spectrum of activity. Under the terms of the agreement, we will receive the exclusive rights to administer NXL 104 with ceftaroline as a combination product in North America. We intend to initiate Phase I studies of the ceftaroline/NXL 104 combination in fiscal 2009. Pursuant to the agreement, we paid Novexel an upfront license payment of approximately $110,000, which was charged to research and development expense.

Financial Condition and Liquidity

Net current assets increased by $504,176 from March 31, 2007. Cash and cash equivalents, short-term marketable securities and trade accounts receivable increased due to ongoing operations. During the June 2007 quarter, pursuant to the 2007 Repurchase Program, we repurchased 1.8 million shares at a cost of $86,003, in the September quarter we repurchased 4.95 million shares at a cost of $188,801 and in the current quarter we repurchased 2.125 million shares at a cost of $81,523, leaving 15.8 million shares still available for repurchase under the program. Long-term marketable securities increased as certain funds, not required to fund the share repurchase program, were shifted to longer-term in order to receive more favorable rates of return. Of our total cash and marketable securities position at December 31, 2007, 31%, or about $789,000, is domiciled domestically, with the remainder held by our international subsidiaries. Inventories overall increased slightly during the period primarily to support the launch of Bystolic. We believe that current inventory levels are adequate to support the growth in our ongoing business. Other current assets increased primarily from the prepayment of meeting expenses related to the Bystolic launch and the renewal of insurance programs in the June 2007 quarter, which are paid in full at the time of renewal and expensed over the life of the policy years. License agreements, product rights and other intangibles before accumulated amortization increased from March 31, 2007 as a result of two agreements in the current quarter. In October 2007, we paid Daiichi Sankyo $20,000 in connection with the co-promotion agreement for Azor. In December 2007, we paid $25,000 to Mylan upon FDA approval of Bystolic. Non-current deferred income taxes increased as a result of an upfront licensing charge during the September 2007 quarter in connection with the collaboration agreement with Microbia, Inc. (Microbia) for the right to co-develop and co-market linaclotide. Increases in accounts payable and accrued expenses were due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2007. During the September 2007 quarter, we completed the refurbishment of a 90,000 square foot facility in Ireland which will provide additional capacity for the manufacturing of Lexapro and Namenda and capacity for future products. We also continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of the adoption of FIN 48, we increased our tax liabilities by $13,796 with a corresponding reduction to the April 1, 2007 balance in retained earnings. In addition, accrued interest, related to unrecognized tax benefits totaled $11,576 as of April 1, 2007. Interest and penalties, if any, are recorded in income tax expense and are classified on the balance sheet with the related tax liability. Unrecognized tax benefits totaling $152,695 have been reclassified from current income taxes payable to long-term income taxes payable and totaled $191,266 at December 31, 2007 based on our expectation of cash payments within the next twelve months.

During fiscal 2007 our Board of Directors (Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock. On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock. For the nine months ended December 31, 2007, we have repurchased a total of 8.875 million shares at a cost of $356,327. As of February 8, 2008, we have repurchased a total of 19.2 million shares at a cost of $828,606 under the 2007 Repurchase Program, leaving us the authority to purchase 15.8 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the continued share repurchases.

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2007 increased 11% and 10%, respectively, from the same periods last year to $918,146 and $2,603,099, primarily due to strong sales of Lexapro and Namenda. Lexapro, our SSRI for the treatment of depression and anxiety in adults and our most significant product, with net sales of $603,454 and $1,714,830 for the quarter and nine months, grew 11% and 9%, respectively, and contributed $57,599 and $139,280 to the net sales change, of which $33,019 and $59,009 was due to volume and $24,580 and $80,271 was due to price. Lexapro’s patent is set to expire in March 2012. Caraco Pharmaceutical Laboratories, Ltd. (Caraco), a generic manufacturer, has filed an ANDA with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest, along with our licensing partner, H. Lundbeck A/S filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Net sales of Namenda, an N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease, grew 26% in both the current quarter and nine months ended December 31, 2007 and totaled $218,735 and $603,325, respectively. This represents an increase of $44,853 and $122,776 as compared to the same periods last year, of which $35,926 and $95,759 was due to volume and $8,927 and $27,017 was due to price. During the December quarter, we received notification from several companies that they filed ANDA’s with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda. In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA filed lawsuits in the U.S. District Court for the District of Delaware against several companies for patent infringement. Namenda’s patent is set to expire in April 2010. We have applied for patent term restoration which, if granted, would extend Namenda’s patent protection until September 2013.

The remainder of the net sales change for the periods presented was due to price and volume fluctuations of our older non-promoted product lines.

Contract revenue for the three and nine months ended December 31, 2007 was $52,705 and $156,395, respectively, compared to $38,914 and $130,485 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar of $51,753 and $153,868, respectively, as compared to $38,664 and $128,695 last year. Under the terms of the agreement, fiscal 2008 is the final year of co-promotion activities and accordingly, beginning in fiscal 2009 we will receive a reduced share of product profits over the remaining six year term of the agreement.

Interest income for the current quarter increased over the same period last year primarily due to interest received on higher levels of invested funds offset by lower average rates of return.

Cost of sales as a percentage of net sales was 23.3% and 22.7% for the three and nine-month periods of the current year as compared with 23.5% for the three and nine-month periods of the prior year.

Selling, general and administrative expenses increased $17,026 and $55,402 for the three and nine-month periods ended December 31, 2007 as compared to the same periods last year. The increase was primarily attributable to salesforce activity and promotional support for products currently marketed as well as launch and pre-launch costs for Bystolic and milnacipran.

Research and development expense decreased $3,783 for the quarter ended December 31, 2007. In the current quarter, we paid $5,000 in connection with a development milestone compared to $20,000 in the same period last year. For the nine-month period ended December 31, 2007, research and development expense increased $71,029. During the current nine-month period we incurred the following one-time charges: in September 2007 we recorded a $70,000 licensing charge in connection with the collaboration agreement with Microbia for the right to co-develop and co-market linaclotide. Linaclotide, which is currently in Phase II testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation. During the June 2007 quarter we recorded approximately $28,000 in milestone expenses related to the aclidinium and milnacipran development programs. During the nine months ended December 2006, we recorded a one-time $60,000 licensing charge in connection with our collaboration agreement with Laboratorios Almirall, S.A. (Almirall) for the U.S. rights to aclidinium.

Research and development expense also reflects ongoing costs related to the following:

• During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. On December 18, 2007, we received FDA approval for Bystolic (nebivolol) for the treatment of hypertension.  We plan to meet with the FDA regarding a potential regulatory pathway for an additional indication of CHF.  Janssen Pharmaceutica N.V. (Janssen), the owner of  U.S. Patent No. 6,545,040 (RE 90/008,356) (the ‘040 Patent), which is included in the rights licensed to us for nebivolol, received an Office Action from the U.S. Patent and Trademark Office (the Office) in response to a preliminary statement in a reexamination proceeding commenced by Janssen of such patent.  The ‘040 patent is directed to the pharmaceutical composition for nebivolol and the method of treating hypertension using nebivolol.  The patent examiner has rejected the claims of the ‘040 Patent in view of the prior art cited by the patent owner.  This initial action, which is how the Office raises issues with the patent owner, will now be followed by Janssen’s response, which Janssen has indicated it will file by February 13, 2008.  While there can be no assurance that Janssen will prevail, we believe that some or all of the claims will be successfully restored.

• In December 2007, we submitted a New Drug Application (NDA) for milnacipran based on efficacy and safety data from two pivotal Phase III trials involving over two thousand patients in which milnacipran demonstrated improvement compared to placebo. We expect results from a third randomized pivotal Phase III study in calendar 2008.

• In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic. Two Phase III studies of ceftaroline in complicated skin and skin structure infections have completed enrollment. Additionally two Phase III studies in patients with community acquired pneumonia (CAP) have begun enrollment. We anticipate the skin and skin structure results in calendar 2008 and the CAP results in 2009.

• In April 2006, we entered into a collaboration agreement with Almirall for the U.S. rights to aclidinium, a long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (COPD). Enrollment of two large Phase III studies has been completed and we expect to have top-line results for these studies in the second half of calendar 2008. We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase I testing.

• During the September 2007 quarter, we entered into a collaboration agreement with Microbia to co-develop and co-market the compound linaclotide. Linaclotide, which is currently in Phase II testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation. We expect to have results of the Phase IIb studies during the first half of 2008 and hope to initiate Phase III testing toward the end of the year.

• In February 2008, we received preliminary results of a Phase III study of a novel, once-daily formulation of Namenda for the treatment of moderate to severe Alzheimer’s disease.  The results indicate that patients treated with this formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we plan to pursue an NDA for Namenda using this formulation.

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Limited for the North American rights to RGH-188, a compound which is being developed for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. A review of top-line results of a Phase II study in schizophrenia indicated that RGH-188 demonstrated a nominally statistically significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in the low-dose arm and a numerical improvement compared to placebo in the high-dose arm that did not reach nominal statistical significance. Based on these results, and subject to a complete review of the full study results, we intend to continue the development of RGH-188 as a treatment of schizophrenia. An additional Phase II study of RGH-188 for the treatment of bipolar mania study was commenced in April 2007 and we expect results in calendar 2008.

• We are currently working toward generating proof of concept data for neramexane in Alzheimer’s disease.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals S.A. for the North American development and marketing of GRC3886, a PDE4 inhibitor for the treatment of asthma and COPD. The FDA had requested additional preclinical work which we completed and submitted. FDA has now reviewed this additional data and has given us a response which allows us to move forward with a larger Phase II proof of concept study in COPD, with some limitations. In January 2008, we paid a milestone in light of such regulatory position.

Among other research and development projects we continue to support are the following: RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions; a group of novel compounds that target the group 1 metabotropic glutamate receptors (mGLUR1/5); and ME1036, an injectable antibiotic which has demonstrated excellent pre-clinical activity against both Gram-positive and Gram-negative bacteria. In addition, we have entered into several collaborations to conduct pre-clinical drug discovery.

Our effective tax rate was 22.8% and 21.5% for the respective three and nine-month periods ended December 31, 2007, as compared to 21.0% and 21.6% for the same periods last year. The increase in the current quarter principally resulted from the proportion of earnings generated in the United States as compared with the lower taxed foreign jurisdictions. Effective tax rates can be affected by ongoing tax audits. See Note 8 to the Condensed Consolidated Financial Statements (Unaudited).

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $26,910 at December 31, 2007 and $32,653 at December 31, 2006. Commercial discounts and other rebate accruals were $130,409 at December 31, 2007 and $119,481 at December 31, 2006. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates
Changes in estimates
Settlements

Provision for returns
Changes in estimates
Settlements

Provision for chargebacks and discounts
Changes in estimates
Settlements

Ending balance

December 31, 2007 $208,063 317,947 2,500 (306,782) 13,665 24,134 (22,704) 1,430 262,915 (7,700) (266,145) (10,930) $212,228 =======	December 31, 2006 $158,277 275,702 3,301 (226,685) 52,318 20,958 (1,264) (15,915) 3,779 289,565 (7,053) (279,428) 3,084 $217,458 =======

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) are generally settled within 2-3 weeks of incurring the liability. Based on current contracting trends and chargeback activity, the Company reduced the estimated liability at December 31, 2007 to more closely reflect Management’s estimate of future chargeback settlements.

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

Part II - Other Information

Item 1.  Legal Proceedings

             Forest is a party to certain legal proceedings previously disclosed in our Annual Report on Form
             10-K (Form 10-K) for the fiscal year ended March 31, 2007 and our reports on Form 10-Q for the Quarters ended June 30, 2007 and September 30, 2007.

             We and certain of our officers are defendants in consolidated securities class action cases pending in the United States District Court for the Southern District of New York under the caption "In re Forest Laboratories, Inc. Securities Litigation." Both fact and expert witness discovery have been completed in this action. We are expecting to participate in a Court-
             ordered mediation with plaintiffs’ representatives in February 2008. In addition, we anticipate that the Judge in this action will shortly establish a schedule for summary judgment motions and for trial.

             In January 2008, we and Merz Pharma GmbH & Co. KgaA, our licensor for Namenda, commenced lawsuits in the United States District Court for the District of Delaware for
             infringement of US Patent No. 5,061,703 against several companies (including Teva
             Pharmaceuticals, Mylan, and Barr Laboratories, Inc.) who had notified us that they had filed
             Abbreviated New Drug Applications with Paragraph IV Certifications seeking to obtain approval to market generic versions of Namenda. The ‘703 Patent expires in April 2010. We have applied for patent term extension which, if granted, would extend the ‘703 Patent to
             September 2013.

             As described in the Form 10-K, we are a Defendant in a number of litigations relating to claims that Forest and other manufacturers improperly inflated "average wholesale prices" or
             "AWP." Subsequent to the date of the Form 10-K, the Plaintiffs have amended their Complaint in the action brought by the various New York counties referenced in the Form 10-K, and discovery is proceeding in that action. Also, the actions in Erie, Oswego and Schenectady counties have been remanded to state court. Finally, we have also been named as a Defendant in actions brought by the states of Idaho and Iowa.

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

              A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between
              Forest’s non-U.S. operations and the United States, could increase our effective tax rate and negatively affect our results of operations. The transfer pricing issue is the subject of an ongoing audit by the Internal Revenue Service. See Note 8 to the Condensed Consolidated
              Financial Statements (Unaudited).

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity
              Securities

             Purchase of equity securities by Forest:

             In May 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase. As of
             February 8, 2008, 15.8 million shares were available for repurchase under the 2007
             Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the third quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
10/1/07 through 10/31/07	875,000	$38.76	875,000	17,060,000
11/1/07 through 11/30/07	1,249,800	$38.09	1,249,800	15,810,200
12/1/07 through 12/31/07	-	-	-	-

 (1)  All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006, amended on August 13, 2007, and has no set expiration date. We are authorized to purchase up to 35 million shares of our common stock under the 2007 Repurchase
        Program.

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

Date: February 11, 2008

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer