Form 10-K/A
period 2007-03-31
FOREST LABORATORIES INC
filed 2008-04-10
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

Amendment No. 1

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

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Report.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2007 have been incorporated by reference into Parts II and IV of this Report.

_________________

TABLE OF CONTENTS

           Explanatory Note

           SIGNATURES

           PART IV

                   Exhibits

           SIGNATURES

Explanatory Statement

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 is being filed solely to include the signature of the registrant in the Annual Report as filed by Forest Laboratories, Inc. with the Securities and Exchange Commission on May 30, 2007 (the "Original Filing"). This Form 10-K/A does not modify or update any other disclosures set forth in the Original Filing.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2007

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

PART IV

Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2008

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Exhibit 31.1

CERTIFICATION

I, Howard Solomon, certify that:

       1.  I have reviewed this amendment to the Forest Laboratories, Inc. ("the Company") Annual Report on Form 10-K; and

       2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 10, 2008

/s/ Howard Solomon
 Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

Exhibit 31.2

CERTIFICATION

I, Francis I. Perier, Jr., certify that:

       1.  I have reviewed this amendment to the Forest Laboratories, Inc. ("the Company") Annual Report on Form 10-K; and

       2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 10, 2008

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer