Form 10-K
period 2008-03-31
FOREST LABORATORIES INC
filed 2008-05-30
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2007 was $11,637,003,638.

Number of shares outstanding of the registrant's Common Stock as of May 29, 2008: 304,758,195.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2008 have been incorporated by reference into Parts II and IV of this Form 10-K.

_________________

TABLE OF CONTENTS
(Quick Links)

         PART I

              ITEM 1. BUSINESS
              ITEM 1A. RISK FACTORS
              ITEM 1B. UNRESOLVED STAFF COMMENTS
              ITEM 2. PROPERTIES
              ITEM 3. LEGAL PROCEEDINGS
              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        PART II

              ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
             ITEM 6. SELECTED FINANCIAL DATA
             ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE
             ITEM 9A. CONTROLS AND PROCEDURES
             ITEM 9B. OTHER INFORMATION

         PART III

            ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
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
                         STATEMENTS OF CASH FLOWS
                         NOTES TO FINANCIAL STATEMENTS

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                   EXHIBIT 10.12
                   EXHIBIT 10.19
                   EXHIBIT 10.27
                   EXHIBIT 10.28
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

Recent Developments

                   Bystolic™: In December 2007 we received approval from the United States Food and Drug Administration (or FDA) for the marketing of Bystolic for the treatment of hypertension. We commenced the sale and marketing of Bystolic in January 2008. Bystolic is a novel beta-1 selective beta-blocker with vasodilating properties that we believe may provide certain advantages compared to other beta-blockers on the market. In its Phase III study program, Bystolic demonstrated significant reductions in sitting diastolic and systolic blood pressure in a general hypertension population. The studies also found that Bystolic was well tolerated, with a low incidence of side effects traditionally associated with beta-blockers. Bystolic has received five years of marketing exclusivity under the Hatch-Waxman legislation and is also covered by a U.S. pharmaceutical composition of matter patent set to expire in 2020 which may offer additional exclusivity. See "Business – Patents and Trademarks." Hypertension affects approximately 72 million adults in the United States and a substantial number of patients diagnosed with hypertension have not reduced their blood pressure to an acceptable range.

                  We plan to file a New Drug Application (or NDA) in early calendar 2009 for a congestive heart failure indication based on a completed Phase III study.

                  We license exclusive U.S. and Canadian rights to Bystolic from Mylan Inc. (or Mylan). In February 2008, we amended our license agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the U.S. and Canada and to reduce future payment obligations to Mylan. Pursuant to the amendment, we made a one-time cash payment of $370 million to Mylan. Following such payment, we remain obligated to pay Mylan its original contractual royalties for a period of three years, after which our royalty rate will be reduced.

                  Milnacipran: In January 2004, we entered into a license and collaboration agreement with Cypress Bioscience, Inc. (or Cypress) for the development and marketing in the United States of milnacipran. An NDA was submitted in December 2006 for the use of milnacipran for the treatment of fibromyalgia syndrome (or FMS). FDA action with respect to this NDA is expected in October 2008. FMS is a frequent cause of chronic, widespread pain and is estimated to affect six to twelve million people in the United States. There is currently only one product approved by the FDA for the treatment of this disorder. Pursuant to the collaboration agreement, we paid Cypress an upfront license fee, milestone payments on the achievement of specific product development milestones, and we will pay an additional milestone payment upon FDA approval of the product. We will also pay Cypress royalties based on net sales of the product following approval. We will be responsible for funding further development activities, which will be jointly managed by the two companies, and will have responsibility for sales and marketing activities, with Cypress having the option to perform up to 25% of physician details on a fee-for-service basis. The license agreement includes two patents covering the use of milnacipran for the treatment of FMS. In addition, we believe that, as a new chemical entity not previously approved by the FDA, milnacipran will qualify for five years of exclusivity under the Hatch-Waxman Act.

                  Cerexa, Inc.: Effective January 10, 2007, we acquired Cerexa, Inc. (or Cerexa), a biopharmaceutical company based in Alameda, California, in a cash merger pursuant to which Cerexa became a wholly-owned subsidiary of the Company.

                  Pursuant to the merger, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (or ceftaroline), a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic that exhibits bactericidal activity against the most resistant strains of gram-positive bacteria, including MRSA (methicillin resistant Staphylococcus aureus) as demonstrated by a completed Phase II comparative trial in patients with complicated skin and skin structure infections (or cSSSI). Ceftaroline has also demonstrated bactericidal activity against penicillin resistant Streptococcus pneumonia and common gram-negative bacteria. Ceftaroline is being developed initially for the cSSSI indication and for the treatment of community acquired pneumonia (or CAP). Two Phase III studies of ceftaroline for cSSSI have completed enrollment. Additionally, two Phase III studies in CAP have begun enrollment. We anticipate the cSSSI results in mid 2008 and the CAP results in calendar 2009. Based on positive results, we anticipate submitting an NDA to the FDA by the end of calendar 2009.

                  The acquisition of Cerexa also included a second development stage hospital-based antibiotic, ME1036, which has shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria, including common drug-resistant pathogens, such as MRSA, in preclinical studies. ME1036, for which we have worldwide rights, is currently in Phase I testing and is expected to move into Phase II clinical studies in early calendar 2009.

                  The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.

                  We paid cash consideration of approximately $494 million in connection with the merger and certain related expenses. We will be obligated to pay an additional $100 million in the event that annual United States sales of ceftaroline exceed $500 million during the five year period following product launch. The merger consideration paid at closing was expensed in fiscal 2007 as purchased in-process research and development.

                   NXL104: In January 2008, we entered into an agreement with Novexel, S.A. (or Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta lactamase inhibitor, NXL104 in combination with our ceftaroline compound. NXL104 is designed to be co-administered with select antibiotics to enhance their spectrum of activity. Under the terms of the license, we received the exclusive rights to administer NXL104 with ceftaroline as a combination product in North America. We intend to initiate Phase I studies of the ceftaroline/NXL104 combination during calendar 2009. We also received a first negotiation right in North America to an additional NXL104 combination with ceftazidime, a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline. This combination is currently being studied in Phase I clinical trials conducted by Novexel.

                  NXL104 inhibits bacterial enzymes called beta-lactamases that break down beta-lactam antibiotics (in particular penicillins and cephalosporins). Beta-lactamase inhibition represents a mechanism for counteracting resistance and enhancing broad-spectrum activity of beta-lactam antibiotics. A composition of matter patent which claims NXL104 would provide protection for the ceftaroline/NXL104 combination product until 2022, subject to possible patent term extension.

                  Under the terms of the agreement, we made an upfront license payment of approximately $110 million to Novexel. We will fund development and commercialization of the ceftaroline/NXL104 combination. Additional milestone payments to Novexel if the combination product is successfully developed could total a further $110 million. Following the product’s regulatory marketing approval, we will pay Novexel a low double digit royalty on product sales throughout North America.

                   Linaclotide: In September 2007, we entered into a 50/50 partnership in the United States with Ironwood Pharmaceuticals, Inc. (or Ironwood, formerly known as Microbia, Inc.) to co-develop and co-market Ironwood’s first-in-class compound linaclotide. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C), chronic constipation (or CC) and other gastrointestinal disorders.

                  Under the terms of the agreement, we initially paid Ironwood $70 million in licensing fees. Ironwood and Forest will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits equally. Additionally, we will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on sales in these countries.

                  Linaclotide is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CC. Linaclotide is administered orally but acts locally in the intestine with no measurable systemic exposure.

                  One out of six adults in developed countries suffers from IBS, a chronic condition marked by abdominal pain and disturbed bowel function. IBS accounts for 12% of adult visits to primary care physicians and is the most common disorder diagnosed by gastroenterologists. Health care costs associated with IBS exceed $25 billion annually. IBS patients fall into three subgroups – constipation-predominant IBS-C, diarrhea-predominant (or IBS-D), and alternating (or IBS-A) – and 30% to 40% of these patients suffer from IBS-C. There are currently few available therapies to treat the nine million U.S. patients diagnosed with IBS-C.

                  As many as 26 million Americans suffer from CC. Patients with CC often experience hard and lumpy stools, straining during defecation, a sensation of incomplete evacuation and fewer than three bowel movements per week. The discomfort of CC significantly affects patient’s quality of life by impairing their ability to work and participate in typical daily activities.

                  In March 2008, we announced positive top-line results from two Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety, therapeutic effect and dose response of four different once-daily doses of linaclotide: 75 mcg, 150 mcg, 300 mcg, and 600 mcg. The first study examined the effects of linaclotide in patients with CC, while the second study examined its effects in patients with IBS-C. The analysis of the CC study data and the IBS-C study data indicate that each study met its primary endpoint. Linaclotide was well tolerated at all doses. Based on this data we anticipate initiating Phase III studies in both indications in the second half of calendar 2008.

                   Aclidinium (LAS 34273): In April 2006, we entered into a collaboration and license agreement with Laboratorios Almirall, S.A. (or Almirall), a pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to aclidinium, Almirall’s novel long-acting muscarinic antagonist. Aclidinium is being developed as an inhaled therapy for chronic obstructive pulmonary disease (or COPD). Aclidinium has been evaluated in Phase II studies that demonstrate that it has a fast onset of action and provides 24 hours of bronchodilation when administered once-daily. An international Phase III program is currently being conducted by us and Almirall. Enrollment has been completed and we expect top-line results to be available in the second half of calendar 2008. Aclidinium is designed to have specific action in the lungs and is believed to be rapidly metabolized in the lungs with limited systemic exposure. Studies to date support a favorable side effects profile. The product is being developed in a Multi-Dose Dry Powder Inhaler (or MDPI) which we believe represents an improvement in drug delivery over currently available devices.

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

                  Under the terms of the agreement, we made an upfront payment of $60 million to Almirall in May 2006, a development milestone payment in May 2007 and may be obligated to pay future milestone payments. In addition, Almirall will receive royalty payments based on aclidinium sales. Forest and Almirall will jointly oversee the development and regulatory approval of aclidinium and share all expenses for current and future development programs. Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could be combined with aclidinium. Pursuant to such rights, we have commenced the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

                  We will be responsible for sales and marketing of aclidinium in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future while retaining commercialization rights for the rest of the world. In addition to five years of Hatch-Waxman exclusivity granted upon approval, aclidinium is protected by an issued U.S. composition of matter patent expiring in September 2020. We expect a patent term extension under the Drug Price Competition and Patent Term Restoration Act.

                  Lexapro®: In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of citalopram HBr for the treatment of major depression, following approval of the product by the FDA in August 2002. Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers. The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity. With Lexapro, the R-isomer has been removed, leaving only the active S-isomer. Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (or SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression. During fiscal 2008, sales of Lexapro were $2,292,036,000. According to data published by IMS, an independent prescription audit firm, as of April 30, 2008, Lexapro achieved a 17.5% share of total prescriptions for antidepressants in the SSRI/SNRI category.

                  In December 2003, Lexapro received FDA approval for the treatment of generalized anxiety disorder (or GAD), a disorder characterized by excessive anxiety and worry about everyday events or activities for a period of six months or more. The approval was based upon three GAD studies involving Lexapro which demonstrated significantly greater improvement in anxiety symptoms relative to placebo. Forest began marketing Lexapro for the treatment of GAD in January 2004.

                  In May 2008, we announced results from a Phase III study of Lexapro in the treatment of adolescents, aged 12-17, with Major Depressive Disorder (or MDD). These results indicate that patients treated with Lexapro experienced statistically significant improvement in symptoms of depression, as measured by the study’s primary endpoint, the Children’s Depression Rating Scale-Revised (or CDRS-R), compared to placebo. The CDRS-R is a commonly used clinician-rated instrument that covers 17 symptom areas of depression relevant to adolescents, including impaired schoolwork, difficulty having fun, social withdrawal, physical complaints and low self-esteem. Based on these results, along with an earlier study conducted with the racemate, we submitted a supplemental NDA to the FDA in May 2008 for Lexapro, to expand the indication to include the treatment of MDD in adolescent patients.

                  Lexapro was developed by us and H. Lundbeck A/S (or Lundbeck), a Danish pharmaceutical firm which licenses to us the exclusive United States marketing rights to this compound, as well as Celexa.

                  Lexapro is covered by a U.S. composition of matter patent which expires March 14, 2012, inclusive of additional exclusivity granted as a result of a pediatric study we performed. In September 2007, the United States Court of Appeals for the Federal Circuit affirmed a July 2006 decision by the United States District Court for the District of Delaware which determined that our composition of matter patent for Lexapro is valid and upheld our injunction against Teva Pharmaceuticals (or Teva) preventing Teva from launching a generic equivalent to Lexapro. During fiscal 2008, Caraco Pharmaceutical Laboratories (or Caraco), a generic manufacturer, filed an Abbreviated New Drug Application (or ANDA) seeking approval to market a generic version of Lexapro. We, together with Lundbeck, have commenced patent infringement litigation against Caraco which is pending in the United States District Court for the Eastern District of Michigan. See "Item 3. Legal Proceedings".

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

                  Namenda achieved sales of $829,657,000 during our 2008 fiscal year and, according to data published by IMS, an independent prescription audit firm, as of April 30, 2008, Namenda achieved a 33.4% share of total prescriptions in the Alzheimer’s market. Namenda is covered by a U.S. patent which expires in 2010 and should be subject to a patent term extension until September 2013. In January 2008, we and Merz commenced patent infringement litigation against several generic manufacturers who had filed ANDAs seeking FDA approval to market generic equivalents of Namenda. The actions are pending in the United States District Court for the District of Delaware. We intend to fully enforce our patent rights for Namenda.

                  In February 2008, we received preliminary results of a Phase III study of memantine HC1 in a novel once-daily formulation. The study evaluated the efficacy, safety and tolerability of an innovative, proprietary, 28 mg memantine extended-release, once-daily formulation compared to placebo in outpatients with moderate to severe Alzheimer’s disease currently treated with a cholinesterase inhibitor. The results indicate that patients treated with memantine 28 mg extended-release formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo. Based on the results of this study, we intend to prepare and file an NDA for this new formulation.

                  Finally, during fiscal 2006 we completed a Phase II "proof of concept" study of neramexane, in moderate to severe Alzheimer’s disease. Neramexane is a second NMDA receptor antagonist which we licensed from Merz. Based on an analysis of the results of this study, we have determined to discontinue development of the product.

                   Benicar® Co-Promotion with Daiichi Sankyo: In December 2001, we entered into a co-promotion agreement with Daiichi Sankyo (or Sankyo) for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker (or ARB) discovered and developed by Sankyo for the treatment of hypertension. The NDA for Benicar was approved by the FDA in April 2002. In August 2003, the FDA approved Benicar HCT®, a combination of Benicar and hydrochlorothiazide, which is also jointly promoted by Forest and Sankyo.

                  Pursuant to the co-promotion agreement with Sankyo, we shared with Sankyo in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period ended March 31, 2008 (we subsequently agreed to perform limited additional detailing through May 2008). We received co-promotion income based upon the relative contribution of the two companies to the co-promotion effort through fiscal year ended March 31, 2008, and will receive residual payments on a reduced basis following the end of the co-promotion period based on sales levels achieved through the fiscal year ending March 31, 2014. During fiscal 2008, we received co-promotion income of $212,100,000. According to market share data published by IMS, an independent prescription audit firm, as of April 30, 2008, Benicar and Benicar HCT achieved a combined 17.0% share of total prescriptions in the ARB market.

                  On May 12, 2008, we and Sankyo announced that effective July 1, 2008, we have terminated our co-promotion agreement for Azor™ (amlodipine and olmesartan medoxomil), Sankyo’s fixed-dose combination of two antihypertensives, the calcium channel blocker amlodipine besylate and the angiotensin receptor blocker olmesartan medoxomil. We will record a one-time charge of approximately $44,100,000 which is composed of a one-time payment to Sankyo of approximately $26,600,000 related to the termination of the agreement and $17,500,000 related to the unamortized portion of the initial upfront payment. We determined that the resources we had allocated to the Azor co-promotion will be better utilized in providing additional support for our other currently marketed products.

                   RGH-188: In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd. (or Richter), based in Budapest, Hungary, for the development of and exclusive United States rights to Richter's RGH-188 and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.

                  During fiscal 2008, we received top-line results of a Phase II study in schizophrenia that indicated that RGH-188 demonstrated a nominally statistically significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance. Based on the review of the results, we will be initiating a Phase II dose-ranging study in schizophrenic patients in the first half of fiscal 2009. An additional Phase II study of RGH-188 for the treatment of bipolar mania was commenced in 2007 and results are expected in calendar 2008. RGH-188 is currently claimed by a U.S. Patent application which, if issued, will expire in 2024.

                  Upon execution of the collaboration agreement, we paid Richter an upfront license fee and we will be obligated to pay further milestone payments if development and commercialization are successfully completed. We are also obligated to pay Richter a royalty based on net sales and to purchase our requirements of the active pharmaceutical ingredient from them. Our license grants us exclusive development and commercialization rights in the United States and Canada. We will collaborate with Richter in product development and will jointly fund such development activities.

                   RGH-896; mGLUR1/5 Compounds: In November 2005, we entered into two new collaboration agreements with Richter with whom we are currently developing RGH-188 for the treatment of schizophrenia and bipolar mania.

                  The first collaboration will focus upon a group of compounds that target the NR2B receptor that will be developed for the treatment of chronic pain and other central nervous system (or CNS) conditions. RGH-896 is the first of this group and is currently in early clinical development. We paid Richter an upfront payment and will become obligated to pay milestone payments based upon achievement of development objectives. The two companies will jointly fund the development program. Forest has exclusive marketing rights in the United States and Canada and will pay Richter a royalty on net sales. RGH-896 has patent applications that, if allowed, will provide us patent protection until at least 2022.

                  The second new collaboration will focus upon a series of novel compounds that target metabotropic glutamate receptors (or mGLUR1/5). mGLUR1/5 antagonists represent novel potential agents for the treatment of anxiety, depression and other CNS conditions. Richter and Forest intend to advance promising leads to clinical trials within the next two to three years. We paid Richter an upfront payment and will pay milestone payments based upon the achievement of development objectives in addition to royalties. We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union. The two companies will share rights in other countries.

                   GRC 3886: In September 2004, we entered into a collaboration and license agreement with Glenmark Pharmaceuticals Ltd. (or Glenmark), of Mumbai, India, covering Glenmark's PDE4 inhibitor referred to as GRC 3886. GRC 3886 is a novel, orally available phosphodiesterase-IV (or PDE4) inhibitor in development for COPD and asthma, and may also have use in other conditions.

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

                  We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009. GRC 3886 is currently claimed by U.S. patent applications which, if issued, will expire in 2024.

                  We will develop, register and commercialize GRC 3886 for the North American market, while Glenmark will retain commercialization rights for the rest of the world. We paid Glenmark an upfront payment upon initiation of the agreement and additional milestone payments upon the successful completion of the antigen challenge study in asthma patients and in connection with proceeding with the Phase II study program. We will be required to pay future milestones if the development and commercialization of the product is successfully completed in the North American market. Additionally, after commercial launch, Glenmark will earn a royalty from us on net sales of the product, and will supply all active pharmaceutical ingredient required by us.

                   Campral®: Campral (acamprosate calcium) was approved by the FDA in July 2004, for the maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation. Sales of Campral were $30,921,000 in fiscal 2008.

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

                  Campral was developed by Merck Sante s.a.s., a subsidiary of Merck KGaA of Darmstadt, Germany, and is licensed to us for exclusive marketing and distribution in the United States.  Our license requires us to purchase our requirements of Campral's active pharmaceutical ingredient from Merck Sante. Campral’s five years of exclusivity under the Hatch-Waxman Act will expire in fiscal 2010.

                   Termination of Desmoteplase License: During fiscal 2008, we terminated our license agreement for Desmoteplase, being developed for the treatment of acute ischemic stroke. We terminated this license based upon the receipt of unfavorable data upon completion of a Phase II study.

                   Share Repurchase Program: On May 18, 2006 our Board of Directors (or the Board) authorized a share repurchase program for up to 25 million shares of our common stock (or the 2007 Repurchase Program). On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock. The authorizations became effective immediately and have no set expiration dates. We expect to make the repurchases from time to time on the open market, depending on market conditions. As of May 29, 2008, 25,843,600 shares have been repurchased and we continue to have authority to purchase up to an additional 9,156,400 shares under the 2007 Repurchase Program.

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

Principal Products

                  We actively promote in the United States those branded products which we believe have the most potential for growth and patient benefit, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products. Such products include: Lexapro, our SSRI for the treatment of major depression and GAD; Namenda, our NMDA antagonist for the treatment of moderate to severe Alzheimer's disease; Bystolic, our novel beta-blocker for the treatment of hypertension; and Campral, for the maintenance of alcohol abstinence.

                  Sales of Lexapro, launched in September 2002, accounted for 66% of our sales for the fiscal year ended March 31, 2008 and 66% and 67% of our sales for our fiscal years ended 2007 and 2006, respectively.

                  Sales of Namenda, launched in December 2003, accounted for 24% of our sales for the fiscal year ended March 31, 2008 and 21% and 18%, respectively, of our sales for fiscal 2007 and 2006.

                  Our generic line, marketed by our Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of our branded products, including Tiazac, as well as products using our controlled release technology.

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

Marketing

                  In the United States, we directly market our products through our domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales, currently numbering approximately 2,700 persons, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations. In the United Kingdom, our Forest Laboratories U.K. subsidiary's salesforce, currently 38 persons, markets its products directly. Our products are sold elsewhere through independent distributors.

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

                  In April 2003, the Federal Office of the Inspector General published guidance for pharmaceutical manufacturers with respect to compliance programs to assure manufacturer compliance with Federal laws and programs relating to healthcare. In addition, several states have adopted laws and regulations requiring certain specific disclosures with respect to our compliance program and our practices relating to interactions with physicians and other healthcare providers. We maintain a company-wide compliance program to assure compliance with applicable laws and regulations, as well as the standards of professional bodies governing interactions between pharmaceutical manufacturers and physicians, and believe we are in compliance with all material legal requirements and standards.

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

                  From time to time, we have implemented revised product labeling in accordance with FDA requirements. There can be no assurance that such labeling changes or changes which may be required by subsequent rulemaking will not have an adverse effect upon the marketing of our products. In addition, the FDA continues to review various aspects of our NDAs and product labeling for approved products as we submit supplements seeking approval for new indications or dosage forms, labeling changes or to comply with FDA requests, and at the agency’s own initiative in light of post-marketing experience. In connection with such reviews, the FDA may request labeling changes based on the data submitted by us or from other sources, including post-marketing experience data. Sometimes those requested changes may apply to an entire class of drugs which includes one of our products, and sometimes the changes requested may apply only to our product. In some cases, the labeling changes requested, if implemented, might adversely affect the prescribing of our products by physicians. If we believe changes requested by the FDA are not correct, we may submit further data and analyses to the FDA which may modify the agency’s position. There can be no assurance, however, that the FDA will ultimately agree with our position or that post-marketing clinical experience will not require labeling changes, either initiated by us or by the FDA, which may adversely affect our products’ acceptance and utilization.

                  We expect that competing healthcare reform proposals will continue to be introduced and debated. The adoption of any such proposal may entail new regulatory requirements and may affect the marketing of prescription drugs. We cannot predict the outcome or effect on the marketing of prescription drug products of the legislative and political process.

Principal Customers

                  The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2008	2007	2006

McKesson Drug Company	38%	37%	35%
Cardinal Health, Inc.	30%	27%	26%
AmeriSource Bergen Corporation	15%	13%	20%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

Geographic Area Financial Information

                  For financial information concerning the geographic areas in which we operate, see Note 3 to our Consolidated Financial Statements incorporated by reference herein.

Environmental Standards

                  We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Raw Materials

                  The active pharmaceutical ingredients in our principal promoted products, including Lexapro, Namenda, Bystolic and Campral, are patented or otherwise available to us only pursuant to our contractual arrangements with our licensing partners. Other raw materials used by us are purchased in the open market. We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

Product Liability Insurance

                  We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate. Although in the past there have been product liability claims asserted against us, none for which we have been found liable, there can be no assurance that all potential claims which may be asserted against us in the future would be covered by our present insurance. See "Item 3. Legal Proceedings" and "Item 1A. Risk Factors".

Research and Development

                  During the year ended March 31, 2008, we spent $670,973,000 for research and development, as compared to $941,003,000 and $410,431,000 in the fiscal years ended March 31, 2007 and 2006, respectively. Included in research and development expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development. Research and development expense for fiscal 2008 included an upfront payment of $70,000,000 in connection with the collaboration agreement with Ironwood for the rights to co-develop and co-market linaclotide and an upfront license payment of approximately $110,000,000 made to Novexel in connection with the acquisition of rights to develop, manufacture and commercialize NXL104 in combination with ceftaroline. Research and development expenses for fiscal 2007 included approximately $476,000,000 of acquisition and related costs incurred in the acquisition of Cerexa, which was treated as the acquisition of in-process research and development and approximately $60,000,000 in upfront license payments to Almirall for aclidinium. With respect to the 2006 fiscal year, such payments included upfront and milestone payments of $75,000,000 and $60,000,000 to Mylan and Replidyne, Inc., respectively, in connection with our acquisition of rights to nebivolol and faropenem medoxomil. During fiscal 2007, we terminated our further participation in faropenem development. Other research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

                  At March 31, 2008, we had a total of 5,211 employees.

Patents and Trademarks

                  Forest seeks to obtain, where possible, patents and trademarks for Forest’s products in the United States and all countries of major marketing interest to Forest. Forest owns or has licenses to a substantial number of patents and patent applications. Several of these patents, which expire during the period 2012 to 2021, are believed to be of material importance in the operation of Forest’s business. Forest believes that patents, licenses and trademarks (or related group of patents, licenses, or trademarks) covering our marketed products are material in relation to Forest’s business as a whole.

                  The following patents, licenses and trademarks are significant for Forest’s business: those related to Lexapro, those related to Namenda, those related to olmesartan medoxomil (which is sold under the trademark Benicar, and Benicar HCT) and those related to Bystolic. The U.S. composition of matter patent covering escitalopram oxalate is licensed from Lundbeck and will expire in 2012. The principal U.S. method of use patent related to memantine hydrochloride is licensed from Merz and will expire in 2010. (Forest has filed a patent term extension application to extend this patent until 2013.) The U.S. composition of matter patent covering olmesartan medoxomil is owned by Daiichi-Sankyo and expires in 2016. A U.S. method of use patent related to olmesartan medoxomil/hydrochlorothiazide expires in 2021. Forest and Daiichi Sankyo are parties to a co-promotion agreement with respect to Benicar and Benicar HCT pursuant to which Forest will continue to receive contract revenues through March 2014. The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021). On January 26, 2007, Janssen Pharmaceutica N.V., the owner of the patent, filed a request with the U.S. Patent and Trademark Office (or the Office) for re-examination of the patent covering nebivolol hydrochloride. While the timing for resolution of the re-examination cannot be predicted, we expect that the Office will again certify that the claims of the patent are valid. Litigation involving Forest’s patents covering escitalopram oxalate and memantine HCl is discussed at "Item 3. Legal Proceedings".

                  When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a severe and rapid decline in sales of the formerly patented product, particularly in the United States. However, in some cases the innovator company may achieve exclusivity beyond the expiry of the product patent through manufacturing trade secrets, later-expiring patents on methods of use or formulations, or data-based exclusivity that may be available under pharmaceutical regulatory laws.

                  We own or exclusively license various trademarks and trade names which we believe are of significant benefit to our business.

Backlog - Seasonality

                  Backlog of orders is not considered material to our business prospects. Our business is not seasonal in nature.

ITEM 1A. RISK FACTORS

We are Substantially Dependent on Sales of Our Two Principal Products.

                  For the 2008 fiscal year, sales of Lexapro and Namenda accounted for 66% and 24%, respectively, of our net sales. Any unexpected negative development with respect to such products (for example, loss of market exclusivity or an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity. While the validity and enforceability of our patent covering escitalopram, the active ingredient in Lexapro, were upheld in September 2007 by decision of the United States Court of Appeals for the Federal Circuit, we are currently prosecuting patent infringement litigation against a generic manufacturer who is seeking FDA approval to market a generic equivalent to Lexapro. In addition, we have instituted patent infringement litigation against multiple generic manufacturers who are seeking FDA approval to market generic versions of Namenda. See "Item 3. Legal Proceedings".

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

Our Business Depends on Intellectual Property Protection.

                  Our ability to generate the returns necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity. Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products. While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product. See "Item 3. Legal Proceedings" for a description of pending patent litigation involving Lexapro and Namenda, our principal products.

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

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

                  As more fully discussed in "Item 3. Legal Proceedings", we are subject to approximately 45 legal actions asserting product liability claims relating to the use of Celexa or Lexapro. These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro. We believe that suicide and related events are inherent in the symptoms and consequences of major depressive disorder and therefore these types of occurrences are not unexpected from patients who are being treated for such condition, including patients who may be using our products. While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

                  A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-U.S. operations and the United States, could increase our effective tax rate and negatively affect our results of operations. Our transfer pricing is the subject of an ongoing audit by the Internal Revenue Service (or IRS). In connection with such audit, the IRS has issued a Revenue Agent Report which seeks to assess approximately $206.7 million of additional corporation income tax with respect to the 2002 and 2003 fiscal years, excluding interest and penalties. We continue to disagree with the IRS position and have filed a formal written protest of the proposed adjustment. If the IRS prevails in a position that increases the U.S. tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material. See Note 14 to our Consolidated Financial Statements incorporated by reference herein.

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

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

                  None.

ITEM 2.  PROPERTIES

                  We own a 372,000 square foot building on 28 acres in Commack, New York. This facility is used for packaging, warehousing, administration and sales training. In addition, we lease a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training. We also own a 105,000 square foot facility in Hauppauge, which is used for warehousing, administrative offices and clinical packaging. We lease an additional 57,000 square foot facility in Hauppauge, which is used for our information technology departments.

                  We own buildings of 180,000, 100,000 and 20,000 square feet in Commack, New York, which are or will be part of our research and development complex. The 100,000 and 20,000 square foot facilities are operational; the 180,000 square foot facility (on 11 acres) is currently sub-leased to a tenant through fiscal 2009. We also lease 28,000 square feet in Hauppauge, as well as approximately 59,000 square feet in Farmingdale, New York, both of which facilities are used as laboratory testing facilities.

                  During fiscal 2007, we closed our facilities in Inwood, New York totaling approximately 105,000 square feet which had been used for manufacturing, research and development, warehousing and administration. The buildings and certain machinery and equipment were sold in September 2007.

                  We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York. The lease expires in 2010.

                  We also lease approximately 203,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel. The lease expires in 2017.

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

                  Cerexa, Inc., a wholly-owned subsidiary, leases approximately 25,000 square feet of office space in Alameda, California, which is used by research and administrative personnel. The lease expires in 2009.

                  Forest Laboratories UK, a wholly-owned subsidiary, owns an approximately 95,000 square foot complex in the London suburb of Bexley, England, which is used for manufacturing and administration.

                  Our Tosara subsidiary owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland. Forest Ireland Limited, a wholly-owned subsidiary, owns an approximately 130,000 square foot manufacturing and distribution facility located in Dublin, Ireland. The facility is currently used principally for the manufacture and distribution to the United States of Lexapro and Namenda tablets. Forest Ireland Limited also owns a 90,000 square foot facility in Dublin which will provide complete redundancy for the manufacture of Lexapro and Namenda and additional capacity for future products. This facility commenced limited operations in April 2008.

                  We believe that our current facilities will adequately meet our operating needs for the foreseeable future.

                  Net rentals for leased space for the fiscal year ended March 31, 2008 aggregated approximately $17,694,000 and for the fiscal year ended March 31, 2007 aggregated approximately $16,696,000.

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

                  Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims. However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants due to plaintiffs’ failure to demonstrate any antitrust injury. Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to plaintiffs’ effort to obtain injunctive relief. It is likely that the plaintiffs will pursue an appeal of both rulings.

                  We and certain of our officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York (or the Court) on behalf of a purported class of all purchasers of our securities between August 15, 2002 and August 31, 2004 or September 1, 2004 and consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to our business, prospects and operations, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. In July 2006, the Court granted in part and denied in part our motion to dismiss. Claims remain pending with respect to alleged marketing statements and omissions with respect to our drugs for the treatment of depression. The complaint seeks unspecified damages and attorneys’ fees. Fact and expert discovery have been completed and a trial date is expected to be set shortly. In addition, our directors and certain of our officers have been named as defendants in two derivative actions purportedly brought on behalf of the company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing their control and mismanaging the company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. In September 2006, the Court granted our motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors. By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until August 31, 2008.

                  Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of "average wholesale prices" (or AWP) which did not correspond to actual provider costs of prescription drugs. Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigations" for coordinated treatment. In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005) and Mississippi (commenced October 20, 2005), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008). Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).

                  Motions to dismiss have been filed with respect to most of the actions. While the motions to dismiss largely have been denied, some claims have been dismissed, including RICO claims brought by various New York counties whose remaining claims are pending in the MDL proceeding in Massachusetts. Discovery is ongoing. As of this date, no trials have been scheduled with respect to Forest, and it is not anticipated that any trial involving Forest will take place before the end of calendar 2009, at the earliest.

                  We are a defendant in an action commenced on December 27, 2004, in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail’s January 2001 patent listing in the Food and Drug Administration’s "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which we distribute in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from us from February 12, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail’s motion for summary judgment in a related action (Twin Cities v. Biovail) to which we are not a party. The plaintiffs in the Louisiana Wholesale case then amended their complaint to add a conspiracy charge against Biovail and Forest and an allegation that plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. We and Biovail filed a motion for summary judgment and a motion to dismiss directed to the complaint. By way of a decision dated June 22, 2006, Judge Robertson granted defendants’ motion for summary judgment, both with respect to original claims, as well as the newly-added claim asserted by the Louisiana Wholesale plaintiffs. That decision, along with the original Twin Cities decision, is now sub judice before the United States Court of Appeals for the District of Columbia.

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

                  In September 2007, the United States Court of Appeals for the Federal Circuit upheld the validity of our composition of matter patent covering Lexapro and the decision of the United States District Court for the District of Delaware granting us an injunction preventing Teva from marketing a generic version of Lexapro. In July 2006, we and Lundbeck commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories, Ltd., who had filed an ANDA with the FDA seeking to market a generic equivalent to Lexapro, in the United States District Court for the Eastern District of Michigan under the caption Forest Laboratories, Inc. et al. v. Caraco Pharmaceutical Laboratories, Ltd. et al. This case was stayed during the pendency of the Federal Circuit appeal in the case against Teva. A status conference is scheduled for June 12, 2008.

                  In February 2007, Caraco filed a single-count declaratory judgment action against us and Lundbeck in the United States District Court for the Eastern District of Michigan for non-infringement of a different patent for Lexapro that is listed in the FDA’s Orange Book. After Forest and Lundbeck granted Caraco an irrevocable covenant not to sue, Chief Judge Freidman dismissed Caraco’s action for lack of subject matter jurisdiction. On April 1, 2008, a three-judge panel of the United States Court of Appeals for the Federal Circuit reversed and remanded Chief Judge Freidman’s decision. We have filed a combined petition for panel rehearing and hearing en banc.

                  Beginning in January 2008, Forest and Merz, our licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts, including the United States District Court for the Eastern District of North Carolina, against several companies (including Teva, Mylan and Barr Laboratories, Inc.) who have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda. These actions are in the early stages and no scheduling order has been entered.

                  On July 14, 2006, we were named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. Motions to dismiss have been filed by all of the defendants, and those motions are now sub judice before the court.

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

                  We received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to our use of the "nominal price" exception to the Medicaid program’s "Best Price" rules.  We understand that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that office’s investigation of the use of the "nominal price" exception. We are complying with the subpoenas.

                  We are also subject to various legal proceedings that arise from time to time in the ordinary course of our business. Although we believe that the proceedings brought against us, including the product liability cases described above, are without merit and we have product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

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

Issuer Repurchases of Equity Securities

                  In July 2004, our Board of Directors approved the repurchase of up to 20 million shares of our outstanding Common Stock (or 2005 Repurchase Program) which was increased to 30 million shares in December 2004. Under the 2005 Repurchase Program we repurchased the shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. As of May 11, 2005, all shares authorized for repurchase under the 2005 Repurchase Program have been purchased.

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

                  On May 18, 2006 our Board of Directors authorized a new share repurchase program (or 2007 Repurchase Program) for up to 25 million shares of our common stock. On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock. The authorizations became effective immediately and have no set expiration dates. We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. As of May 29, 2008, 25,843,600 shares have been repurchased and we continue to have authority to purchase up to an additional 9,156,400 shares under the 2007 Repurchase Program.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS
                    WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

                   Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

                   Disclosure Controls

                  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

                   Changes in Internal Control Over Financial Reporting

                  During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                   None.

PART III

                  In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III is incorporated by reference from Forest's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2008 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

                   Code of Ethics

                  We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and employees and can be found on our website, which is located at www.frx.com under the "Investors" link. We will also provide a copy of our code of ethics to any person without charge upon his or her request. Any such request should be directed to our Corporate Secretary at 909 Third Avenue, New York, New York 10022. We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The following sets forth certain information as of March 31, 2008 with respect to our compensation plans under which Forest securities may be issued:

                  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	19,293,850	$40.38	10,368,325
Equity compensation plans not approved by security holders		N/A
Total	19,293,850	$40.38	10,368,325

PART IV

ITEM 15.

(a)	1.	Financial statements. The following consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries included in the Annual Report are incorporated by reference herein in Item 8:
Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets – March 31, 2008 and 2007

Consolidated statements of income – years ended March 31, 2008, 2007 and 2006

Consolidated statements of comprehensive income – years ended March 31, 2008, 2007 and 2006

Consolidated statements of stockholders' equity – years ended March 31, 2008, 2007 and 2006

Consolidated statements of cash flows – years ended March 31, 2008, 2007 and 2006

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

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3	Employment Agreement dated as of September 30, 1994 by and between Forest and Howard Solomon. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.4	Employment Agreement dated June 24, 1997 between Forest and Elaine Hochberg. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

10.5	Employment Agreement dated November 22, 2000 between Forest and Charles E. Triano. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10.6

Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004 (or September 30, 2004 8-K).

10.7	Employment Agreement dated as of October 5, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to September 30, 2004 8-K.

10.8

Letter Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (or 2006 10-K).

10.9	Employment Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein. Incorporated by reference to the 2006 10-K.

10.10

Letter Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006 (or September 30, 2006 10-Q).

10.11	Employment Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to the September 30, 2006 10-Q.

10.12	Separation Agreement and General Release dated February 11, 2008 by and between Dr. Ivan Gergel and Forest Laboratories, Inc.

10.13	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 1998.

10.14	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2000.

10.15	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2004.

10.16	2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Proxy Statement for the fiscal year ended March 31, 2007.

10.17

Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Form S-8 on Registration Statement No. 333-145415, dated August 13, 2007.

10.18

Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007 (or September 30, 2007 10-Q).

10.19	Form of Employee Restricted Stock Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.

10.20	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to September 30, 2007 10-Q.

10.21

Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (or 2002 10-K).

10.22	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.23	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.

10.24

License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

10.25

Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Limited and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

10.26

Agreement and Plan of Merger dated December 13, 2006 by and among Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc. and Dennis Podlesak and Eckard Weber, M.D., as Shareholders’ Agents. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.27	Nebivolol Development and Commercialization Agreement by and between Forest Laboratories Holdings Limited and Mylan Inc. dated as of January 6, 2006.

10.28

Amendment Agreement, dated as of February 27, 2008, by and between Forest Laboratories Holdings Limited and Mylan Inc. to that certain Nebivolol Development and Commercialization Agreement dated as of January 6, 2006.

10.29

Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A. Incorporated by reference to Forest’s Current Report on Form 8-K dated December 7, 2007.

13	Portions of the Registrant's 2008 Annual Report to Stockholders.

21	List of Subsidiaries. Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2008

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	May 30, 2008
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	President, Chief Operating Officer and Director	May 30, 2008
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	May 30, 2008
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 30, 2008
/s/ William J. Candee, III William J. Candee, III	Director	May 30, 2008
/s/ George S. Cohan George S. Cohan	Director	May 30, 2008
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 30, 2008
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 30, 2008
/s/ Lester B. Salans Lester B. Salans	Director	May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Forest Laboratories, Inc.

The audits referred to in our report dated May 28, 2008 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2008

S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2008:

Allowance for doubtful accounts	$20,033,000	$ 906,000	$ 1,057,000	(i)	$19,882,000
Allowance for cash discounts	11,237,000	84,722,000	84,144,000	(ii)	11,815,000
Inventory reserve	22,165,000	5,100,000	8,495,000	(i)	18,770,000

Year ended March 31, 2007:

Allowance for doubtful accounts	$18,941,000	$ 1,280,000	$ 188,000	(i)	$20,033,000
Allowance for cash discounts	11,157,000	77,316,000	77,236,000	(ii)	11,237,000
Inventory reserve	12,004,000	11,536,000	1,375,000	(i)	22,165,000

Year ended March 31, 2006:

Allowance for doubtful accounts	$20,773,000	$ 45,000	$ 1,877,000	(i)	$18,941,000
Allowance for cash discounts	13,890,000	65,396,000	68,129,000	(ii)	11,157,000
Inventory reserve	12,278,000	1,963,000	2,237,000	(i)	12,004,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2008.

Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
 Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2008 and March 31, 2007 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008, and our report dated May 28, 2008 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 Forest Laboratories, Inc. and Subsidiaries adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109".

As discussed in Note 1 to the consolidated financial statements, in 2007 Forest Laboratories, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 28, 2008 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2008

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2008	2007
Assets

Current assets:
Cash (including cash equivalent investments of $833,018 in 2008 and $556,586 in 2007)	$ 833,052	$ 563,663
Marketable securities	943,972	788,951
Accounts receivable, less allowance for doubtful accounts of $19,882 in 2008 and $20,033 in 2007	445,987	382,655
Inventories, net	425,138	434,163
Deferred income taxes	226,095	226,433
Other current assets	33,260	26,852
Total current assets	2,907,504	2,422,717

Marketable securities	663,625	660,392

Property, plant and equipment:
Land and buildings	309,474	301,040
Machinery, equipment and other	257,857	231,821
	567,331	532,861
Less: accumulated depreciation	217,294	171,775
	350,037	361,086
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and
other intangibles, net	527,787	157,049
Deferred income taxes	59,778	27,681
Other	1,671	9,482
	604,201	209,177

	$4,525,367	$3,653,372
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2008	2007
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 223,720	$ 154,614
Accrued expenses	387,105	332,995
Income taxes payable		139,999
Total current liabilities	610,825	627,608

Long-term liabilities:
Income tax liabilities	198,410
Deferred income taxes	815	951
	199,225	951
Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 421,421 shares in 2008 and 420,695 shares in 2007	42,142	42,069
Additional paid-in capital	1,434,172	1,354,264
Retained earnings	5,611,493	4,657,356
Accumulated other comprehensive income	34,592	21,879
Treasury stock, at cost (110,014 shares in 2008 and 101,143 shares in 2007)	(3,407,082)	(3,050,755)
	3,715,317	3,024,813

	$4,525,367	$3,653,372
	========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

YEARS ENDED MARCH 31,
	2008	2007	2006

Net sales	$3,501,802	$3,183,324	$2,793,934
Contract revenue	216,500	176,943	118,170
Interest income	108,680	80,200	50,286
Other income	9,347	1,318
	3,836,329	3,441,785	2,962,390

Costs and expenses:
Cost of sales	800,114	745,602	650,996
Selling, general and administrative	1,154,845	1,046,336	1,031,451
Research and development	670,973	941,003	410,431
	2,625,932	2,732,941	2,092,878

Income before income tax expense	1,210,397	708,844	869,512

Income tax expense	242,464	254,741	160,998

Net income	$ 967,933	$ 454,103	$ 708,514
	========	========	========

Net income per share:

Basic	$3.08	$1.43	$2.11
	====	====	====
Diluted	$3.06	$1.41	$2.08
	====	====	====
Weighted average number of common
shares outstanding:

Basic	314,660	318,539	335,912
	======	======	======
Diluted	316,133	322,781	340,321
	======	======	======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2008	2007	2006

Net income	$967,933	$454,103	$708,514

Other comprehensive income (loss):
Foreign currency translation gains (losses)	25,815	13,753	(8,909)
Unrealized gains (losses) on securities:
Unrealized holding (loss) gain arising
during the period, net of tax	(13,102)	1,364	6,643
Other comprehensive income (loss)	12,713	15,117	(2,266)

Comprehensive income	$980,646	$469,220	$706,248
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2005	407,234	$40,723	$893,864	$3,494,739	$9,028	59,591	$1,305,969

Shares issued upon exercise of stock
options	4,890	489	83,234
Treasury stock acquired from employees
upon exercise of stock options						123	5,057
Purchase of treasury stock						31,070	1,265,471
Tax benefit related to stock options
exercised by employees			45,981
Other comprehensive loss					(2,266)
Net income				708,514

Balance, March 31, 2006	412,124	41,212	1,023,079	4,203,253	6,762	90,784	2,576,497

Shares issued upon exercise of stock	8,571	857	212,043
options
Treasury stock acquired from employees
upon exercise of stock options						44	1,979
Purchase of treasury stock						10,315	472,279
Tax benefit related to stock options
exercised by employees			78,372
Stock-based compensation			40,770
Other comprehensive income					15,117
Net income				454,103

Balance, March 31, 2007	420,695	42,069	1,354,264	4,657,356	21,879	101,143	3,050,755

Adoption of new accounting standard				(13,796)
Shares issued upon exercise of stock
options and vesting of restricted stock	726	73	26,582
Purchase of treasury stock						8,871	356,327
Tax benefit related to stock options
exercised by employees			11,069
Stock-based compensation			42,257
Other comprehensive income					12,713
Net income				967,933

Balance, March 31, 2008	421,421	$42,142	$1,434,172	$5,611,493	$34,592	110,014	$3,407,082
	======	======	========	========	======	======	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$ 967,933	$ 454,103	$ 708,514
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	47,101	45,444	40,712
Amortization, impairments and write-offs	44,646	55,699	52,385
Stock-based compensation expense	42,257	40,770
Deferred income tax benefit	(22,581)	(84,919)	(33,034)
Foreign currency transaction (gain) loss	(2,051)	(779)	727
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(63,332)	(16,117)	(43,409)
Inventories, net	9,025	201,556	(21,816)
Other current assets	(6,408)	(6,690)	(13)
Other assets	7,811	(8,225)	2
Increase (decrease) in:
Accounts payable	69,106	13,703	(87,105)
Accrued expenses	54,110	90,205	(15,122)
Income tax liabilities	44,615	102,733	(40,496)

Net cash provided by operating activities	1,192,232	887,483	561,345

Cash flows from investing activities:
Purchase of property, plant and equipment	(34,888)	(29,987)	(55,017)
Purchase of marketable securities	(3,141,953)	(2,559,653)	(826,543)
Redemption of marketable securities	2,983,699	2,018,325	1,100,855
Purchase of license agreements, product
rights and other intangibles	(415,000)		(1,397)

Net cash provided by (used in) investing
activities	(608,142)	(571,315)	217,898

Cash flows from financing activities:
Net proceeds from common stock options
exercised by employees under stock option plans	26,655	210,920	78,666
Tax benefit realized from the exercise of stock
options by employees	1,755	80,225	35,311
Purchase of treasury stock	(356,327)	(472,279)	(1,265,471)

Net cash used in financing
activities	(327,917)	(181,134)	(1,151,494)

Effect of exchange rate changes on cash	13,216	14,050	(1,723)

Increase (decrease) in cash and cash equivalents	269,389	149,084	(373,974)
Cash and cash equivalents, beginning of year	563,663	414,579	788,553
Cash and cash equivalents, end of year	$ 833,052	$ 563,663	$ 414,579
	========	=========	========

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2008	2007	2006
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Income taxes	$226,022	$135,555	$199,560
	=======	=======	=======

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years):

Basis of consolidation: The consolidated financial statements include the accounts of Forest Laboratories, Inc. (or the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities and certain contingencies. The Company is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

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

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. As of fiscal years ended March 31, 2008 and 2007, the Company had no such pre-launch inventory quantities.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value based on quoted market prices in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of high quality investments.

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

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2008 is construction in progress of $40,017 for facility expansions at various locations necessary to support the Company’s current and future operations. Projects currently in-process or under evaluation are estimated to cost approximately $10,000 to complete.

Goodwill and other intangible assets: The Company has made acquisitions in the past that include goodwill, license agreements, product rights and other intangibles. Goodwill is not amortized but is subject to an annual impairment test based on its estimated fair value. License agreements, product rights and other intangibles are amortized over their useful lives and are tested periodically to determine if they are recoverable from future cash flows on an undiscounted basis over their remaining useful lives.

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

Research and development: Expenditures for research and development, including licensing fees and milestone payments (or License Payments) associated with development products that have not yet been approved by the FDA, are charged to expense as incurred. Once a product receives approval, subsequent License Payments are recorded as an asset and classified as License agreements, product rights and other intangibles, net.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined). Profit sharing contributions are primarily at the discretion of the Company. The savings plan contributions include a matching contribution made by the Company. Savings and profit sharing contributions amounted to approximately $32,100, $29,500 and $28,200 for fiscal 2008, 2007 and 2006, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and restricted stock. The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", takes into consideration the compensation cost attributed to future services not yet recognized.

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $47,780 and ($13,188) at March 31, 2008 and $21,965 and ($86) at March 31, 2007, respectively.

Income taxes: The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (or FASB) Interpretation No. 48 (or FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". Pursuant to FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. See Note 14 for further discussion of the impact of adopting FIN 48.

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

Stock-based compensation: Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (or SFAS 123R). The Board of Directors awards stock options and restricted stock to employees and non-employee directors. The fair value for stock options is calculated using the Black-Scholes valuation model and restricted stock is accounted for at fair value based upon the average high and low stock price on the date of grant. These compensation costs are amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has never granted options below market price on the date of grant.

In fiscal 2007, the Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, compensation expense of $42,257 ($35,423 net of tax) and $40,770 ($34,229 net of tax) was recorded for the years ended March 31, 2008 and March 31, 2007, respectively, to cost of sales, selling, general and administrative and research and development expense, as appropriate, while the pro forma schedule required for SFAS 123 below shows the compensation expense for the year ended March 31, 2006. Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2008 was $96,368 pre-tax and the weighted-average period over which the cost is expected to be recognized is approximately 3.1 years. Amounts capitalized as part of inventory costs were not significant.

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

Year ended March 31, (In thousands, except per share data)	2006
Net income:
As reported	$708,514
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax	(35,631)
Pro forma	$672,883
=======
Net income per common share:
Basic:
As reported	$2.11
Pro forma	$2.00
Diluted:
As reported	$2.08
Pro forma	$1.98

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected stock price volatility	31.15%	29.63%	27.86%
Risk-free interest rate	4.2%	4.8%	4.3%
Expected life of options (years)	6	5	5

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

Recent accounting standards: In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" (or SFAS 161). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective in the fourth quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 and does not anticipate a material effect.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (or SFAS 141(R)) which is a revision of SFAS 141. SFAS 141(R) requires an acquirer in a business combination to measure all assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the date of acquisition with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) will further require that acquired in-process research and development as of the acquisition date is to be capitalized at fair value. Assets acquired and liabilities assumed arising from contingencies at the acquisition date are to be measured at their fair value and acquisition costs generally will be expensed as incurred. This statement is effective for business combinations for which the acquisition date is on or after April 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

In December 2007 and in conjunction with SFAS 141(R), the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" (or SFAS 160). This Statement requires companies to report a noncontrolling interest in a subsidiary as equity in its consolidated financial statements and to disclose the amount of consolidated net income attributable to the parent and to the noncontrolling interest in the consolidated statement of income. SFAS 160 also clarifies that a transaction resulting in a change to the parent’s ownership in a subsidiary that does not result in deconsolidation will be deemed as an equity transaction, while a gain or loss will be recognized by the parent when a subsidiary is deconsolidated. This statement is effective as of the beginning of fiscal 2010. The Company is currently evaluating the impact of adopting SFAS 141(R) and does not anticipate a material effect.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1).  This Issue defines a collaborative arrangement, establishes reporting requirements and clarifies the manner in which revenues, costs and sharing payments between parties and with third parties be presented in the consolidated statement of income. This Issue is effective as of the beginning of fiscal 2010.  The Company is currently evaluating the impact of adopting EITF 07-1.

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (EITF 07-3). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense when the related goods are delivered or services are performed, or when the goods or services are no longer expected to be provided.  This Issue is effective as of the beginning of fiscal 2009.  EITF 07-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (or SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities" which permits an entity to measure certain financial assets and financial liabilities at fair value. The purpose of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective as of the beginning of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 159 and does not anticipate a material effect, if adopted.

In September 2006, the FASB issued SFAS No. 157 (or SFAS 157), "Fair Value Measurements". This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective as of the beginning of fiscal 2009. In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to the beginning of fiscal 2010, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adopting SFAS 157 and does not anticipate a material effect.

2.  Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31, (In thousands)	2008	2007	2006
Basic	314,660	318,539	335,912
Effect of assumed conversion
of employee stock options
and restricted stock	1,473	4,242	4,409
Diluted	316,133	322,781	340,321
	======	======	======

Options to purchase approximately 12,312, 6,000 and 7,401 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share were outstanding during a portion of fiscal 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2018.

3.  Business operations:

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical and other pharmaceutical products. The Company operates in only one segment. Sales are made primarily in the United States and European markets. The net sales and long-lived assets for the years ended March 31, 2008, 2007 and 2006, are from the Company's or one of its subsidiaries' country of origin, as follows:

(In thousands)	2008		2007		2006
		Long-lived		Long-lived		Long-lived
	Net sales	Assets	Net sales	assets	Net sales	assets
United States	$3,433,233	$371,442	$3,121,091	$410,211	$2,738,592	$474,451
Ireland	17,729	513,559	13,680	121,610	11,064	118,786
United Kingdom	50,840	9,459	48,553	10,761	44,278	10,430
	$3,501,802	$894,460	$3,183,324	$542,582	$2,793,934	$603,667
	========	=======	========	=======	========	=======

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31, (In thousands)	2008	2007	2006

Central nervous system (CNS)	$3,137,878	$2,794,685	$2,400,304
Cardiovascular	35,616	50,199	67,002
Other	328,308	338,440	326,628
	$3,501,802	$3,183,324	$2,793,934
	========	========	========

The Company's CNS franchise consisting of Lexapro®, Celexa® and Namenda® accounted for 90%, 88% and 86% of the Company's net sales for the years ended March 31, 2008, 2007 and 2006, respectively.

The following illustrates net sales to the Company’s principal customers:

	2008	2007	2006

McKesson Drug Company	38%	37%	35%
Cardinal Health, Inc.	30%	27%	26%
AmeriSource Bergen Corporation	15%	13%	20%

4.  Accounts receivable:

Accounts receivable, net, consist of the following:

March 31, (In thousands)	2008	2007
Trade	$377,779	$330,580
Other	68,208	52,075
	$445,987	$382,655
	=======	=======

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31, (In thousands)	2008	2007
Raw materials	$234,288	$257,042
Work in process	1,360	8,449
Finished goods	189,490	168,672
	$425,138	$434,163
	=======	=======

6.  Acquisitions (In thousands):

On January 10, 2007, the Company acquired Cerexa, Inc. (or Cerexa), a biopharmaceutical company based in Alameda, California for approximately $494,000 in a merger pursuant to which Cerexa became a wholly-owned subsidiary of the Company.  The Company acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (or ceftaroline), a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic.  The acquisition of Cerexa also included a second development-stage hospital-based antibiotic, ME1036, which has shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria, including common drug-resistant pathogens, such as methicillin resistant Staphylococcus aureus, in preclinical studies.  The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.  The Company will be obligated to pay an additional $100,000 in the event that annual United States sales of ceftaroline exceed $500,000 during the five year period following product launch. The acquisition was accounted for under the purchase method of accounting and accordingly, Cerexa’s results of operations are included in the accompanying consolidated financial statements from the acquisition date.

Of the $494,000 purchase price, $476,000 was assigned as in-process research and development (or IPR&D). Substantially all of this charge represented the value assigned to ceftaroline, which had completed a Phase II clinical trial program in patients with complicated skin and skin structure infections (or cSSSI). Ceftaroline is being developed initially for the cSSSI indication and the treatment of community acquired pneumonia (or CAP). Phase III studies of ceftaroline for cSSSI began in February 2007. ME1036 was still in preclinical development at the acquisition date. These compounds had not yet achieved regulatory approval for marketing and consequently, the IPR&D was taken as a charge against income during the fourth quarter of fiscal 2007. This charge was not deductible for tax purposes.

In order to determine the estimated fair value of IPR&D, the "income method" was utilized. This method applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows were then discounted to the present value using a discount rate of 16%. This analysis was performed for each compound independently.

For purposes of applying the income method, the projected launch dates following FDA approval were estimated for ceftaroline and ME1036, at which times the Company would expect the resulting products to generate cash flows. The cost to complete these development programs will depend on whether these programs are brought to their final stages of development and are ultimately submitted to the FDA for approval. All internal and external research and development expenses are expensed as incurred. All of our development programs are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA or other regulatory approvals.

During fiscal 2008, two Phase III studies of ceftaroline in complicated skin and skin structure infections completed enrollment and two Phase III studies in patients with community acquired pneumonia began enrollment. The Company anticipates the cSSSI results in calendar 2008 and the CAP results in 2009.

7.  Marketable securities:

Available-for-sale debt securities consist of the following: (In thousands)

March 31, 2008
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$ 177,900
Municipal bonds and notes	59,144	$ 309
Commercial paper	684,506	3,393
Floating rate notes	22,422		($ 506)
Total current securities	943,972	3,702	(506)

Noncurrent:
Variable rate demand notes	$ 129,145	$ 10
Municipal bonds and notes	70,009	798
Auction rate notes	55,340
Floating rate notes	409,131		($18,297)
Total noncurrent securities	663,625	808	(18,297)

Total available-for-sale debt securities	$1,607,597	$4,510	($18,803)
	========	=====	======

March 31, 2007
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$ 404,780
Municipal bonds and notes	54,237		($ 31)
Commercial paper	329,934
Total current securities	788,951		(31)

Noncurrent:
Variable rate demand notes	$ 116,580
Municipal bonds and notes	78,757		($ 55)
Auction rate notes	109,375
Floating rate notes	355,680
Total noncurrent securities	660,392		(55)

Total available-for-sale debt securities	$1,449,343		($ 86)
	========		====

Proceeds from the sales of available-for-sale debt securities were $2,983,699 and $2,018,325 during 2008 and 2007, respectively. Gross realized gains on those sales during 2008 and 2007 were $22,318 and $3,517, respectively. For purpose of determining gross realized gains and losses, the cost of securities is based on average cost. Net unrealized holding losses on available-for-sale debt securities in the amount of $14,293 and $86 for the years ended March 31, 2008 and March 31, 2007, respectively, have been included in Stockholders’ equity: Accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at March 31, 2008, are as follows: (In thousands)

Estimated fair value
Within one year	$ 943,972
After 1-5 years	373,096
After 5-10 years	71,456
After 10 years	219,073
$1,607,597
========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company currently invests funds in Variable Rate Demand Notes, Municipal Bonds and Notes, Commercial Paper including money market instruments, Auction Rate Securities and European Bank Floating Rate Notes that have major bank liquidity agreements. Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer. Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines. While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other than temporary if the credit and capital markets were to continue to deteriorate in future periods. The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity. Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

8.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands, except for amortization		March 31, 2008	March 31, 2007
periods which are stated in years)	Weighted average	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization period	amount	amortization	amount	amortization
Amortized intangible assets:
License agreements	11	$191,300	$95,374	$225,209	$151,556
Product rights	11	71,350	29,963	83,008	31,224
Buy-out of royalty agreements	11	465,061	82,768	95,061	74,262
Trade names	20	34,190	26,076	34,190	23,487
Non-compete agreements	13	16,000	16,000	22,987	22,987
Other	1	3,921	3,854	8,848	8,738
Total	11	781,822	$254,035	$469,303	$312,254
		========	========	========	========

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 2008, 2007 and 2006 and amounted to approximately $44,646, $54,736 and $44,385, respectively. Future annual amortization expense expected is as follows:

Years ending March 31, (In thousands)
2009	$ 56,632
2010	33,286
2011	23,767
2012	39,555
2013	41,723
$194,963
=======

In fiscal 2008 and 2007, the Company determined that certain license agreements and product rights were impaired due to a significant reduction in sales of those products because of heightened competition. These impairments amounted to $5,080 in fiscal 2008 and $12,564 in fiscal 2007, and were included in amortization expense.

In December 2007, the Company received marketing approval from the FDA for Bystolic™, its novel beta-blocker for the treatment of hypertension. Upon approval, the Company paid Mylan Inc. (or Mylan), its licensor for the product, $25,000. This milestone payment is currently being amortized using the straight-line method over the useful life of the product and is being recorded to selling, general and administrative expense. In February 2008, the Company and Mylan amended their agreement which terminated Mylan’s further commercial rights for Bystolic and reduced the Company’s future payment obligations to Mylan. Pursuant to the amendment, the Company paid Mylan $370,000 and remains obligated to pay Mylan its original contractual royalties for a period of three years after which the royalty rate will be reduced. The payment will be amortized beginning in the fourth quarter of fiscal 2011, the point at which the Company begins deriving the benefit of the payment. This amount was recorded to Buy-out of royalty agreements.

Also in fiscal 2008, the Company made a milestone payment of $20,000 to Daiichi Sankyo (or Sankyo) for the co-promotion rights to Azor™. On May 12, 2008 the Company and Sankyo terminated their co-promotion agreement for Azor, effective July 1, 2008. See Note 16 to the Consolidated Financial Statements.

In fiscal 2008, the Company entered into two license agreements: the first was with Ironwood Pharmaceuticals, Inc. (or Ironwood, formerly know as Microbia, Inc.) for their first-in-class compound linaclotide, currently being developed for the treatment of constipation predominant irritable bowel syndrome (or IBS-C), chronic constipation (or CC) and other gastrointestinal disorders. The second was with Novexel, S.A. (or Novexel) for the development of Novexel’s novel intravenous beta lactamase inhibitor, NXL104 in combination with the Company’s ceftaroline. These upfront payments were recorded to research and development expense since these products are in the early states of development.

In fiscal 2007, the Company entered into a license agreement with Laboratorios Almirall, S.A. (or Almirall), a pharmaceutical company headquartered in Barcelona, Spain for the development and exclusive U.S. marketing rights to aclidinium (or LAS 34273), Almirall’s novel long-acting muscarinic antagonist.

For fiscal years ended March 31, 2008 and 2007, the upfront and milestone payments made in conjunction with new license agreements recorded to research and development expense amounted to $180,000 and $80,000, respectively.

9.   Accrued expenses:

Accrued expenses consist of the following:

March 31, (In thousands)	2008	2007
Managed care and Medicaid rebates	$ 173,705	$146,500
Employee compensation and other benefits	111,129	83,003
Clinical research and development costs	65,608	69,973
Other	36,663	33,519
	$387,105	$332,995
	=======	=======

10.  Long Term Debt (In thousands):

On December 7, 2007, the Company established a $500,000 revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives. The facility can be increased up to $750,000 based upon agreement with the participating lenders and expires on December 7, 2012. As of May 28, 2008, the Company has not drawn any funds from the available credit. The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

11.  Commitments (In thousands):

Leases: The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2018. Rent expense approximated $34,630, $33,149 and $30,814 for fiscal years ended March 31, 2008, 2007 and 2006, respectively. Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31,
2009	$ 32,594
2010	24,510
2011	14,505
2012	8,973
2013	9,162
Thereafter	35,433
$125,177
=======

Royalty agreements: The Company has royalty agreements on certain of its licensed products. Royalties are paid based on a percentage of sales, as defined. For fiscal years ended March 31, 2008, 2007 and 2006, royalty expense amounted to $1,071, $4,742 and $5,896, respectively.

License agreements: The Company has entered into several license agreements for products currently under development. The Company may be obligated in future periods to pay additional amounts subject to the achievement of certain product milestones, as defined.

Inventory purchase commitments: The Company has inventory purchase commitments of $136,209 as of March 31, 2008.

12.  Stockholders' equity (In thousands, except per share data):

In August 2007, the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans. Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units. These awards generally vest in three to five years. Stock option grants may be exercisable for up to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options outstanding			Options exercisable
		Weighted average
		remaining
Range of	Number	contractual life	Weighted average	Number	Weighted average
exercise prices	outstanding	(in years)	exercise price	exercisable	exercise price

$ 9.77 to $30.00	1,916	1.4	$12.90	1,916	$12.90
30.01 to 50.00	13,784	4.4	40.52	7,383	40.42
50.01 to 76.66	3,594	4.9	54.46	1,480	56.68
	19,294	4.2	40.38	10,779	37.77
	=====			=====

Transactions under the stock option plan are summarized as follows:

			Weighted average
			remaining	Aggregate
		Weighted average	contractual life	intrinsic
	Shares	exercise price	(in years)	value
Stock options:
Outstanding at March 31, 2005
(at $4.55 to $76.66 per share)	27,603	30.92
Granted (at $36.50 to $45.76 per share)	2,950	40.45
Exercised (at $4.55 to $48.34 per share)	(4,890)	17.13
Forfeited	(1,598)	44.46

Outstanding at March 31, 2006
(at $4.55 to $76.66 per share)	24,065	33.98
Granted (at $38.94 to $51.54 per share)	3,859	49.35
Exercised (at $4.55 to $53.23 per share)	(8,568)	24.84
Forfeited	(1,132)	38.90

Outstanding at March 31, 2007
(at $5.64 to $76.66 per share)	18,224	40.91
Granted (at $37.26 to $51.96 per share)	3,248	38.68
Exercised (at $5.64 to $53.23 per share)	(734)	36.68
Forfeited	(1,444)	44.62

Outstanding at March 31, 2008
(at $9.77 to $76.66 per share)	19,294	$40.38	4.2	$74
	=====	=====	===	====

Exercisable at March 31, 2008	10,779	$37.77	3.0	$69
	=====	=====	===	====

		Weighted average
		grant date
		fair value
Restricted stock:
Outstanding at March 31, 2007
Granted	453	$37.33
Vested	(2)	$39.88

Outstanding at March 31, 2008
	451	$37.32
	=====	=====

At March 31, 2008, 10,368 shares were available for grant.

The total intrinsic value of stock options exercised during the years ended March 31, 2008, 2007 and 2006 was $9,461, $203,105, and $109,638, respectively, and the total intrinsic value of restricted stock vested during the year ended March 31, 2008 was $62. The weighted average grant date fair value per stock option granted during the years ended March 31, 2008, 2007 and 2006 were $15.20, $16.52 and $14.91, respectively. The total cash received as a result of stock option exercises for the years ended March 31, 2008, 2007 and 2006 was approximately $26,655, $210,920 and $78,666, respectively. In connection with these exercises, the tax benefit realized was $1,755, $80,225 and $35,311, respectively. The Company settles employee stock option exercises with newly issued common shares.

13.  Contingencies:

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

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case. In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated "the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent." The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in the Company’s favor.

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, the Company secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to "opt-out" of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts. The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act. While no discovery or other significant proceedings with respect to the Company has been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims. However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants due to plaintiffs’ failure to demonstrate any antitrust injury. Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to plaintiffs’ effort to obtain injunctive relief. It is likely that the plaintiffs will pursue an appeal of both rulings.

The Company and certain of its officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York (or the Court) on behalf of a purported class of all purchasers of the Company’s securities between August 15, 2002 and August 31, 2004 or September 1, 2004 and consolidated under the caption "In re Forest Laboratories, Inc. Securities Litigation, 05-CV-2827-RMB." The consolidated complaints, which assert substantially similar claims, allege that the defendants made materially false and misleading statements and omitted to disclose material facts with respect to the Company’s business, prospects and operations, in violation of Section 19(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. In July 2006, the Court granted in part and denied in part the Company’s motion to dismiss. Claims remain pending with respect to alleged marketing statements and omissions with respect to the Company’s drugs for the treatment of depression. The complaint seeks unspecified damages and attorneys’ fees. Fact and expert discovery have been completed and a trial date is expected to be set shortly. In addition, the Company’s directors and certain of its officers have been named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption "In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH)." The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing the Company to misrepresent its financial results and prospects, selling shares of its common stock while in possession of proprietary non-public information concerning its financial condition and future prospects, abusing its control and mismanaging the Company and wasting corporate assets. The complaint seeks damages in an unspecified amount and various forms of equitable relief. In September 2006, the Court granted the Company’s motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors. By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until August 31, 2008.

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of "average wholesale prices" (or AWP) which did not correspond to actual provider costs of prescription drugs. Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption "In re Pharmaceutical Industry AWP Litigations" for coordinated treatment. In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005) and Mississippi (commenced October 20, 2005), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008). Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).

Motions to dismiss have been filed with respect to most of the actions. While the motions to dismiss largely have been denied, some claims have been dismissed, including RICO claims brought by various New York counties whose remaining claims are pending in the MDL proceeding in Massachusetts. Discovery is ongoing. As of this date, no trials have been scheduled with respect to The Company, and it is not anticipated that any trial involving the Company will take place before the end of calendar 2009, at the earliest.

The Company is a defendant in an action commenced on December 27, 2004, in the District of Columbia entitled Louisiana Wholesale Drug Company, Inc. and Rochester Drug Cooperative v. Biovail Corporation and Forest Laboratories, Inc. The complaint alleges attempts to monopolize under Section 2 of the Sherman Act with respect to the product Tiazac resulting from Biovail’s January 2001 patent listing in the Food and Drug Administration’s "Orange Book" of Approved Drug Products with Therapeutic Equivalence Evaluations. Biovail withdrew the Orange Book listing of the patent at issue following an April 2002 Consent Order between Biovail and the Federal Trade Commission. Biovail is the owner of the NDA covering Tiazac which the Company distributes in the United States under license from Biovail. The action, which purports to be brought as a class action on behalf of all persons or entities who purchased Tiazac directly from the Company from February 12, 2001 to the present, seeks treble damages and related relief arising from the allegedly unlawful acts. By way of a ruling dated March 31, 2005, Judge Robertson granted Biovail’s motion for summary judgment in a related action (Twin Cities v. Biovail) to which the Company is not a party. The plaintiffs in the Louisiana Wholesale case then amended their complaint to add a conspiracy charge against Biovail and Forest and an allegation that plaintiffs were damaged as a result of a delay by Biovail and Forest in marketing their own generic version of Tiazac. The Company and Biovail filed a motion for summary judgment and a motion to dismiss directed to the complaint. By way of a decision dated June 22, 2006, Judge Robertson granted defendants’ motion for summary judgment, both with respect to original claims, as well as the newly-added claim asserted by the Louisiana Wholesale plaintiffs. That decision, along with the original Twin Cities decision, is now sub judice before the United States Court of Appeals for the District of Columbia.

The United States Attorney’s Office for the District of Massachusetts is investigating whether the Company may have committed civil or criminal violations of the federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products. As part of this investigation, the Company received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox. The subpoenas request documents relating to a broad range of the Company’s marketing and promotional activities during the period from January 1, 1997 to the present. In April 2006, the Company received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning its manufacture and marketing of Levothroid, the Company’s levothyroxine supplement for the treatment of hypothyroidism. The Company understands that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid. The Company is continuing to cooperate with this investigation.

The Company received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to its commercial relationship with Omnicare, Inc. (or Omnicare), a long term care pharmacy provider, including but not limited to documents concerning its contracts with Omnicare, and rebates and other payments made by the Company to Omnicare. The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others and is cooperating in this investigation.

In September 2007, the United States Court of Appeals for the Federal Circuit upheld the validity of the Company’s composition of matter patent covering Lexapro and the decision of the United States District Court for the District of Delaware granting the Company an injunction preventing Teva from marketing a generic version of Lexapro. In July 2006, the Company and Lundbeck commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories, Ltd., who had filed an ANDA with the FDA seeking to market a generic equivalent to Lexapro, in the United States District Court for the Eastern District of Michigan under the caption Forest Laboratories, Inc. et al. v. Caraco Pharmaceutical Laboratories, Ltd. et al. This case was stayed during the pendency of the Federal Circuit appeal in the case against Teva. A status conference is scheduled for June 12, 2008.

 In February 2007, Caraco filed a single-count declaratory judgment action against the Company and Lundbeck in the United States District Court for the Eastern District in Michigan for non-infringement of a different patent for Lexapro that is listed in the FDA’s Orange Book. After Forest and Lundbeck granted Caraco an irrevocable covenant not to sue, Chief Judge Friedman dismissed Caraco’s action for lack of subject matter jurisdiction. On April 1, 2008, a three-judge panel of the United States Court of Appeals for the Federal Circuit reversed and remanded Chief Judge Friedman’s decision. We have filed a combined petition for panel rehearing and hearing en banc.

Beginning in January 2008, the Company and Merz, its licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts, including the United States District Court for the Eastern District of North Carolina, against several companies (including Teva, Mylan and Barr Laboratories, Inc.) who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda. These actions are in the early stages and no scheduling order has been entered.

On July 14, 2006, the Company was named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. Motions to dismiss have been filed by all of the defendants, and those motions are now sub judice before the court.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against the Company and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, H. Lundbeck Inc. and Forest Laboratories, Inc. In the action, the plaintiff alleges that the importation and sale in the United States of "citalopram products" by Lundbeck and the Company infringes certain claims of a manufacturing process patent owned by plaintiff. The action seeks injunctive relief as well as damages under U.S. patent laws. The Company believes that the plaintiff’s claim is without merit. Further, the Company believes that its license agreements with Lundbeck require Lundbeck to indemnify the Company from the cost of defending this action and from any associated damages or awards.

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

The Company expects the MDL will ease the burden of defending these cases. While litigation is inherently subject to uncertainty and accordingly the Company cannot predict or determine the outcome of this litigation, the Company believes there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide the Company with a meaningful opportunity to vindicate the Company’s products. The Company currently maintains $140 million of product liability coverage per "occurrence" and in the aggregate.

 The Company received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to its use of the "nominal price" exception to the Medicaid program’s "Best Price" rules.  The Company understands that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that office’s investigation of the use of the "nominal price" exception and is complying with the subpoenas.

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the proceedings brought against it, including the product liability cases described above, are without merit and it has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

14.  Income taxes:

The components of income before income tax expense were:

Years ended March 31, (In thousands)	2008	2007	2006

U.S.	$ 440,271	($ 26,935)	$446,610
Foreign	770,126	735,779	422,902
Income before income tax expense	$1,210,397	$708,844	$869,512
	========	=======	=======

The provision for income taxes consists of the following:

Years ended March 31, (In thousands)	2008	2007	2006
Current:
U.S. federal	$194,491	$248,846	$155,906
Section 965 repatriation			(36,414)
State and local	18,139	15,397	12,690
Foreign	56,885	61,230	61,850
	269,515	325,473	194,032
Deferred:
U.S.	(26,549)	(79,147)	(14,499)
Foreign	(502)	8,415	(18,535)
	(27,051)	(70,732)	(33,034)

	$242,464	$254,741	$160,998
	=======	=======	=======

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	35.0%
Acquired in-process research and development		23.5
Effect of foreign operations	(14.5)	(21.8)	(10.8)
Impact of Section 965 repatriation			(4.2)
Research credit	(1.6)	(2.2)	(1.5)
State and local taxes, less federal tax benefit	1.4	2.4	0.8
Permanent differences and other items	(0.3)	(1.0)	(0.8)
	20.0%	35.9%	18.5%
	===	===	===

The Company’s effective tax rate for fiscal 2008 and 2006, respectively, is lower than the statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States. These earnings include development and manufacturing income from our operations in Ireland, which operate under tax incentives that currently expire in 2010. The Company's effective tax rate in fiscal 2007 was higher than the statutory rate principally as a result of the in-process R&D expensed as part of the Cerexa acquisition completed in January 2007.

Net deferred income taxes relate to the following timing differences:

March 31, (In thousands)	2008	2007
Inventory reserves	$ 47,278	$ 40,631
Receivable allowances and other reserves	93,900	85,486
Depreciation	(2,097)	(4,031)
Amortization	52,212	23,467
Carryforwards and credits	81,334	91,566
Accrued liabilities	21,548	22,886
Employee stock option tax benefits	1,932	16,139
Other	12,723	743
	308,830	276,887
Valuation allowance	(23,772)	(23,724)
Deferred taxes, net	$285,058	$253,163
	=======	=======

The Company has net operating loss carryforwards primarily related to the purchase of Cerexa in January 2007 as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2008 and 2025. Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company has determined that it was more likely than not that these benefits will not be realized.

On October 22, 2004, the American Jobs Creation Act of 2004 (or the Act) was signed into law. One of the key provisions of the Act, Internal Revenue Code Section §965, included a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations.

 Pursuant to the provision, in fiscal 2005, the Company repatriated $1,238,900 and recorded a resulting tax cost of $90,657. In fiscal 2006, the Company reversed $36,414 of the prior year accrual due to updated guidance issued by the U.S. Treasury Department. The originally enacted law did not specifically address whether the dividends received deduction applied to the required tax gross-up related to the dividend. As of the date the financial statements were prepared for the March 2005 fiscal year, the Company accrued the tax assuming the deduction did not apply, which represented the additional $36,414 of tax. In May 2005, the U.S. Treasury Department clarified that the dividends received deduction in fact did apply to the tax gross-up amount and accordingly the $36,414 tax accrual was reversed in the March 2006 fiscal year.

The Company has satisfied all of the requirements of this provision including that the dividend amounts have been invested in the United States pursuant to the domestic reinvestment plan. As of fiscal 2006, the Company has made 100% of the required expenditures under the safe harbor provided by the Internal Revenue Service (or IRS).

Excluding the repatriation discussed above, no provision has been made for income taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $2,335,962 at March 31, 2008 as the Company intends to indefinitely reinvest such earnings.

The Company is subject to income taxes in the United States and several foreign jurisdictions. The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. The Company accrues liabilities for identified tax contingencies that result from positions that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on Management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

The Company files tax returns in the United States and certain foreign jurisdictions including Ireland. The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2002 in Ireland are no longer subject to review as such fiscal years are generally closed. Tax authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1999 fiscal years, including the Internal Revenue Service, which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal 2002 and 2003. In connection with that examination, in July 2007, the IRS issued a notice of proposed adjustment primarily relating to the Company’s intercompany transfer pricing methodology. On November 5, 2007, the IRS issued a Revenue Agent Report which seeks to assess approximately $206.7 million of additional U.S. corporation income tax relating to the examination period, excluding interest and penalties. The Company continues to disagree with the IRS position and adjustment because it believes that it is inconsistent with applicable tax laws and the Company intends to defend its position vigorously. In accordance with the Company’s taxpayer appeals rights, a formal written protest of the proposed adjustment has been filed with the IRS and the matter is in administrative appeals.

 While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity. If the IRS prevails in a position that increases the U.S. tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material. However, at this time Management believes that it is unlikely that the ultimate outcome will be determined within the next 12 months.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (or FASB) Interpretation 48 (or FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". As a result of adoption of FIN 48, the Company recognized an increase of $13,796, net of related tax benefits, to the unrecognized tax benefits (or UTB) balance with a corresponding reduction to the April 1, 2007 balance of retained earnings, resulting in an opening UTB balance of $143,605. As of March 31, 2008, the Company’s consolidated balance sheet reflects UTBs of $178,471, of which $167,671 would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of UTBs is as follows:

(In thousands)

Balance as of April 1, 2007	$143,605
Additions related to prior year positions	16,883
Reduction related to prior year positions	(24,435)
Additions related to current year positions	42,418
Balance as of March 31, 2008	$178,471
=======

The Company recognized interest accrued related to UTBs in income tax expense and related liability accounts on the balance sheet. During the fiscal year ended March 31, 2008, the Company recognized $9,599 of interest. Accrued interest related to UTBs totaled $19,939 as of March 31, 2008.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

15.  Quarterly financial data (unaudited):

(In thousands, except per share data)

				Diluted
			Net	earnings (loss)
	Net sales	Gross profit	income (loss)	per share
2008
First quarter	$842,616	$656,376	$268,162	$0.83
Second quarter	842,337	652,345	225,244	0.71
Third quarter	918,146	704,640	301,757	0.96
Fourth quarter	898,703	688,327	172,770	0.55

2007
First quarter	$758,768	$583,083	$200,607	$0.62
Second quarter	778,676	593,578	241,111	0.75
Third quarter	830,431	634,892	250,301	0.78
Fourth quarter (a)	815,449	626,169	(237,916)	(0.75)

(a) Includes a $476,000 charge to IPR&D related to the Cerexa acquisition.

16.  Subsequent Event (In thousands):

On May 12, 2008, the Company and its licensing partner Daiichi Sankyo, Inc. (or Sankyo) announced that effective July 1, 2008, they have terminated their co-promotion agreement for Azor (amlodipine and olmesartan medoxomil), Sankyo’s fixed-dose combination of two antihypertensives, the calcium channel blocker amlodipine besylate and the angiotensin receptor blocker olmesartan medoxomil. In the first quarter of fiscal 2009, the Company will record a one-time charge of approximately $44,100 which is composed of a one-time payment to Sankyo of approximately $26,600 related to the termination of the agreement and $17,500 related to the unamortized portion of the initial upfront payment. The Company determined that the resources it had allocated to the Azor co-promotion will be better utilized in providing additional support for the Company’s currently marketed products.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollar amounts in thousands)

This year marked continued growth of our key marketed products, continued investment in research and development to enhance and develop our pipeline of products and support behind a fourth fiscal quarter new product launch. For the fiscal year ended March 31, 2008, total net revenues increased by $394,544 to a record high of $3,836,329 as a result of increased sales growth of our key marketed products Lexapro® and Namenda® and higher co-promotion income from Benicar®.

On December 18, 2007, the United States Food and Drug Administration (or FDA) approved our novel beta-blocker Bystolic™ (nebivolol) for the treatment of hypertension. We licensed the U.S. and Canadian rights to Bystolic from Mylan Inc. (or Mylan) in January 2006. Pursuant to that licensing agreement, we made a milestone payment of $25,000 upon FDA approval. We commenced the sale and marketing of Bystolic in January 2008. On February 27, 2008, we amended the agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the United States and Canada and to reduce further payment obligations to Mylan. In connection with this modified agreement, we made a one-time cash payment of $370,000 to Mylan and will continue to make contractual royalty payments through calendar 2010, after which our royalty rate will be reduced.

On January 22, 2008, we entered into an agreement with Novexel, S.A. (or Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta lactamase inhibitor, NXL104 in combination with Forest’s ceftaroline. NXL104 inhibits bacterial enzymes called beta-lactamases that break down beta-lactam antibiotics (in particular penicillins and cephalosporins). Beta-lactamase inhibition represents a mechanism for counteracting resistance and enhancing broad-spectrum activity of beta-lactam antibiotics. Under the terms of the agreement, we received the exclusive rights to administer NXL104 with ceftaroline as a combination product in North America. We intend to initiate Phase I studies of the ceftaroline/NXL104 combination in calendar 2009. Pursuant to the agreement, we paid Novexel an upfront license payment of approximately $110,000, which was charged to research and development expense. Additional milestone payments to Novexel, if the combination product is successfully developed, could total another $110 million. Following the product’s regulatory marketing approval, we will pay Novexel a low double-digit royalty on product sales throughout North America.

On May 12, 2008, we and our licensing partner Daiichi Sankyo, Inc. (or Sankyo) announced that effective July 1, 2008 we have terminated our co-promotion agreement for Azor™ (amlodipine and olmesartan medoxomil), Sankyo’s fixed-dose combination of two antihypertensives, the calcium channel blocker amlodipine besylate and the angiotensin receptor blocker olmesartan medoxomil. In the first quarter of fiscal 2009, we will record a one-time charge of approximately $44,100 which is composed of a one-time payment to Sankyo of approximately $26,600 related to the termination of the agreement and $17,500 related to the unamortized portion of the initial upfront payment. We determined that the resources we had allocated to the Azor co-promotion will be better utilized in providing additional support for our other currently marketed products.

In September 2007, we entered into a 50/50 partnership in the United States with Ironwood Pharmaceuticals, Inc. (or Ironwood, formerly known as Microbia, Inc.) to co-develop and co-market Ironwood’s first-in-class compound linaclotide. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C), chronic constipation (or CC) and other gastrointestinal disorders. Under the terms of the agreement, we initially paid Ironwood $70,000 in licensing fees. We and Ironwood will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits equally. Additionally, we will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on sales in these countries.

During fiscal 2007 our Board of Directors (or the Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock. On August 13, 2007, the Board authorized the purchase of an additional 10 million shares of common stock. For the year ended March 31, 2008, we have repurchased a total of 8.9 million shares at a cost of $356,327. As of May 29, 2008, we have repurchased, cumulatively, a total of 25.8 million shares at a cost of $1,059,791 under the 2007 Repurchase Program, leaving us the authority to purchase 9.2 million more shares.

Financial Condition and Liquidity

Net current assets increased by $501,570 for fiscal 2008. Cash, marketable securities and accounts receivable increased from ongoing operations. During fiscal 2008 we had significant outlays of cash. In the fourth quarter of 2008, we made a one-time payment of $370,000 to Mylan in connection with amending our agreement for Bystolic as discussed above. During the first three quarters of fiscal 2008, pursuant to the 2007 Repurchase Program, we repurchased 8.9 million shares of common stock at a cost of $356,327. No shares were repurchased during the fourth quarter and 15.8 million shares were available for repurchase under the program at March 31, 2008. Of our total cash and marketable securities position at March 31, 2008, 42%, or about $1,029,000, was domiciled domestically with the remainder held by our international subsidiaries. We currently invest funds in Variable Rate Demand Notes, Municipal Bonds and Notes, Commercial Paper including money market instruments, Auction Rate Securities and European Bank Floating Rate Notes that have major bank liquidity agreements. These investments, which are subject to general credit, liquidity and market risks, have not been materially affected by the U.S. sub-prime mortgage defaults that have affected certain sectors of the financial markets and caused credit and liquidity issues. At March 31, 2008, approximately 26% of our investments were affected by net unrealized losses. While we believe that these net unrealized losses are temporary, further declines in the value of these investments may be deemed other than temporary if the credit and capital markets were to continue to deteriorate in future periods. We have the ability and intend to hold our investments until a recovery of fair value, which may be at maturity. Therefore, we do not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods. Raw materials and work in process inventories decreased as we are bringing these balances to more normalized levels. Finished goods inventory increased in order to support continued demand for our products including the recent launch of Bystolic. We believe that current inventory levels are adequate to support the growth of our ongoing business. License agreements, product rights and other intangibles before accumulated amortization increased during fiscal 2008 as a result of three agreements. In October 2007, we paid Daiichi Sankyo $20,000 in connection with the co-promotion agreement for Azor. In December 2007, we paid $25,000 to Mylan upon FDA approval of Bystolic. In February 2008, we paid an additional $370,000 to Mylan in connection with the amended agreement. Non-current deferred income taxes increased as a result of an upfront licensing charge in connection with the collaboration agreement with Ironwood for the right to co-develop and co-market linaclotide. Increases in accounts payable and accrued expenses were due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from fiscal 2007. During the year we completed the refurbishment of a 90,000 square foot facility in Ireland which will provide additional capacity for the manufacturing of Lexapro, Namenda and for future products. This facility commenced operations in April 2008. We also continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (or FASB) Interpretation (or FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". As a result of adoption of FIN 48, we recognized an increase of $13,796, net of related tax benefits, to the unrecognized tax benefits (or UTB) balance with a corresponding reduction to the April 1, 2007 balance of retained earnings, resulting in an opening UTB balance of $143,605. As of March 31, 2008, our consolidated balance sheet reflects UTBs of $178,471, of which $167,671 would impact the effective tax rate if recognized. We also recognized interest accrued related to UTBs in income tax expense and related liability accounts on the balance sheet. During the fiscal year ended March 31, 2008, we recognized $9,599 of interest. Accrued interest related to UTBs totaled $19,939 as of March 31, 2008.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2008:

		Payments due by period (in thousands)
	<1 year	1-3 years	3-5 years	>5 years	Total

Operating lease obligations	$ 32,594	$39,015	$18,135	$35,433	$125,177

Inventory purchase commitments	136,209				136,209
	$168,803	$39,015	$18,135	$35,433	$261,386
	=======	======	======	======	=======

The Company’s income tax liabilities are not included in this table because the Company cannot be certain as to when they will become due. See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Forest is a party to several license agreements for products currently under development. Such agreements may require us to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Results of Operations

Net sales increased $318,478 or 10% to $3,501,802 in fiscal 2008 from $3,183,324 in fiscal 2007 and $389,390 or 13.9% in fiscal 2007 as compared to $2,793,934 in fiscal 2006 primarily due to strong sales of Lexapro and Namenda.

Lexapro, which is indicated for the treatment of major depressive disorder and generalized anxiety disorder, and is our most significant product, had sales of $2,292,036 in fiscal 2008, growing 9% and contributing $186,046 to the net sales change as compared with fiscal 2007, of which $106,205 was due to price and $79,841 was related to volume. In fiscal 2007, Lexapro sales totaled $2,105,990 and contributed $232,735 to the net sales change compared to fiscal 2006, of which $136,196 was due to price and $96,539 was related to volume. Lexapro achieved a 17.7% share of total prescriptions for antidepressants in the SSRI/SNRI category in fiscal 2008. We expect Lexapro sales to remain strong during fiscal 2009. In fiscal 2004, we, along with our licensing partner, H. Lundbeck A/S (or Lundbeck) filed suit against Teva Pharmaceuticals (or Teva) for patent infringement related to our Lexapro patent. A trial was held regarding the patent litigation with Teva in March 2006 and on July 13, 2006, the U.S. District Court for the District of Delaware determined that the patent covering Lexapro is valid and enforceable. Lexapro’s patent is set to expire in March 2012. Teva filed an appeal of the court’s ruling, and on September 5, 2007, a federal appeals court upheld the patent’s validity. Another generic manufacturer, Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), has filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro. Forest and Lundbeck have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.

Sales of Namenda, our N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 26%, an increase of $169,362 to $829,657 in fiscal 2008 as compared with fiscal 2007, of which $134,804 was due to volume and $34,558 was due to price. In fiscal 2007, sales of Namenda grew 30.0%, an increase of $152,252 to $660,295 as compared to $508,043 in fiscal 2006, of which $143,174 was due to volume and $9,078 was due to price. Namenda achieved a 33.8% share of total prescriptions in the Alzheimer's market as of March 31, 2008. We anticipate Namenda continuing positive growth. During the third quarter of fiscal 2008, we received notification from several companies that they filed ANDAs with Paragraph IV certifications to obtain approval to market generic equivalents of Namenda. In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA (or Merz) filed lawsuits in the U.S. District Court of Delaware against several companies for patent infringement. Namenda’s patent is set to expire in April 2010. We have applied for patent term restoration which, if granted, would extend Namenda’s patent protection until September 2013.

Bystolic, our recently approved novel beta blocker for the treatment of hypertension, was launched in January 2008, and achieved sales of $11,070, primarily initial wholesaler stocking, in fiscal 2008. Sales of Campral®, our treatment for maintenance of abstinence from alcohol in patients with alcohol dependence who are abstinent at treatment initiation, amounted to $30,921 in fiscal 2008, $29,649 in fiscal 2007 and $22,868 in fiscal 2006. The remainder of the net sales change for the periods presented was due principally to volume fluctuations of our older and non-promoted product lines.

Contract revenue for fiscal year 2008 was $216,500 compared to $176,943 in fiscal year 2007 and $118,170 in fiscal year 2006, primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo for Benicar. Forest has been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002. Under the agreement, we are entitled to a share of the product profits (as defined) from the point the product became cumulatively profitable in fiscal year 2005. Fiscal 2008 was the final year of our active co-promotion activities and we will receive a reduced share of product profits over the remaining six-year term of the agreement, as defined.

Interest income increased in fiscal 2008 primarily due to interest received on higher levels of invested funds offset by lower average rates of return. Fiscal 2007 interest income increased primarily due to higher interest income received on funds available for investment resulting from more favorable rates of return.

Cost of sales as a percentage of net sales was 23% in fiscal 2008, unchanged from fiscal years 2007 and 2006.

Selling, general and administrative expense increased to $1,154,845 in fiscal 2008 from $1,046,336 in fiscal 2007 and $1,031,451 in fiscal 2006. The increase was primarily attributable to salesforce activity and promotional support for products currently marketed as well as launch and pre-launch costs for Bystolic and milnacipran.

Research and development expense decreased to $670,973 in fiscal 2008 from $941,003 in fiscal 2007, but increased from $410,431 in fiscal 2006. Fiscal 2007 included a one-time charge of $476,000 for in-process research and development (or IPR&D) related to the acquisition of Cerexa. During the fiscal 2007 year, we also paid $20,000 in connection with a development milestone. Fiscal 2008 included a $70,000 licensing charge in connection with the collaboration agreement with Ironwood for the right to co-develop and co-market linaclotide. Linaclotide, which is currently in Phase II testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation. Also during the current year, we made an upfront license payment of approximately $110,000 to Novexel for the development, manufacture and commercialization of Novexel’s novel intravenous beta lactamase inhibitor, NXL104, in combination with Forest’s ceftaroline. The increase in research and development expense in fiscal 2007 as compared with fiscal 2006 was due to the Cerexa acquisition and upfront and milestone payments in connection with licensing agreements.

Research and development expense also reflects the following:

•        In May 2008, we announced results from a Phase III study of Lexapro in the treatment of adolescents, aged 12-17, with Major Depressive Disorder. These results indicate that patients treated with Lexapro experienced statistically significant improvement in symptoms of depression. Based on the results of this study, we filed for an adolescent depression indication in May 2008.

•        During the fourth quarter of fiscal 2006, we entered into an agreement with Mylan for the commercialization, development and distribution rights for nebivolol, a novel beta blocker. On December 18, 2007, we received FDA approval for Bystolic (nebivolol) for the treatment of hypertension. On February 27, 2008, we amended the agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the United States and Canada and to reduce future payment obligations to Mylan. In connection with this modified agreement, we made a one-time cash payment of $370,000 to Mylan. Following such payment, we remain obligated to pay Mylan contractual royalties through calendar 2010, after which our royalty rate will be reduced. Regarding a new indication for congestive heart failure, following input we have received from the FDA, we plan to file a New Drug Application (or NDA) in early calendar 2009 for that indication based on a previously completed Phase III study. The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan and expires in 2020. (We have submitted a patent term extension application to extend this patent until 2021.) On January 26, 2007, Janssen Pharmaceutica N.V., the owner of the patent, filed a request with the U.S. Patent and Trademark Office (or the Office) for re-examination of the patent covering nebivolol hydrochloride. While the timing for resolution of the re-examination cannot be predicted, we expect that the Office will again certify that the claims of the patent are valid.

•        In May 2007, we announced that top-line results of a Phase III study demonstrated significantly therapeutic effects of milnacipran, as a treatment of fibromyalgia syndrome (or FMS). In December 2007, we submitted an NDA to the FDA including data from this study and an earlier Phase III study. We expect FDA action with respect to this NDA by the end of October 2008. We also expect results from a third randomized pivotal Phase III study in late 2008 or early 2009.

•        In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad spectrum, hospital-based injectable cephalosporin antibiotic. Two Phase III studies of ceftaroline in complicated skin and skin structure infections (or cSSSI) have completed enrollment and two Phase III studies in patients with community acquired pneumonia (or CAP) have begun enrollment. We anticipate the cSSSI results in mid 2008 and the CAP results in 2009. Based on positive results, we anticipate submitting an NDA to the FDA by the end of calendar 2009.

•        In April 2006, we entered into a collaboration agreement with Laboratorios Almirall, S.A. (or Almirall) for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (or COPD). An international Phase III program is currently being conducted by us and Almirall. Enrollment has been completed and we expect top-line results to be available in the second half of calendar 2008. We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

•        During the September 2007 quarter, we entered into a 50/50 partnership with Ironwood to co-develop and co-market the compound linaclotide. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome, chronic constipation and other gastrointestinal disorders. In March 2008, we and Ironwood announced positive top-line results from two Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety, therapeutic effect and dose response of four different once-daily doses of linaclotide. Linaclotide was well tolerated at all doses. Based on this data we anticipate initiating Phase III studies in both indications in the second half of calendar 2008.

•        In February 2008, we received preliminary results of a Phase III study of memantine HCl in a novel once-daily formulation of Namenda for the treatment of moderate to severe Alzheimer’s disease.  The results indicate that patients treated with this formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we intend to prepare and file an NDA for this new once-daily formulation.

•        During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Ltd. for the North American rights to RGH-188, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. A review of top-line results of a Phase II study in schizophrenia indicated that RGH-188 demonstrated a nominally statistically significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance. Based on the review of the results, we will be initiating a second Phase II dose-ranging study in schizophrenia patients in the first half of fiscal 2009. An additional Phase II study of RGH-188 for the treatment of bipolar mania was commenced in April 2007 and we expect results in calendar 2008.

•        During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals Ltd. (or Glenmark) for the North American development and marketing of GRC 3886, a PDE4 inhibitor for the treatment of asthma and COPD. We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009.

Among other research and development projects we continue to support are the following: RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions; a series of novel compounds that target group 1 metabotropic glutamate receptors (mGLUR1/5); and ME1036, an injectable antibiotic which has demonstrated pre-clinical activity against both gram-positive and gram-negative bacteria. In addition, we have entered into several collaborations to conduct pre-clinical drug discovery.

The effective tax rate decreased to 20% in fiscal 2008 as compared to 21% (excluding the one-time Cerexa IPR&D charge) and 19% in fiscal 2007 and 2006 respectively. The effective tax rate for fiscal 2008 was lower compared to fiscal 2007 due primarily to a higher proportion of earnings generated in lower taxed foreign jurisdictions as compared with the United States. Effective tax rates can be affected by ongoing tax audits. See Note 14 to the Consolidated Financial Statements.

We expect to continue our profitability into fiscal 2009 with continued sales growth in our principal promoted products.

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

Stock-Based Compensation

On April 1, 2006, we adopted SFAS 123R "Share-Based Payment" under the modified prospective method. Since we had previously accounted for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" we recorded stock option and restricted stock expense in fiscal 2008 and 2007 while no expense was recorded in fiscal 2006.

Also under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as financing on the consolidated statements of cash flows. Prior to adoption, such tax benefits were reported as an increase to operating activities. The adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

We account for our employee stock option and restricted stock expense at the date of grant. All stock option and restricted stock grants have an exercise price equal to the fair market value of our common stock at the date of grant and generally have a 5 to 10 year term. The fair value of stock option and restricted stock grants are amortized to expense on an even basis over the vesting period.

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

The accruals are estimated based on available information, including third party data, regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rate. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses. Adjustments to estimates are recorded when customer credits are issued or payments are made to third parties.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $31,756 at March 31, 2008 and $30,606 at March 31, 2007. Commercial discounts and other rebate accruals were $141,949 at March 31, 2008 and $115,893 at March 31, 2007. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates

Changes in estimates
Settlements

Provision for returns

Changes in estimates
Settlements

Provision for chargebacks and discounts

Changes in estimates
Settlements

Ending balance

March 31, 2008 $208,063 440,975 2,500 (412,852) 30,623 30,804 (28,273) 2,531 346,496 (7,700) (350,332) (11,536) $229,681 =======	March 31, 2007 $158,277 369,473 3,301 (324,695) 48,079 27,398 (1,264) (21,925) 4,209 378,809 (7,053) (374,258) (2,502) $208,063 =======

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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