Form 10-Q
period 2008-06-30
FOREST LABORATORIES INC
filed 2008-08-08
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No         ..

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

Number of shares outstanding of Registrant's Common Stock as of August 7, 2008: 304,865,595.

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

             ITEM 1. LEGAL PROCEEDINGS

             ITEM 1A. RISK FACTORS

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
             AND ISSUER REPURCHASES OF EQUITY SECURITIES

             ITEM 6. EXHIBITS

              EXHIBIT 31.1
             EXHIBIT 31.2
             EXHIBIT 32.1
             EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2008 (Unaudited)	March 31, 2008

Assets

Current assets: Cash (including cash equivalent investments of $986,990 in June and $833,018 in March)	$ 992,687	$ 833,052
Marketable securities	840,085	943,972
Accounts receivable, less allowance for doubtful accounts of $19,185 in June and $19,882 in March	400,120	445,987
Inventories, net	471,201	425,138
Deferred income taxes	230,129	226,095
Other current assets	46,747	33,260
Total current assets	2,980,969	2,907,504

Marketable securities	687,300	663,625

Property, plant and equipment	573,510	567,331
Less: accumulated depreciation	230,394	217,294
	343,116	350,037
Other assets: Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $448,898 in June and $421,719 in March	500,618	527,787
Deferred income taxes	60,360	59,778
Other assets	1,622	1,671
Total other assets	577,565	604,201

Total assets	$4,588,950	$4,525,367
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2008 (Unaudited)	March 31, 2008

Liabilities and Stockholders' Equity

Current liabilities: Accounts payable	$ 101,837	$ 223,720
Accrued expenses	500,841	387,105
Income taxes payable	38,231
Total current liabilities	640,909	610,825

Long-term liabilities: Income tax liabilities	210,361	198,410
Deferred income taxes	761	815
	211,122	199,225

Stockholders' equity: Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 421,451 shares in June and 421,421 shares in March	42,145	42,142
Additional paid-in capital	1,444,958	1,434,172
Retained earnings	5,854,413	5,611,493
Accumulated other comprehensive income	33,670	34,592
Treasury stock, at cost
(116,668 shares in June and 110,014 shares in March)	(3,638,267)	(3,407,082)
Total stockholders' equity	3,736,919	3,715,317

Total liabilities and stockholders' equity	$4,588,950	$4,525,367
	========	========

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,
	2008	2007

Net sales	$893,745	$842,616
Contract revenue	54,153	53,377
Interest income	18,230	26,738
Other income	716	5,543
	966,844	928,274

Costs and expenses: Cost of sales	197,340	186,240
Selling, general and administrative	342,955	261,328
Research and development	112,112	136,908
	652,407	584,476

Income before income tax expense	314,437	343,798

Income tax expense	71,517	75,636

Net income	$242,920	$268,162
	=======	=======
Net income per common share:

Basic	$0.79	$0.84
	====	====
Diluted	$0.79	$0.83
	====	====
Weighted average number of common shares outstanding:

Basic	307,043	319,580
	======	======
Diluted	307,912	321,921
	======	======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30,
	2008	2007

Net income	$242,920	$268,162
Other comprehensive (loss) income	(922)	1,979

Comprehensive income	$241,998	$270,141
	=======	=======

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$242,920	$268,162
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	13,126	11,317
Amortization and impairments	27,179	9,165
Stock-based compensation expense	10,587	10,676
Deferred income tax (benefit) expense	(4,670)	18,584
Foreign currency transaction gain	(545)	(170)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	45,867	(16,047)
Inventories, net	(46,063)	(32,613)
Other current assets	(13,487)	(23,025)
Other assets	49	54
Increase (decrease) in:
Accounts payable	(121,883)	47,757
Accrued expenses	113,736	39,211
Income tax liabilities	50,182	16,448
Net cash provided by operating activities	316,998	349,519

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,214)	(9,604)
Purchase of marketable securities	(502,398)	(827,325)
Redemption of marketable securities	582,609	607,821
Net cash provided by (used in) investing activities	73,997	(229,108)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	202	18,580
Tax benefit realized from the exercise of stock options by employees		3,372
Purchase of treasury stock	(231,185)	(86,003)
Net cash used in financing activities	(230,983)	(64,051)

Effect of exchange rate changes on cash	(377)	1,874
Increase in cash and cash equivalents	159,635	58,234
Cash and cash equivalents, beginning of period	833,052	563,663
Cash and cash equivalents, end of period	$992,687	$621,897
	=======	=======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$14,504	$37,517

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation: (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	June 30, 2008
(In thousands)	(Unaudited)	March 31, 2008

Trade	$341,551	$377,779
Other	58,569	68,208
	$400,120	$445,987
	=======	=======

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2008
(In thousands)	(Unaudited)	March 31, 2008

Raw materials	$195,250	$234,288
Work in process	625	1,360
Finished goods	275,326	189,490
	$471,201	$425,138
	=======	=======

4.   Fair Value Measurements:

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 (or SFAS 157), "Fair Value Measurements". This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:

Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of fiscal year 2010. The Company’s financial assets adjusted to fair value at June 30, 2008 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, variable rate demand notes, floating rate notes and auction rate securities.  These assets are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

4.   Fair Value Measurements: (Continued)

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

Fair Value of Financial Assets (In thousands)

Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)
Money market accounts	$771,073	$771,073
Municipal bonds and notes	147,373		$147,373
Commercial paper	843,185	526,612	316,573
Variable rate demand notes	207,104		207,104
Floating rate notes	440,361	262,601	177,760
Auction rate securities	37,892		37,892

Money market accounts are included in cash and cash equivalents on the accompanying balance sheets and are classified as Level 1 assets.  Certain commercial paper and floating rate note investments are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

The Company holds investments in auction rate securities (or ARS) amounting to $37,892 (with underlying maturities from 23.5 to 33.9 years) of which $22,597 are collateralized by student loans. Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  The balance of the ARS investments of $15,295 are issued by local municipal governments. Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature. The Company classifies the ARS as non-current assets held for sale under the heading "Marketable securities" in the Company’s balance sheets and values them at purchase price free from impairment. The Company determines the fair value of these ARS instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable market based information.

Certain of the Company’s commercial paper and floating rate notes and all of the Company’s variable rate notes and municipal bonds and notes are based on Level 2 inputs in the SFAS 157 fair value hierarchy.

5.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended June 30,
	2008	2007
Basic	307,043	319,580
Effect of assumed conversion of employee stock options and restricted stock	869	2,341
Diluted	307,912	321,921
	======	======

Options to purchase approximately 14,951 shares of common stock at exercise prices ranging from $34.12 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2008 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2018. Options to purchase approximately 8,059 shares of common stock at exercise prices ranging from $38.94 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2007 were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire through 2017.

6.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant. The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2008, 10,283 shares were available for grant.

Compensation expense of $10,587 ($8,817 net of tax) was recorded for the three-month period ended June 30, 2008. This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate. Amounts capitalized as part of inventory costs were not significant.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", (or SFAS 123R), takes into consideration the compensation cost attributed to future services not yet recognized.

7.   Business Segment Information:

The Company operates in only one segment. Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended June 30,
	2008	2007

Central nervous system (CNS)	$810,320	$747,508
Cardiovascular	9,815	8,419
Other	73,610	86,689
	$893,745	$842,616
	=======	=======

8.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives. The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012. As of August 7, 2008, the Company has not drawn any funds from the available credit. The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

9.   Income Taxes (In thousands):

The Company files income tax returns in the United States and certain foreign jurisdictions including Ireland. The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2002 in Ireland are no longer subject to review as such fiscal years are generally closed. Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (or IRS), which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003.

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

While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity. If the IRS prevails in a position that increases the U.S. income tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material. However, at this time Management believes that it is unlikely that the ultimate outcome will be determined within the next 12 months. The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense. As of June 30, 2008, the Company had accrued an additional $1,738 in interest for a total of $21,677 related to the resolution of various income tax matters.

The Company’s effective tax rate was 22.7% for the three-month period ended June 30, 2008, as compared to 22.0% for the same period last year.  The increase resulted primarily from the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of our co-promotion agreement for Azor™ and other tax matters. Effective tax rates may be affected by ongoing tax audits.

10.   Termination of Co-Promotion Agreement (In thousands):

During the current quarter, the Company and its licensing partner Daiichi Sankyo, terminated their co-promotion agreement for Azor.  As a result of terminating the agreement, the Company recorded a one-time charge of $44,100 to selling, general and administrative expense which was composed of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues increased to $966,844 for the quarter ended June 30, 2008 as compared to $928,274 for the June 30, 2007 quarter due to the continued growth of our key marketed products Lexapro® and Namenda® and sales of our newest product Bystolic™, a novel beta-blocker for the treatment of hypertension launched in January 2008. During the current quarter, we and our licensing partner Daiichi Sankyo, (or Sankyo) terminated our co-promotion agreement for Azor™. As a result of terminating the agreement, we recorded a one-time charge of $44,100 to selling, general and administrative expenses which was composed of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment. As a result of this charge, net income for the June 2008 quarter was lower than the prior year’s June quarter.

Financial Condition and Liquidity

Net current assets increased by $43,381 from March 31, 2008. Cash and cash equivalents and marketable securities increased from ongoing operations. During the quarter ended June 30, 2008 and pursuant to the 2007 Repurchase Program, we repurchased 6.6 million shares of common stock at a cost of $231,185 leaving 9.2 million shares available for repurchase under the program. Of our total cash and cash equivalents and marketable securities position at June 30, 2008, 34%, or about $850,000, was domiciled domestically with the remainder held by our international subsidiaries. We currently invest funds in variable rate demand notes, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and European bank floating rate notes that have major bank liquidity agreements. These investments, which are subject to general credit, liquidity and market risks, have not been materially affected by the U.S. sub-prime mortgage defaults that have affected certain sectors of the financial markets and caused credit and liquidity issues. Trade and other accounts receivable decreased due to the timing of receipts. Finished goods inventory increased in order to support continued demand for our products including Bystolic, which was launched in the fourth quarter of fiscal 2008. Raw material inventories decreased as we are bringing these balances to more normalized levels. We believe that current inventory levels are adequate to support the growth of our ongoing business. License agreements, product rights and other intangibles net of accumulated amortization decreased from March 31, 2008 primarily due to the write-off of the Azor license. Other current assets increased due principally to the renewal of our insurance programs, which are paid in full at the time of renewal and expensed over the life of the policy years. Accounts payable and accrued expenses in the aggregate decreased slightly while income taxes payable increased due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2008 as we continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

During fiscal 2007 our Board of Directors (or Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock. On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock. In the June 2008 quarter, we repurchased a total of 6.6 million shares at a cost of $231,185. As of August 7, 2008, under the 2007 Repurchase Program, we have cumulatively repurchased a total of 25.8 million shares at a cost of $1,059,791, leaving us the authority to purchase 9.2 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales increased $51,129 or 6.1% to $893,745 for the quarter ended June 30, 2008 from $842,616 in the June 30, 2007 quarter primarily due to strong sales of Lexapro, Namenda and Bystolic.

Lexapro, which is indicated for the treatment of major depressive disorder and generalized anxiety disorder, and is our most significant product, had sales of $583,097 in the quarter, growing 5.6% and contributing $30,784 to the net sales change as compared with last year, of which $30,277 was due to price and $507 was related to volume. During fiscal 2007 Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro. We along with our licensing partner H. Lundbeck A/S have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement. Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, our N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 14%, an increase of $26,899 to $218,618 in the quarter ended June 30, 2008 as compared with June 30, 2007, of which $17,986 was due to price and $8,913 was due to volume. During the third quarter of fiscal 2008, we received notification from several companies that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda. In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA filed lawsuits in the U.S. District Court of Delaware against several companies for patent infringement. Namenda’s patent is set to expire in April 2010. We have applied for patent term restoration which, if granted, would extend Namenda’s patent protection until September 2013.

Sales of Bystolic, launched in January 2008, achieved sales of $4,374 in the quarter. Bystolic is our novel beta-blocker indicated for the treatment of hypertension. The remainder of the net sales change for the period presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the current quarter was $54,153 compared to $53,377 in the same period last year, primarily due to co-promotion income from our co-marketing agreement with Sankyo for Benicar. Fiscal 2008 was the final year of our active co-promotion activities and we will receive a reduced share of product profits over the remaining six-year term of the agreement, as defined. Going forward, we will not incur salesforce expenses for this product.

Interest income for the current quarter decreased over the same period last year primarily due to lower average rates of return offset by higher levels of invested funds. Other income for the current quarter decreased over the same period last year primarily due to a milestone payment received in the prior year related to our European program for an inhaled cystic fibrosis product.

Cost of sales as a percentage of net sales was 22.1% for the June 2008 quarter, unchanged from the June 2007 quarter.

Selling, general and administrative expense increased to $342,955 in the current quarter as compared to $261,328 in the same period last year primarily due to the one-time charge of $44,100 relating to the termination of the Azor co-promotion agreement, as well as increased salesforce activity and promotional support for products currently marketed, launch costs for Bystolic and pre-launch costs for milnacipran.

Research and development expense decreased to $112,112 in the current quarter as compared to $136,908 in the same period last year. During the June 2007 quarter we recorded approximately $28,000 in milestone expenses related to the aclidinium and milnacipran development programs.

Research and development expense also reflects the following:

• In May 2008, we filed an sNDA for Lexapro for the additional indication of adolescent depression. The filing was based on the results from a Phase III study of Lexapro in the treatment of adolescents aged 12-17, with Major Depressive Disorder, which indicate that patients treated with Lexapro experienced statistically significant improvement in symptoms of depression.

• Regarding nebivolol (Bystolic), we plan to file an sNDA in early calendar 2009 for a new indication of congestive heart failure based on the results of a previously completed Phase III study (the Seniors study).

• In December 2007, we submitted an NDA to the FDA for milnacipran in the treatment of fibromyalgia syndrome based on data from two Phase III studies which demonstrated significant therapeutic effects. We expect FDA action with respect to this NDA by the end of October 2008. We also expect results from a third randomized pivotal Phase III study in late 2008.

• In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as MRSA and gram-negative bacteria. In June 2008, we reported positive results from two globally conducted, multi-center Phase III studies of ceftaroline for complicated skin and skin structure infections. Enrollment continues for ceftaroline in two Phase III studies for community acquired pneumonia and we anticipate those results in calendar 2009. The data from these two indications, if supportive, will serve as our planned submission package to the FDA for initial marketing approval.

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

• During the September 2007 quarter, we entered into a 50/50 partnership with Ironwood Pharmaceuticals, Inc. (or Ironwood) to co-develop and co-market the compound linaclotide. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC). In March 2008, we and Ironwood announced positive top-line results from two Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety, therapeutic effect and dose response of four different once-daily doses of linaclotide in the treatment of IBS-C and CC. Linaclotide was well tolerated at all doses. Based on this data we anticipate initiating Phase III studies in both indications in the second half of calendar 2008.

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

• During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to RGH-188, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions. A review of top-line results of a Phase II study in schizophrenia indicated that RGH-188 demonstrated a nominally statistical significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance. Based on the review of the results, we and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients. This study is being performed in order to better determine an optimal dose to take into the planned Phase III program. An additional Phase II study of RGH-188 for the treatment of bipolar mania was commenced in April 2007 and we expect results in the second half of calendar 2008.

• During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals Ltd. for the North American development and marketing of GRC 3886, a PDE4 inhibitor for the treatment of asthma and COPD. We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009.

Among other research and development projects we continue to support are the following: RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions; a series of novel compounds that target group 1 metabotropic glutamate receptors (mGLUR1/5); NXL104, a novel intravenous beta-lactamase inhibitor being developed in combination with ceftaroline; and ME1036, an injectable carbapenem antibiotic which has demonstrated pre-clinical activity against both gram-positive and gram-negative bacteria. In addition, we have entered into several collaborations to conduct pre-clinical drug discovery.

Our effective tax rate was 22.7% for the three-month period ended June 30, 2008, as compared to 22.0% for the same period last year.  The increase resulted primarily from the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of our co-promotion agreement for Azor™ and other tax matters. Effective tax rates may be affected by ongoing tax audits.

In connection with our previously reported adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", we accrued an additional $1,738 in interest related to unrecognized tax benefits totaling $21,677 for the resolution of various income tax matters.

We expect to continue our profitability in the current fiscal year with continued sales growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review. Refer to the notes to the condensed consolidated financial statements for additional policies.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written. The experience ratio is applied to the period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience. In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends. Periodically, the accrual is adjusted based upon actual payments made for rebates. If the ratio is not indicative of future experience, results could be affected. Rebate accruals for Medicaid were $37,861 at June 30, 2008 and $26,890 at June 30, 2007. Commercial discounts and other rebate accruals were $143,688 at June 30, 2008 and $137,111 at June 30, 2007. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

Beginning balance

Provision for rebates
Changes in estimates
Settlements

Provision for returns
Changes in estimates
Settlements

Provision for chargebacks and discounts
Changes in estimates
Settlements

Ending balance

June 30, 2008 $229,681 118,232 (109,605) 8,627 6,744 (5,687) 1,057 78,645 (81,772) (3,127) $236,238 =======	June 30, 2007 $208,063 100,159 (83,523) 16,636 9,239 (9,559) (320) 81,501 (7,700) (85,578) (11,777) $212,602 =======

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

Part II - Other Information

Item 1.  Legal Proceedings

             Forest is a party to certain legal proceedings previously disclosed in our Annual Report on Form
             10-K (Form 10-K) for the fiscal year ended March 31, 2008.

             With respect to the Louisiana Wholesale Drug Company matter identified in the Form 10-K, the
             U.S. Circuit Court of Appeals for the District of Columbia Circuit, by way of a decision dated
             July 25, 2008, has affirmed the grant of summary judgment in favor of Forest.

             The U.S. District Court for the Southern District of New York has set the trial date in the action
              In re Forest Laboratories, Inc. Securities Litigation, as further described in the Form 10-K, for the week of November 3, 2008.

             We are named in approximately 70 product liability lawsuits. More than 40 of the lawsuits allege that Celexa or Lexapro caused or contributed to a suicide or suicide attempt. More than
             25 of the lawsuits allege that Celexa or Lexapro caused or contributed to birth defects. The suits seek substantial compensatory and punitive damages. We are defending all the suits vigorously.

             A multidistrict proceeding (or MDL) has been established, and all of the federal court cases involving suicide allegations have been transferred to Judge Rodney Sippel in the United States
             District Court for the Eastern District of Missouri. The final venue of the birth defect cases has not been determined. While litigation is inherently subject to uncertainty and accordingly we cannot predict or determine the outcome of the lawsuits, we believe the claims lack merit. We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate.

Item 1A. Risk Factors

              There have been no material changes with respect to the risk factors disclosed in our Annual
              Report on Form 10-K for the fiscal year ended March 31, 2008, except that the risk factor captioned Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of
                Product Liability Claims is hereby revised to read as follows:

              As more fully discussed in "Item 1. Legal Proceedings", we are a party to various legal actions asserting product liability claims relating to the use of Celexa or Lexapro. These cases include claims for wrongful death from suicide, injury from suicide attempts while using Celexa or Lexapro. We believe that suicide and related events are inherent in the symptoms and consequences of major depressive disorder and therefore these types of occurrences are not unexpected from patients who are being treated for such condition, including patients who may be using our products. In addition, some of the actions allege that Celexa or Lexapro cause or contribute to birth defects. While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity
              Securities

             Purchase of equity securities by Forest:

             In May 2006 our Board of Directors authorized a new share repurchase program (the 2007
             Repurchase Program) for up to 25 million shares of our common stock. On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase. As of
             August 7, 2008, 9.2 million shares were available for repurchase under the 2007
             Repurchase Program.

             The following table summarizes the repurchase of common stock under the 2007 Repurchase
             Program during the quarter ended June 30, 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
4/1/08 through 4/30/08	3,087,000	$35.05	3,087,000	12,723,200
5/1/08 through 5/31/08	3,566,800	$34.48	3,566,800	9,156,400
6/1/08 through 6/30/08	-	-	-	-

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

Date: August 8, 2008

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
 Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer