Form 10-Q
period 2008-09-30
FOREST LABORATORIES INC
filed 2008-11-10
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Number of shares outstanding of Registrant's Common Stock as of November 7, 2008: 301,380,292.

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2008 (Unaudited)	March 31, 2008

Assets

Current assets:
Cash (including cash equivalent investments of $1,069,005 in September and $833,018 in March)	$1,069,842	$833,052
Marketable securities	820,025	943,972
Accounts receivable, less allowance for doubtful accounts of $18,880 in September and $19,882 in March	423,023	445,987
Inventories, net	450,834	425,138
Deferred income taxes	219,875	226,095
Other current assets	75,574	33,260
Total current assets	3,059,173	2,907,504

Marketable securities	725,275	663,625

Property, plant and equipment	584,470	567,331
Less: accumulated depreciation	238,776	217,294
	345,694	350,037
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $457,614 in September and $421,719 in March	491,248	527,787
Deferred income taxes	60,065	59,778
Other assets	1,681	1,671
Total other assets	567,959	604,201

Total assets	$4,698,101	$4,525,367

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2008 (Unaudited)	March 31, 2008

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$72,695	$223,720
Accrued expenses	538,238	387,105
Total current liabilities	610,933	610,825

Long-term liabilities:
Income taxes liabilities	221,514	198,410
Deferred income taxes	809	815
	222,323	199,225

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 421,562 shares in September and 421,421 shares in March	42,156	42,142
Additional paid-in capital	1,458,025	1,434,172
Retained earnings	6,098,499	5,611,493
Accumulated other comprehensive income	5,706	34,592
Treasury stock, at cost (120,182 shares in September and 110,014 shares in March)	(3,739,541)	(3,407,082)
Total stockholders' equity	3,864,845	3,715,317

Total liabilities and stockholders' equity	$4,698,101	$4,525,367

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$925,570	$842,337	$1,819,315	$1,684,953
Contract revenue	47,210	50,313	101,363	103,690
Interest income	19,194	24,932	37,424	51,670
Other income	532	1,378	1,248	6,921
	992,506	918,960	1,959,350	1,847,234

Costs and expenses:
Cost of sales	205,001	189,992	402,342	376,232
Selling, general and administrative	326,261	280,439	669,215	541,767
Research and development	146,357	170,738	258,469	307,646
	677,619	641,169	1,330,026	1,225,645

Income before income tax expense	314,887	277,791	629,324	621,589

Income tax expense	70,801	52,547	142,318	128,183

Net income	$244,086	$225,244	$487,006	$493,406

Net income per common share:

Basic	$0.80	$0.71	$1.59	$1.55
Diluted	$0.80	$0.71	$1.59	$1.54

Weighted average number of common shares outstanding:

Basic	304,346	315,510	305,687	317,534
Diluted	305,505	316,852	306,701	319,375

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007

Net income	$244,086	$225,244	$487,006	$493,406
Other comprehensive (loss) income	(27,964)	6,498	(28,886)	8,477

Comprehensive income	$216,122	$231,742	$458,120	$501,883

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$487,006	$493,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,754	23,075
Amortization and impairments	35,895	21,588
Stock-based compensation expense	20,254	20,078
Deferred income tax expense (benefit)	5,927	(5,304)
Foreign currency transaction gain	(630)	(137)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	22,964	(40,287)
Inventories, net	(25,696)	(13,161)
Other current assets	(42,314)	(18,629)
Other assets	(10)	8,382
Increase (decrease) in
Accounts payable	(151,025)	26,977
Accrued expenses	151,133	60,751
Income taxes liabilities	23,104	24,330
Net cash provided by operating activities	549,362	601,069

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,240)	(17,791)
Purchase of marketable securities	(1,247,144)	(1,244,988)
Redemption of marketable securities	1,309,441	1,295,045
Net cash provided by investing activities	43,057	32,266

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	3,378	24,856
Tax benefit realized from the exercise of stock options by employees	236	5,071
Purchase of treasury stock	(332,459)	(274,804)
Net cash used in financing activities	(328,845)	(244,877)

Effect of exchange rate changes on cash	(26,784)	7,642
Increase in cash and cash equivalents	236,790	396,100
Cash and cash equivalents, beginning of period	833,052	563,663
Cash and cash equivalents, end of period	$1,069,842	$959,763

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$135,342	$104,082

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation (In thousands):

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

(In thousands)	September 30, 2008 (Unaudited)	March 31, 2008

Trade	$326,202	$377,779
Other	96,821	68,208
	$423,023	$445,987

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)	September 30, 2008 (Unaudited)	March 31, 2008

Raw materials	$178,108	$234,288
Work in process	1,711	1,360
Finished goods	271,015	189,490
	$450,834	$425,138

4.   Fair Value Measurements:

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 (or SFAS 157), “Fair Value Measurements.”  This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

The Financial Accounting Standards Board (or FASB) issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of fiscal 2010.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s financial assets adjusted to fair value at September 30, 2008 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, variable rate demand notes, floating rate notes and auction rate securities.  These assets are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)

Money market accounts	$830,263	$830,263
Municipal bonds and notes	191,965		$191,965
Commercial paper	775,765	383,709	392,056
Variable rate demand notes	214,659		214,659
Floating rate notes	437,271	265,387	171,884
Auction rate securities	38,795		38,795

Money market accounts are included in cash and cash equivalents on the accompanying balance sheets and are classified as Level 1 assets.  Certain commercial paper and floating rate note investments are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

The Company holds investments in auction rate securities (or ARS) amounting to $38,795 (with underlying maturities from 23.3 to 33.7 years) of which $23,500 are collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  The balance of the ARS investments of $15,295 are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.  The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities” in the Company’s balance sheets and values them at purchase price free from impairment.  The Company determines the fair value of these ARS instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.  Level 2 fair value determinations are derived from directly or indirectly observable market based information.

Certain of the Company’s commercial paper and floating rate notes and all of the Company’s variable rate notes and municipal bonds and notes are based on Level 2 inputs in the SFAS 157 fair value hierarchy.

5.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic	304,346	315,510	305,687	317,534
Effect of assumed conversion of employee stock options and restricted stock	1,159	1,342	1,014	1,841
Diluted	305,505	316,852	306,701	319,375

Options to purchase approximately 14,996 shares of common stock at exercise prices ranging from $34.12 to $76.66 per share and options to purchase approximately 14,974 shares of common stock at exercise prices ranging from $34.12 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2008, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2018.  Options to purchase approximately 12,238 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share and options to purchase approximately 10,149 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2017.

6.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2008, 9,288 shares were available for grant.

Compensation expense of $9,667 ($8,227 net of tax) and $20,254 ($17,044 net of tax) was recorded for the three and six-month periods ended September 30, 2008, respectively.  For the three and six-month periods ended September 30, 2007, compensation expense of $9,402 ($8,104 net of tax) and $20,078 ($16,996 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (or SFAS 123R) takes into consideration the compensation cost attributed to future services not yet recognized.

7.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007

Central nervous system	$833,112	$756,969	$1,643,432	$1,504,477
Cardiovascular	19,593	6,849	29,408	15,268
Other	72,865	78,519	146,475	165,208
	$925,570	$842,337	$1,819,315	$1,684,953

8.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012.  As of November 7, 2008, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

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

In connection with that examination, in July 2007, the IRS issued a notice of proposed adjustment primarily relating to the Company’s intercompany transfer pricing methodology.  On November 5, 2007, the IRS issued a Revenue Agent Report which seeks to assess approximately $207 million of additional U.S. corporation income tax relating to the examination period, excluding interest and penalties.

The Company continues to disagree with the IRS position and adjustment because it believes that it is inconsistent with applicable tax laws and the Company intends to defend its position vigorously.  In accordance with the Company’s taxpayer appeals rights, a formal written protest of the proposed adjustment has been filed with the IRS and the matter is in administrative appeals.

While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity.  If the IRS prevails in a position that increases the U.S. income tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material.  However, at this time Management believes that it is unlikely that the ultimate outcome will be determined within the next 12 months.  The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2008, the Company had accrued an additional $3,223 in interest for a total of $23,162 related to the resolution of various income tax matters.

The Company’s effective tax rate was 22.5% and 22.6% for the three and six-month periods ended September 30, 2008, as compared to 18.9% and 20.6% for the same periods last year.  The increase resulted primarily from the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of our co-promotion agreement for Azor™ and other tax matters including the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2007, which was re-enacted on October 3, 2008 and will have a favorable impact on the Company's third and fourth quarter effective tax rates.  Effective tax rates may be affected by ongoing tax audits.

10.   Termination of Co-Promotion Agreement (In thousands):

During the quarter ended June 30, 2008, the Company and its licensing partner Daiichi Sankyo, terminated their co-promotion agreement for Azor.  As a result of terminating the agreement, the Company recorded a one-time charge of $44,100 to selling, general and administrative expense which was composed of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment.

11.   Contingencies - Securities Litigation (In thousands):

The Company and certain of its officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York on behalf of a class of all purchasers of the Company’s securities from August 15, 2002 through July 2, 2004 and consolidated under the caption “In re Forest Laboratories, Inc. Securities Litigation.”  On September 22, 2008, the Company entered into a Memorandum of Understanding (or MOU) setting forth an agreement in principle to settle all claims against all defendants for $65,000.  While the Company expects such settlement to be fully funded by insurance and is engaged in discussions with the carriers concerning their liability for the payment, during the September 2008 quarter the Company recorded a reserve of $25,000 in connection with the MOU.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues increased for the quarter and six months ended September 2008 due to the continued growth of our key marketed products Lexapro® and Namenda® and sales of our newest product Bystolic™, a beta-blocker for the treatment of hypertension launched in January 2008.  Net income increased 8.4% for the September 2008 quarter as compared to the same period last year.  While increases in net revenues account for a portion of such increase, the increase was primarily due to the effect in September 2007 of a $70,000 licensing fee to Ironwood Pharmaceuticals, Inc. (or Ironwood), to co-develop and co-market the compound linaclotide.  The current quarter included approximately $36,500 in development milestone expenses.  For the six months ended September 2008 net income decreased 1.3% principally due to the termination of the Azor™ co-promotion agreement.  As a result of terminating the agreement in the June quarter, we recorded a one-time charge of $44,100.  This charge was comprised of a termination fee of approximately $26,600 to our licensing partner Daiichi Sankyo, (or Sankyo) and $17,500 related to the unamortized portion of the initial upfront payment.

In October 2008, we entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin (PHX1149).  Dutogliptin is Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor currently in Phase III clinical development in Type 2 diabetes.  Under the terms of the agreement, we made a $75,000 upfront payment to Phenomix and may be obligated to pay up to $340,000 in milestone payments for the successful development and commercialization of dutogliptin in the United States over the term of the collaboration.  The $75,000 payment will be expensed in our third fiscal quarter to research and development expense.

Financial Condition and Liquidity

Net current assets increased by $151,561 from March 31, 2008.  Cash and cash equivalents increased from ongoing operations while short-term marketable securities decreased in order to fund the 2007 Repurchase Program.  During the June 2008 quarter, we repurchased 6.6 million shares of common stock at a cost of $231,185 and in the September 2008 quarter we repurchased 3.5 million shares of common stock at a cost of $100,917, leaving 5.7 million shares still available for repurchase under the program.  Of our total cash and marketable securities position at September 30, 2008, 25%, or about $641,000, is domiciled domestically, with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and European bank floating rate notes that have major bank liquidity agreements.  These investments, which are subject to general credit, liquidity and market risks, have not been materially affected by the U.S. sub-prime mortgage defaults that have affected certain sectors of the financial markets and caused credit and liquidity issues.  Trade accounts receivable decreased primarily due to the timing of receipts.  Finished goods inventory increased in order to support continued demand for our products, including our recently launched beta-blocker, Bystolic.  License agreements, product rights and other intangibles net of accumulated amortization decreased primarily due to the write-off of the Azor license in the June quarter as well as normal amortization.  Other current assets increased principally due to the renewal of insurance programs in the June 2008 quarter, which are paid in full at the time of renewal and expensed over the life of the policy.  The change in current liabilities was primarily due to the timing of escitalopram inventory purchases from Lundbeck.

Property, plant and equipment before accumulated depreciation increased from March 31, 2008, as we continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

During fiscal 2007 our Board of Directors (or Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock.  On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock.  In the June 2008 quarter, we repurchased a total of 6.6 million shares at a cost of $231,185 and in the current quarter we repurchased 3.5 million shares at a cost of $100,917.  As of November 7, 2008, under the 2007 Repurchase Program, we have cumulatively repurchased a total of 29.3 million shares at a cost of $1,160,708, leaving us the authority to purchase 5.7 million more shares.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and the continued share repurchases.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2008 increased 10% and 8%, respectively, from the same periods last year to $925,570 and $1,819,315, primarily due to strong sales of Lexapro, Namenda and Bystolic.

Lexapro, our SSRI for the treatment of major depressive disorder and generalized anxiety disorder, and our most significant product, had sales of $583,896 and $1,166,993 for the quarter and six months, grew 4% and 5%, respectively, and contributed $24,833 and $55,617 to the net sales change, of which $26,480 and $56,757 was due to price increases slightly offset by $1,647 and $1,140 of volume decreases.  During fiscal 2007 Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, an N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease, grew 28% and 21% in the current quarter and six months, respectively, and totaled $246,061 and $464,679.  This represents an increase of $53,189 and $80,088 as compared to the same periods last year, of which $40,172 and $49,085 was due to volume and $13,017 and $31,003 was due to price.  During the third quarter of fiscal 2008, we received notification from several companies that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA filed lawsuits in the U.S. District Court of Delaware against several companies for patent infringement.  Namenda’s patent is set to expire in April 2010.  We have applied for patent term restoration which, if granted, would extend Namenda’s patent protection until September 2013.

Bystolic (nebivolol hydrochloride), a beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $14,163 and $18,537 in the current quarter and six months, respectively.  The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan Inc. and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021).  On January 26, 2007, Janssen Pharmaceutica N.V. (or Janssen), the owner of the patent, filed a request with the U.S. Patent and Trademark Office (or USPTO) for re-examination of the patent covering nebivolol hydrochloride.  In September 2008, Janssen received an Office Action from the USPTO rejecting all of the pending claims as unpatentable in view of the cited prior art.  We will continue to prosecute the re-examination application and although there can be no assurance we will prevail in this matter, we remain confident in the strength of the patent covering nebivolol.

The remainder of the net sales change for the period presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the three and six months ended September 30, 2008 was $47,210 and $101,363 respectively, compared to $50,313 and $103,690 in the same periods last year primarily due to a decrease in co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Fiscal 2008 was the final year of our active co-promotion activities and we will receive a reduced share of product profits over the remaining six-year term of the agreement, as defined.  Going forward, we will not incur salesforce expenses for this product.

Interest income for the three and six-month periods ended September 30, 2008 decreased as compared to the same periods last year primarily due to lower average rates of return offset by higher levels of invested funds.  Other income in last year’s six-month period included a milestone payment received related to our European development program for an inhaled cystic fibrosis product.

Cost of sales as a percentage of net sales was 22.1% for the three and six-month periods of the current year as compared with 22.6% and 22.3% for the prior year’s three and six-month periods.

Selling, general and administrative expenses increased $45,822 and $127,448 for the three and six-month periods ended September 30, 2008 as compared to the same periods last year.  The increase was primarily due to launch costs for Bystolic and pre-launch costs for milnacipran, as well as the one-time charge of $44,100 relating to the termination of the Azor co-promotion agreement in the June 2008 quarter.  Also during the September 2008 quarter, we entered into a Memorandum of Understanding (or MOU) setting forth an agreement in principle to settle all claims against all defendants in securities litigation pending against the Company and certain of our officers, for $65,000.  While we expect such settlement to be fully funded by insurance, we have reserved $25,000 in connection with this MOU.

Research and development expense decreased $24,381 and $49,177 in the three and six-month periods ended September 30, 2008.  In September 2007 we recorded a $70,000 licensing charge in connection with the collaboration agreement with Ironwood for the right to co-develop and co-market linaclotide.  Linaclotide, which recently began Phase III testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  During the June 2007 quarter we recorded approximately $28,000 in milestone expenses related to the aclidinium and milnacipran development programs.  For the September 2008 quarter, we recorded approximately $36,500 in developmental milestone expenses related to aclidinium and linaclotide.

Research and development expense also reflects the following:

•
In May 2008, we filed a supplemental New Drug Application (or sNDA) for Lexapro for the additional indication of adolescent depression.  The filing was based on the results from a Phase III study of Lexapro in the treatment of adolescents aged 12-17, with Major Depressive Disorder, which indicate that patients treated with Lexapro experienced statistically significant improvement in symptoms of depression.  The FDA has set an action date for March 2009 for this sNDA.

•	Regarding nebivolol (Bystolic), we plan to file an sNDA in early calendar 2009 for a new indication of congestive heart failure based on the results of the Phase III Seniors study.

•
In December 2007, we submitted a New Drug Application (or NDA) to the FDA for milnacipran in the treatment of fibromyalgia syndrome based on data from two Phase III studies which demonstrated significant therapeutic effects.  In October 2008, the FDA advised us and our partner Cypress Bioscience, Inc. (or Cypress) that is was not able to take final action by the scheduled Prescription Drug User Fee Act action date of October 18, 2008.  The FDA has not requested any additional information from Forest or Cypress but did indicate that a clinical data question related to the NDA submission required confirmation.  The FDA further indicated that its assessment could be completed in a matter of weeks, but could not confirm specific timing.  The FDA could not provide further information regarding the reason for the delay.  We and Cypress continue to plan for a product launch meeting in the first quarter of calendar 2009.  We also expect results from a third randomized Phase III study in late calendar 2008.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as MRSA and gram-negative bacteria.  In June 2008, we reported positive results from two globally conducted, multi-center Phase III studies of ceftaroline for complicated skin and skin structure infections.  We have initiated two Phase III studies for community acquired pneumonia and we anticipate those results by the second quarter of calendar 2009.  The data from these two indications, if supportive, will serve as our planned submission package to the FDA for initial marketing approval.

•
In April 2006, we entered into a collaboration agreement with Laboratorios Almirall, S.A. (or Almirall) for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (or COPD).  In September 2008 we received positive results from two Phase III studies assessing the safety and efficacy of aclidinium in moderate to severe COPD.  We expect to meet with the FDA in early calendar 2009 to review these results.  Pending FDA feedback, we plan to file an NDA in late calendar 2009 or early calendar 2010.  We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

•
During the September 2007 quarter, we entered into a 50/50 partnership with Ironwood to co-develop and co-market the compound linaclotide.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC).  Based on positive results of a Phase II(b) randomized, double-blind, placebo-controlled study assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we have initiated a comprehensive Phase III clinical program.  The CC studies have been initiated and the IBS-C trials are anticipated to begin in January 2009.

•
In February 2008, we received preliminary results of a Phase III study of memantine HCl in a novel once-daily formulation of Namenda for the treatment of moderate to severe Alzheimer’s disease.  The results indicated that patients treated with this formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we intend to prepare and file an NDA for this new once-daily formulation.

•
During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine (RGH-188) and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  A review of top-line results of a Phase II study in schizophrenia indicated that cariprazine demonstrated a nominally statistical significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance.  Based on the review of the results, we and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients.  This study is being performed in order to better determine an optimal dose to take into the planned Phase III program.  In September 2008 we received positive preliminary top-line results from an additional Phase II study of cariprazine in patients with acute mania associated with bipolar disorder.

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

Our effective tax rate was 22.5% and 22.6% for the respective three and six-month periods ended September 30, 2008, as compared to 18.9% and 20.6% for the same periods last year.  The increase resulted primarily from the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of our co-promotion agreement for Azor and other tax matters including the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2007.  The federal tax credit was re-enacted on October 3, 2008 and will have a favorable impact on our third and fourth quarter effective tax rates.  Effective tax rates can be affected by ongoing tax audits.

In connection with our previously reported adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, we accrued an additional $3,223 in interest related to unrecognized tax benefits totaling $23,162 for the resolution of various income tax matters.

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

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization and certain contingencies.  Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled "Forward Looking Statements."

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $36,394 at September 30, 2008 and $27,877 at September 30, 2007.  Commercial discounts and other rebate accruals were $150,319 at September 30, 2008 and $146,203 at September 30, 2007.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	September 30, 2008	September 30, 2007

Beginning balance	$229,681	$208,063

Provision for rebates	247,957	203,261
Changes in estimates
Settlements	(233,276)	(175,888)
	14,681	27,373

Provision for returns	13,720	16,406
Changes in estimates
Settlements	(11,904)	(17,900)
	1,816	(1,494)

Provision for chargebacks and discounts	151,700	168,801
Changes in estimates		(7,700)
Settlements	(153,747)	(172,020)
	(2,047)	(10,919)

Ending balance	$244,131	$223,023

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

With respect to the In re Pharmaceutical Industry AWP Litigations identified in our Form 10-K, Forest has now also been sued by the State of Kansas (action commenced October 23, 2008).  In addition, the State of Alabama has indicated that it will seek to consolidate a trial involving Forest with the trial of certain other defendants scheduled for June 2009.

As reported in our prior periodic reports, the United States Attorney’s Office for the District of Massachusetts (or USAO) is investigating whether we may have committed civil or criminal violations of the federal "Anti-Kickback" laws and laws and regulations related to "off-label" promotional activities in connection with our marketing of Celexa, Lexapro and other products.  As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the USAO concerning Lexapro and other products, including Namenda and Combunox.  The subpoenas request documents relating to a broad range of our marketing, promotional and other activities during the period from January 1, 1997 to the present.  In April 2006, we received an additional subpoena from the USAO requesting documents concerning our manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism, and since April 2006 we have received further subpoenas concerning Levothroid.  We understand that these subpoenas have been issued in connection with the USAO’s investigation of potential civil or criminal violations of federal health care laws in connection with Levothroid.

While we have been advised recently that the government’s current intention is to assert claims against the Company under the False Claims Act based on facts arising out of these investigations, we are continuing to cooperate with these investigations and to discuss these issues with the USAO.

With respect to the litigation described in our prior periodic reports and captioned In re Forest Laboratories, Inc. Securities Litigation, we have entered into a Memorandum of Understanding (or MOU), dated September 22, 2008, setting forth an agreement in principle to settle all claims against all defendants for $65 million.  The settlement contemplated by the MOU is subject to negotiation and signing of a stipulation of settlement and related papers, followed by court approval after notice of the proposed settlement is provided to class members.  While we believe the settlement is covered by our insurance and we are engaged in discussions with the carriers concerning their liability for the payment, during the September 2008 quarter we recorded a $25 million reserve in connection with the MOU.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Purchase of equity securities by Forest:

In May 2006 our Board of Directors authorized a share repurchase program (or the 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase.  As of November 7, 2008, 5.7 million shares were available for repurchase under the 2007 Repurchase Program.

The following table summarizes the repurchase of common stock under the 2007 Repurchase Program during the second quarter of the fiscal year covered by this report:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program

7/1/08 through 7/31/08	-	-	-	9,156,400
8/1/08 through 8/31/08	-	-	-	9,156,400
9/1/08 through 9/30/08	3,503,100	$28.81	3,503,100	5,653,300

(1)   All shares were purchased pursuant to the publicly announced 2007 Repurchase Program, which was effective as of May 18, 2006, amended on August 13, 2007 and has no set expiration date.  We are authorized to purchase up to 35 million shares of our common stock under the 2007 Repurchase Program.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    The Company held its Annual Meeting of Stockholders on August 11, 2008.
(c)    At the annual meeting, holders of the Company's Common Stock voted for the election of eight members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.  Holders of the Company's Common Stock voted to adopt the Amended and Restated Certificate of Incorporation and for the ratification of BDO Seidman, LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2009.

At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes
Election of Directors:
Howard Solomon	264,011,723			11,400,904
Lawrence S. Olanoff, M.D., Ph.D.	264,906,938			10,505,689
Nesli Basgoz, M.D.	267,758,788			7,653,839
William J. Candee, III	259,567,444			15,845,183
George S. Cohan	265,866,448			9,546,179
Dan L. Goldwasser	266,013,808			9,398,819
Kenneth E. Goodman	259,102,274			16,310,353
Lester B. Salans, M.D.	267,624,601			7,788,026

Adoption of the Amended and Restated Certificate of Incorporation	232,812,374	40,197,915	2,402,338

Ratification of Independent Registered Public Accounting Firm	271,642,547	1,486,698	2,283,381

Item 6.	Exhibits

	Exhibit 3.1	Amended and Restated Certificate of Incorporation of Forest Laboratories, Inc.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2008

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer