Form 10-Q
period 2008-12-31
FOREST LABORATORIES INC
filed 2009-02-06
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Number of shares outstanding of Registrant's Common Stock as of February 5, 2009: 301,612,811

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2008 (Unaudited)	March 31, 2008

Assets

Current assets:
Cash (including cash equivalent investments of $1,326,337 in December and $833,018 in March)	$1,326,951	$833,052
Marketable securities	862,886	943,972
Accounts receivable, less allowance for doubtful accounts of $18,423 in December and $19,882 in March	428,892	445,987
Inventories, net	396,352	425,138
Deferred income taxes	219,872	226,095
Other current assets	57,826	33,260
Total current assets	3,292,779	2,907,504

Marketable securities	673,180	663,625

Property, plant and equipment	595,097	567,331
Less: accumulated depreciation	245,606	217,294
	349,491	350,037
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $465,994 in December and $421,719 in March	481,903	527,787
Deferred income taxes	90,911	59,778
Other assets	1,596	1,671
Total other assets	589,375	604,201

Total assets	$4,904,825	$4,525,367

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2008 (Unaudited)	March 31, 2008

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$61,407	$223,720
Accrued expenses	542,536	387,105
Total current liabilities	603,943	610,825

Long-term liabilities:
Income tax liabilities	257,980	198,410
Deferred income taxes	833	815
	258,813	199,225

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 422,266 shares in December and 421,421 shares in March	42,226	42,142
Additional paid-in capital	1,478,679	1,434,172
Retained earnings	6,286,474	5,611,493
Accumulated other comprehensive (loss) income	(14,368)	34,592
Treasury stock, at cost (120,653 shares in December and 110,014 shares in March)	(3,750,942)	(3,407,082)
Total stockholders' equity	4,042,069	3,715,317

Total liabilities and stockholders' equity	$4,904,825	$4,525,367

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$920,013	$918,146	$2,739,329	$2,603,099
Contract revenue	52,433	52,705	153,796	156,395
Interest income	24,235	25,862	61,658	77,532
Other income	1,274	1,529	2,522	8,450
	997,955	998,242	2,957,305	2,845,476

Costs and expenses:
Cost of sales	206,654	213,506	608,995	589,738
Selling, general and administrative	289,968	285,652	959,184	827,419
Research and development	279,051	108,246	537,520	415,892
	775,673	607,404	2,105,699	1,833,049

Income before income tax expense	222,282	390,838	851,606	1,012,427

Income tax expense	34,307	89,081	176,625	217,264

Net income	$187,975	$301,757	$674,981	$795,163

Net income per common share:

Basic	$0.62	$0.97	$2.22	$2.52
Diluted	$0.62	$0.96	$2.21	$2.51

Weighted average number of common shares outstanding:

Basic	301,428	312,140	304,262	315,729
Diluted	302,056	313,107	305,147	317,279

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2008	2007	2008	2007

Net income	$187,975	$301,757	$674,981	$795,163

Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(7,299)	4,622	(25,112)	12,812
Unrealized losses on securities:
Unrealized holding loss arising
during the period, net of tax	(12,775)	(5,699)	(23,848)	(5,412)

Other comprehensive (loss) income	(20,074)	(1,077)	(48,960)	7,400

Comprehensive income	$167,901	$300,680	$626,021	$802,563

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$674,981	$795,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,383	34,988
Amortization and impairments	44,275	31,789
Stock-based compensation expense	31,516	30,719
Deferred income tax benefit	(24,892)	(24,209)
Foreign currency transaction gain	(1,392)	(1,420)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	17,095	(21,732)
Inventories, net	28,786	(3,979)
Other current assets	(24,566)	(8,476)
Other assets	75	7,889
Increase (decrease) in
Accounts payable	(162,313)	11,146
Accrued expenses	155,431	23,471
Income taxes liabilities	59,570	80,574
Net cash provided by operating activities	830,949	955,923

Cash flows from investing activities:
Purchase of property, plant and equipment	(33,026)	(23,906)
Purchase of marketable securities	(1,646,523)	(2,062,330)
Redemption of marketable securities	1,718,054	1,720,777
Purchase of license agreements, product rights and other intangibles		(45,000)
Net cash provided by (used in) investing activities	38,505	(410,459)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	10,629	25,672
Tax benefit realized from the exercise of stock options by employees	2,446	3,442
Purchase of treasury stock	(343,860)	(356,327)
Net cash used in financing activities	(330,785)	(327,213)

Effect of exchange rate changes on cash	(44,770)	7,795
Increase in cash and cash equivalents	493,899	226,046
Cash and cash equivalents, beginning of period	833,052	563,663
Cash and cash equivalents, end of period	$1,326,951	$789,709

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$141,691	$157,512

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

2.   Accounts Receivable (In thousands):

Accounts receivable, net, consists of the following:

	December 31, 2008 (Unaudited)	March 31, 2008

Trade	$326,472	$377,779
Other	102,420	68,208
	$428,892	$445,987

3.   Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2008 (Unaudited)	March 31, 2008

Raw materials	$146,891	$234,288
Work in process	936	1,360
Finished goods	248,525	189,490
	$396,352	$425,138

4.   Fair Value Measurements (In thousands):

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157 (or SFAS 157), “Fair Value Measurements.”  This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

The Financial Accounting Standards Board (or FASB) issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of fiscal 2010.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s financial assets adjusted to fair value at December 31, 2008 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, variable rate demand notes, floating rate notes and auction rate securities (or ARS).  These assets are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Unobservable Market Inputs (Level 3)

Money market accounts	$1,090,410	$1,090,410
Municipal bonds and notes	196,125		$196,125
Commercial paper	782,950	394,663	388,287
Variable rate demand notes	162,864		162,864
Floating rate notes	411,959	248,473	163,486
Auction rate securities	36,889			$36,889

As of December 31, 2008, the Company has determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows and expected holding periods for the ARS.  As a result of this analysis, for the three months ended December 31, 2008, the Company recorded a temporary impairment loss of $1,906 relating to the ARS portfolio.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs.

Three Months Ended December 31, 2008

Transfers to Level 3	$38,795
Gains and losses reported in accumulated other comprehensive income	(1,906)
Balance at December 31, 2008	$36,889

There were no purchases, sales or material realized gains or losses associated within the Level 3 ARS during the three or nine months ended December 31, 2008.

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

The Company holds investments in ARS amounting to $36,889 (with underlying maturities from 23 to 33.4 years) of which $23,500 are collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  The balance of the ARS investments of $13,389 are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.

The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities” in the Company’s balance sheets at fair value.  As of December 31, 2008, the Company has changed the classification of the ARS portfolio from Level 2 to Level 3 within the fair value hierarchy due to the lack of observable inputs and continued absence of trading activity during the three-month period.

5.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic	301,428	312,140	304,262	315,729
Effect of assumed conversion of employee stock options and restricted stock	628	967	885	1,550
Diluted	302,056	313,107	305,147	317,279

Options to purchase approximately 18,176 shares of common stock at exercise prices ranging from $24.12 to $76.66 per share and options to purchase approximately 16,041 shares of common stock at exercise prices ranging from $24.12 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2008, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2018.  Options to purchase approximately 14,516 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share and options to purchase approximately 11,604 shares of common stock at exercise prices ranging from $36.50 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2007, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2017.

6.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2008, 6,343 shares were available for grant.

Compensation expense of $11,262 ($9,270 net of tax) and $31,516 ($26,314 net of tax) was recorded for the three and nine-month periods ended December 31, 2008, respectively.  For the three and nine-month periods ended December 31, 2007, compensation expense of $10,641 ($8,968 net of tax) and $30,719 ($25,964 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” takes into consideration the compensation cost attributed to future services not yet recognized.

7.   Business Segment Information (In thousands):

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Central nervous system	$829,384	$825,843	$2,472,816	$2,330,320
Cardiovascular	25,501	6,478	54,909	21,746
Other	65,128	85,825	211,604	251,033
	$920,013	$918,146	$2,739,329	$2,603,099

8.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012.  As of February 5, 2009, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

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

While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity.  If the IRS prevails in a position that increases the U.S. income tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material.  However, at this time Management believes that it is unlikely that the ultimate outcome will be determined within the next 12 months.  The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of December 31, 2008, the Company had accrued an additional $7,161 in interest for a total of $27,100 related to the resolution of various income tax matters.

The Company’s effective tax rate was 15.4% and 20.7% for the three and nine-month periods ended December 31, 2008, as compared to 22.8% and 21.5% for the same periods last year.  The decrease resulted primarily from the termination of the Company’s co-promotion agreement for Azor™ and other tax matters including the reenactment of the U.S. Federal research and experimentation tax credit on October 3, 2008, which resulted in a favorable impact on the Company's current three and nine-month periods. This was offset by the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years and a lower tax benefit on combined upfront licensing fees to Phenomix Corporation (or Phenomix) for dutogliptin and Pierre Fabre Médicament (or Pierre Fabre) for the compound F2695.  Effective tax rates may be affected by ongoing tax audits.

10.   License Agreements (In thousands):

During the quarter ended June 30, 2008, the Company and its licensing partner Daiichi Sankyo, terminated their co-promotion agreement for Azor.  As a result of terminating the agreement, the Company recorded a one-time charge of approximately $44,100 to selling, general and administrative expense which was composed of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment.

In October 2008, the Company entered into a collaboration agreement with Phenomix to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor being developed for the treatment of Type II diabetes. Under the terms of the agreement, the Company made a $75,000 upfront payment to Phenomix, which was recorded to research and development expense.

In December 2008, the Company entered into a collaboration agreement with Pierre Fabre to develop and commercialize F2695, in the United States and Canada for the treatment of depression.  F2695 is a propriety selective norepinephrine and serotonin reuptake inhibitor that is being developed by Pierre Fabre for the treatment of depression and other central nervous system disorders.  Under the terms of the agreement, the Company made an upfront payment to Pierre Fabre of $75,000, which was recorded to research and development expense.

11.   Contingencies - Securities Litigation (In thousands):

The Company and certain of its officers have been named as defendants in consolidated securities cases brought in the U.S. District Court for the Southern District of New York on behalf of a class of all purchasers of the Company’s securities from August 15, 2002 through July 2, 2004 and consolidated under the caption “In re Forest Laboratories, Inc. Securities Litigation.”  On September 22, 2008, the Company entered into a Memorandum of Understanding (or MOU) setting forth an agreement in principle to settle all claims against all defendants for $65,000.  While the Company expects a majority of such settlement to be funded by insurance and is engaged in discussions with the carriers concerning their liability for the payment, during the September 2008 quarter the Company recorded a reserve of $25,000 in connection with the MOU.  In January 2009, pursuant to a formal Stipulation of Settlement dated December 12, 2008, the Company paid the full amount of the settlement into escrow pending final Court approval of the settlement.  A hearing with respect to such approval is scheduled for April 2009.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Total net revenues were $997,955 for the quarter, essentially unchanged as compared to the same period last year.  For the nine months ended December 2008, net revenues increased due to the continued growth of our key marketed products Lexapro® and Namenda® despite a modest decrease in Lexapro’s market share in the current quarter.  Contributing to this increase were sales of our newest product Bystolic™, a beta-blocker for the treatment of hypertension launched in January 2008.  Net income decreased 37.7% for the quarter and 15.1% for the nine months ended December 2008 primarily due to $150,000 in combined upfront licensing fees in the current quarter to Phenomix Corporation (or Phenomix) for dutogliptin and Pierre Fabre Médicament (or Pierre Fabre) for the compound F2695.  The current nine month period also included a one-time charge in the June quarter of approximately $44,100 as a result of terminating the Azor™ co-promotion agreement with Daiichi Sankyo, (or Sankyo).  The prior nine month period includes a $70,000 upfront licensing payment to Ironwood Pharmaceuticals, Inc. (or Ironwood), for linaclotide.

In October 2008, we entered into a collaboration agreement with Phenomix to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor currently in Phase III clinical development for Type II diabetes. Under the terms of the agreement, we made a $75,000 upfront payment to Phenomix and are subject to future milestone payments.

In December 2008, we entered into a collaboration agreement with Pierre Fabre to develop and commercialize F2695 in the United States and Canada for the treatment of depression.  F2695 is a propriety selective norepinephrine and serotonin reuptake inhibitor that is being developed by Pierre Fabre for the treatment of depression and other central nervous system disorders.  We will initiate Phase III studies with F2695 in calendar 2009.  Under the terms of the agreement, we made an upfront payment to Pierre Fabre of $75,000 and are subject to future milestone payments.

On January 14, 2009, we received marketing approval for Savella™ (milnacipran HCl), a selective serotonin and norepinephrine dual reuptake inhibitor for the management of fibromyalgia.  Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function, afflicting as many as six million people in the United States.  We expect Savella to be available in pharmacies by March 2009.

Financial Condition and Liquidity

Net current assets increased by $392,157 from March 31, 2008.  Cash and cash equivalents increased from ongoing operations while short-term marketable securities decreased in order to fund the 2007 Repurchase Program.  During the June 2008 quarter, we repurchased 6.6 million shares of common stock at a cost of $231,185 and in the September 2008 quarter we repurchased 3.5 million shares of common stock at a cost of $100,917.  There were no repurchases in the current quarter, leaving 5.7 million shares still available for repurchase under the program.  Short-term marketable securities also decreased due to new product licensing fees of $150,000 in connection with product collaboration agreements with Phenomix and Pierre Fabre.  Of our total cash and marketable securities position at December 31, 2008, 25%, or about $717,000, is domiciled domestically, with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  As a result, we have recorded unrealized losses on certain of these investments to Other Comprehensive Income.  We believe these unrealized losses to be temporary in nature.  Trade accounts receivable decreased primarily due to the timing of receipts.  Other accounts receivable increased primarily due to an insurance claim receivable relating to a securities litigation against the Company and certain of our officers, for which all claims have been settled subject to final Court approval, and the settlement amount paid into escrow in January 2009.  Raw materials inventory decreased as we are bringing these balances to more normalized levels.  Finished goods inventory increased in order to support continued demand for our products, including our recently launched beta-blocker, Bystolic. We believe that current inventory levels are adequate to support the growth of our ongoing business.  License agreements, product rights and other intangibles net of accumulated amortization decreased primarily due to the write-off of the Azor license in the June quarter as well as normal amortization.  The change in other current assets and current liabilities was primarily due to timing and normal operating activities.

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

Results of Operations

Net sales for the current three-month period increased to $920,013 as compared to $918,146 for the same period last year.  Net sales for the nine months ended December 31, 2008 grew 5% to $2,739,329, primarily due to strong sales of Lexapro, Namenda and Bystolic.
Lexapro, our SSRI for the treatment of major depressive disorder and generalized anxiety disorder, and our most significant product, had sales of $585,473 and $1,752,466 for the quarter and nine months.  While sales decreased 3% for the current three-month period, sales for the current nine-month period grew 2% as compared to the same periods last year.  The decrease in the current quarter was primarily due to a modest decline in market share.  The Lexapro sales contribution resulted in a decrease of $17,981 and an increase of $37,636 to the net sales change for the respective three and nine-month periods, of which $47,838 and $48,978 were due to volume decreases offset by $29,857 and $86,614 of price increases.  During fiscal 2007 Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S (or Lundbeck) have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  A trial date has been established for April 2009.

On January 26, 2009, Caraco filed a single-count declaratory judgment action against us and Lundbeck in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent No. 7,420,069 (or the ‘069 patent), which is listed in the FDA’s Orange Book for Lexapro.  This action is similar in nature to the declaratory judgment action that Caraco filed against us and Lundbeck in February 2007 for non-infringement of U.S. patent No. 6,916,941 (or the ‘941 patent).  The ‘069 and ‘941 patents are related to crystalline particles of escitalopram (the active ingredient in Lexapro) having a specific median particle size.  Those cases are distinct from the ongoing litigation between the parties involving U.S. Patent No. RE 34,712 (or the ‘712 patent) which is directed to the escitalopram compound itself and do not impact Forest’s exclusive rights to escitalopram under the ‘712 patent which expires in March 2012.

Sales of Namenda, an N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease, grew 10% and 17% in the current quarter and nine months, respectively, and totaled $240,851 and $705,530.  This represents an increase of $22,117 and $102,205 as compared to the same periods last year, of which $9,363 and $58,448 was due to volume and $12,754 and $43,757 was due to price.  During the third quarter of fiscal 2008, we received notification from several companies that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA filed lawsuits in the U.S. District Court of Delaware against several companies for patent infringement.  Namenda’s patent is set to expire in April 2010.  We have applied for patent term extension which, if granted, would extend Namenda’s patent protection until September 2013.

Bystolic (nebivolol hydrochloride), a beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $20,961 and $39,498 in the current quarter and nine months, respectively.  The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan Inc. and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021).  On January 26, 2007, Janssen Pharmaceutica N.V., the owner of the patent, filed a request with the U.S. Patent and Trademark Office (or USPTO) for re-examination of the patent covering nebivolol hydrochloride.  On November 24, 2008, the USPTO confirmed the validity of all of the previously granted claims.

The remainder of the net sales change for the periods presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the three and nine months ended December 31, 2008 was $52,433 and $153,796 respectively, compared to $52,705 and $156,395 in the same periods last year primarily due to a decrease in co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Fiscal 2008 was the final year of our active co-promotion activities and we will receive a reduced share of product profits over the remaining six-year term of the agreement, as defined.  Going forward, we will not incur salesforce expenses for this product.

Interest income for the three and nine-month periods ended December 31, 2008 decreased as compared to the same periods last year primarily due to lower average rates of return offset by higher levels of invested funds.  Other income in last year’s nine-month period included a milestone payment received related to our European development program for an inhaled cystic fibrosis product.

Cost of sales as a percentage of net sales was 22.5% and 22.2% for the three and nine-month periods of the current year, respectively as compared with 23.3% and 22.7% for the prior year’s three and nine-month periods.

Selling, general and administrative expenses increased $4,316 and $131,765 for the three and nine-month periods ended December 31, 2008 as compared to the same periods last year.  These increases were primarily due to launch costs for Bystolic and pre-launch costs for Savella, as well as the one-time charge of approximately $44,100 relating to the termination of the Azor co-promotion agreement in the June 2008 quarter.  Additionally, during the September 2008 quarter, we reserved $25,000 in connection with a Memorandum of Understanding setting forth an agreement in principle to settle all claims against all defendants in a securities litigation pending against the Company and certain of our officers.  In January 2009, pursuant to a formal Stipulation of Settlement dated December 12, 2008, we paid the full amount of the settlement into escrow pending final Court approval of the settlement.  A hearing with respect to such approval is scheduled for April 2009.  We expect a majority of such settlement to be funded by insurance.

Research and development expense increased $170,805 and $121,628 in the three and nine-month periods ended December 31, 2008 as compared to the same periods last year.  During the current quarter we made two $75,000 upfront licensing payments; the first to Phenomix for dutogliptin and the second to Pierre Fabre for F2695.  Dutogliptin is Phenomix’ proprietary orally administered small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor currently in Phase III clinical development for Type II diabetes. F2695 is a selective norepinephrine and serotonin reuptake inhibitor for the treatment of patients with depression.  In September 2007 we recorded a $70,000 licensing charge in connection with the collaboration agreement with Ironwood for the right to co-develop and co-market linaclotide.  Linaclotide, which recently began Phase III testing, is being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.

Research and development expense also reflects the following:

•
In December 2007, we submitted a New Drug Application (or NDA) to the FDA for milnacipran in the treatment of fibromyalgia syndrome based on data from two Phase III studies which demonstrated significant therapeutic effects.  On January 14, 2009 we received FDA approval for Savella (milnacipran HCl) for the management of fibromyalgia.  In December 2008, we received positive top-line results from an additional randomized Phase III study completed post NDA submission.

•
In May 2008, we filed a supplemental New Drug Application (or sNDA) for Lexapro for the additional indication of adolescent depression.  The filing included the results from a Phase III study of Lexapro in the treatment of adolescents aged 12-17, with Major Depressive Disorder, which indicate that patients treated with Lexapro experienced statistically significant improvement in symptoms of depression.  The FDA has set an action date for March 2009 for this sNDA.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as MRSA and gram-negative bacteria.  In June 2008, we reported positive results from two globally conducted, multi-center Phase III studies of ceftaroline for complicated skin and skin structure infections.  We are also conducting two Phase III studies for community acquired pneumonia and we anticipate those results by the second quarter of calendar 2009.  The data from these two indications, if supportive, will serve as our planned submission package to the FDA for initial marketing approval.

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

•
During the September 2007 quarter, we entered into a partnership with Ironwood to co-develop and co-market the compound linaclotide for North America.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC).  Based on positive results of a Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we have initiated a comprehensive Phase III clinical program.  The CC studies have been initiated and we expect to report top-line data in the fourth quarter of calendar 2009.  The IBS-C trials are anticipated to begin during the first quarter of calendar 2009.

•
During the third quarter of fiscal 2005, Forest entered into a collaboration agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In September 2008, we received positive preliminary top-line results from an additional Phase II study of cariprazine in patients with acute mania associated with bipolar disorder.  A review of top-line results of a Phase II study in schizophrenia indicated that cariprazine demonstrated a nominally statistical significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance.  Based on the review of the results, we and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients.  This study is being performed in order to better determine an optimal dose to take into the planned Phase III program.  We expect to report this data in the second half of calendar 2009.

•
Regarding Bystolic (nebivolol hydrochloride), we plan to file an sNDA in the first half of calendar 2009 for a new indication of congestive heart failure based on the results of the Phase III Seniors study.

•
In February 2008, we received preliminary results of a Phase III study of memantine HCl in a novel once-daily formulation of Namenda for the treatment of moderate to severe Alzheimer’s disease.  The results indicated that patients treated with this formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we intend to prepare an NDA for this new once-daily formulation in the first half of calendar 2009.

•
During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals Ltd. for the North American development and marketing of GRC 3886, a PDE4 inhibitor for the treatment of asthma and COPD.  We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009.

Among other research and development projects we continue to support are the following: RGH-896, a compound being developed for the treatment of chronic pain and other CNS conditions; a series of novel compounds that target group 1 metabotropic glutamate receptors (mGLUR1/5) and NXL104, a novel intravenous beta-lactamase inhibitor being developed in combination with ceftaroline.  In addition, we have entered into several collaborations to conduct pre-clinical drug discovery.

Our effective tax rate was 15.4% and 20.7% for the respective three and nine-month periods ended December 31, 2008, as compared to 22.8% and 21.5% for the same periods last year.  The decrease resulted primarily from the termination of our co-promotion agreement for Azor and other tax matters including the reenactment of the U.S. Federal research and experimentation tax credit on October 3, 2008, which resulted in a favorable impact on our current three and nine-month periods. This was offset by the net impact of one-time discrete tax adjustments related principally to stock-based compensation in prior years and a lower tax benefit on combined upfront licensing fees to Phenomix for dutogliptin and Pierre Fabre for the compound F2695.  Effective tax rates can be affected by ongoing tax audits.

In connection with our previously reported adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, we accrued an additional $7,161 in interest related to unrecognized tax matters totaling $27,100 for the resolution of various income tax matters.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $27,463 at December 31, 2008 and $26,910 at December 31, 2007.  Commercial discounts and other rebate accruals were $164,655 at December 31, 2008 and $130,409 at December 31, 2007.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	December 31, 2008	December 31, 2007

Beginning balance	$229,681	$208,063

Provision for rebates	375,892	317,947
Changes in estimates		2,500
Settlements	(356,734)	(306,782)
	19,158	13,665

Provision for returns	22,432	24,134
Changes in estimates
Settlements	(17,967)	(22,704)
	4,465	1,430

Provision for chargebacks and discounts	225,189	262,915
Changes in estimates		(7,700)
Settlements	(226,225)	(266,145)
	(1,036)	(10,930)

Ending balance	$252,268	$212,228

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008.

We have previously reported reaching an agreement in principle to settle the litigation described in our periodic reports and captioned “In re Forest Laboratories, Inc. Securities Litigation” for a payment of $65 million.  On December 12, 2008, we entered into a definitive Stipulation of Settlement pursuant to which we have agreed to such settlement, subject to final Court approval, and have paid the full amount of such settlement into escrow in January 2009.  A hearing with respect to such approval is scheduled for April 2009.  While we believe a majority of the settlement will be covered by our insurance and we are engaged in discussions with the carriers concerning their liability for the payment, during the September 2008 quarter we recorded a $25 million reserve in connection with the Memorandum of Understanding.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In May 2006 our Board of Directors (or the Board) authorized a share repurchase program (or the 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase.  No shares were repurchased during the quarter ended December 31, 2008.  As of February 5, 2009, 5.7 million shares were available for repurchase under the 2007 Repurchase Program.

Item 6.	Exhibits

	Exhibit 10.1	Amended and Restated Change of Control Employment Agreement between Forest and Howard Solomon dated October 29, 2008.
	Exhibit 10.2	Amended and Restated Change of Control Employment Agreement between Forest and Lawrence S. Olanoff, M.D., Ph.D dated October 29, 2008.
	Exhibit 10.3	Amended and Restated Change of Control Employment Agreement between Forest and Elaine Hochberg dated October 29, 2008.
	Exhibit 10.4	Amended and Restated Change of Control Employment Agreement between Forest and Francis I. Perier, Jr. dated October 29, 2008.
	Exhibit 10.5	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti dated October 29, 2008.
	Exhibit 10.6	Amended and Restated Change of Control Employment Agreement between Forest and Herschel Weinstein dated October 29, 2008.
	Exhibit 10.7	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008.
	Exhibit 10.8	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008.
	Exhibit 10.9	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 6, 2009

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer