Form 10-K/A
period 2008-03-31
FOREST LABORATORIES INC
filed 2009-05-18
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________

FORM 10-K/A
Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
_________________

TABLE OF CONTENTS

Explanatory Note
SIGNATURES
PART IV
Exhibits
SIGNATURES

Explanatory Statement

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 is being filed solely to include the signature of the registrant in the Annual Report as filed by Forest Laboratories, Inc. with the Securities and Exchange Commission on May 30, 2008 (the “Original Filing”).  This Form 10-K/A does not modify or update any other disclosures set forth in the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2008

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

PART IV
3.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 18, 2009

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Exhibit 31.1

CERTIFICATION

I, Howard Solomon, certify that:

1.	I have reviewed this amendment to Forest Laboratories, Inc. Annual Report on Form 10-K; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 18, 2009

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer
and Director

Exhibit 31.2

CERTIFICATION

I, Francis I. Perier, Jr., certify that:

1.	I have reviewed this amendment to Forest Laboratories, Inc. Annual Report on Form 10-K; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 18, 2009

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer