Form 10-K
period 2009-03-31
FOREST LABORATORIES INC
filed 2009-05-29
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X   .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 was $8,460,949,990.

Number of shares outstanding of the registrant's Common Stock as of May 28, 2009: 301,616,739.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2009 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2009 have been incorporated by reference into Parts II and IV of this Form 10-K.
_________________

(Quick Links)

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
S-1 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
S-2 VALUATION AND QUALIFYING ACCOUNTS
CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF STOCKHOLDERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXHIBIT 10.11
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

ITEM 1.  BUSINESS

General

Forest Laboratories, Inc. and its subsidiaries develop, manufacture and sell both branded and generic forms of ethical drug products which require a physician's prescription.  Our most important United States products consist of branded ethical drug specialties marketed directly, or "detailed," to physicians by our Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales salesforces.  We emphasize detailing to physicians of those branded ethical drugs which we believe have the most potential for growth and benefit to patients, and the development and introduction of new products, including products developed in collaboration with licensing partners.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products and the uncertainty and timing of the development and launch of new pharmaceutical products.  This report contains forward-looking statements that are based on Management's current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results.  No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  Forest undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.  We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Recent Developments

The following is a summary of selected key developments affecting our business during the fiscal year ended March 31, 2009, including developments regarding our marketed products and products in various stages of development.

Savella™:  In January 2009 we received approval for the marketing of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (or SNRI), for the management of fibromyalgia.  Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function and affects as many as six million people in the United States.  The safety and efficacy of Savella was established in two Phase III trials conducted in the United States and submitted with the New Drug Application (or NDA) involving more than 2,000 patients with fibromyalgia.  We license the United States and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (or Cypress).  Pursuant to our collaboration agreement with Cypress, we made approximately $50 million in upfront and development milestone payments, as well as a $25 million milestone payment upon approval by the United States Food and Drug Administration (or FDA).  We will also pay Cypress royalties based on net sales of Savella.  We are responsible for sales and marketing activities, and Cypress will also perform a portion of details to specialty physicians on a fee-for-service basis.  Our license agreement includes two patents covering the use of Savella as a treatment for fibromyalgia.  These patents expire in 2021 and we filed for a patent term extension until 2023.  In addition, as a new chemical entity not previously approved by the FDA, Savella will qualify for five years of marketing exclusivity under the Drug Price Competition and Patent Restoration Act of 1984, commonly known as the Hatch-Waxman Act.  Savella became available to trade channels in April 2009 at which time we began detailing to physicians.

Dutogliptin:  In October 2008, we entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to develop and commercialize dutogliptin in North America.  Dutogliptin is a proprietary orally administered, small molecule dipeptidyl-peptidase-4 (or DPP-4) inhibitor currently undergoing Phase III studies for the treatment of Type II diabetes mellitus.  Under the terms of our collaboration agreement, we made an upfront payment to Phenomix of $75 million.  Phenomix and Forest will jointly fund the development of dutogliptin in the United States and we will share profits and losses with Phenomix.  Phenomix will be responsible for the promotion of dutogliptin to certain specialists, with Forest promoting to both primary care and specialty physicians.  In Canada and Mexico, Forest has exclusive development and marketing rights and Phenomix will receive a royalty based upon net sales in these countries.  Phenomix retains development and commercialization rights to the product outside of North America and Mexico and will pay Forest a royalty on net sales in these territories.

Dutogliptin inhibits DPP-4 enzymes from breaking down the incretin hormone glucagon-like peptide 1 (or GLP-1), thereby increasing the levels of this hormone in the digestive tract and the blood.  The increased levels of GLP-1 stimulate insulin production by the pancreatic beta cells and reduce glucagon production by the pancreas, both of which result in reduced blood glucose levels.

In a double-blind, randomized 12-week, 422 patient, placebo-controlled Phase II(b) clinical trial, dutogliptin met all primary and secondary endpoints, including statistically significant reductions in HbA1c when administered once-daily in combination with metformin, a glitazone, or metformin and a glitazone for the treatment of Type II diabetes.  Dutogliptin was also well tolerated.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, dutogliptin is covered by a U.S. composition of matter patent that expires in 2024, subject to possible patent term extension.

F2695:  In December 2008, we entered into a collaboration agreement with Pierre Fabre Medicament (or Pierre Fabre) for the development and commercialization of F2695 in the United States and Canada.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor, two neurotransmitters known to play an essential role in regulating mood, and is being developed for the treatment of depression.  Under the terms of our agreement, we made an upfront payment to Pierre Fabre of $75 million and are obligated to pay future development milestones.  We have assumed responsibility for the clinical development and commercialization of F2695 in the United States and Canada, while Pierre Fabre will fund all pre-clinical development and drug substance manufacturing activities.

In a recently completed European placebo-controlled, double-blind Phase II study of F2695 in over 550 patients with major depressive disorder, the compound demonstrated statistically significant improvement compared to placebo (p<0.0001) on the primary endpoint, the change from baseline in total score on the Montgomery-Asberg Depression Rating Scale (or MADRS) and for a secondary endpoint, the Hamilton Depression Scale (or HAMD-17) as well as in response and remission rates using both the MADRS and HAMD-17.  F2695 demonstrated symptom improvement compared to placebo within two weeks after treatment initiation.  F2695 is an isomer of milnacipran and is protected by a method of use patent that extends through June 2023, subject to patent term extension.  We also anticipate that under the Food and Drug Administration Amendments Acts of 2007, F2695 will qualify for five years of Hatch-Waxman exclusivity upon approval.

Bystolic®:  In December 2007 we received approval from the FDA for the marketing of Bystolic for the treatment of hypertension.  We commenced the sale and marketing of Bystolic in January 2008.  Bystolic is a beta-1 selective beta-blocker with vasodilating properties.  In its Phase III study program, Bystolic demonstrated significant reductions in sitting diastolic and systolic blood pressure in a general hypertension population.  The studies also found that Bystolic was well tolerated, with a low incidence of side effects traditionally associated with beta-blockers.  Bystolic has received five years of marketing exclusivity under the Hatch-Waxman Act and is also covered by a U.S. pharmaceutical composition of matter patent set to expire in 2020. We have filed for patent term extension until 2021. See “Business – Patents and Trademarks.”  Hypertension affects approximately 72 million adults in the United States and a substantial number of patients diagnosed with hypertension have not reduced their blood pressure to an acceptable range.

In fiscal 2009, Bystolic achieved net sales of $69,238,000.

We recently filed a supplemental New Drug Application (or sNDA) for a congestive heart failure indication based on a single large Phase III study.

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

Cerexa, Inc.:  On January 10, 2007, we acquired Cerexa, Inc. (or Cerexa), a biopharmaceutical company based in Oakland, California, in a cash merger pursuant to which Cerexa became a wholly-owned subsidiary of Forest.

Pursuant to the merger, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (or ceftaroline), a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic that exhibits bactericidal activity against the most resistant strains of gram-positive bacteria, including MRSA (methicillin resistant Staphylococcus aureus) in patients with complicated skin and skin structure infections (or cSSSI).  Ceftaroline has also demonstrated bactericidal activity against penicillin resistant Streptococcus pneumonia and common gram-negative bacteria.  Ceftaroline is being developed initially for the cSSSI indication and for the treatment of community acquired pneumonia (or CAP).  In June 2008, we announced positive results from two globally conducted multi-center Phase III studies in the treatment of cSSSI.  In both studies, ceftaroline as a monotherapy achieved the primary endpoint of non-inferiority versus a combination of vancomycin plus aztreonam.  The studies also indicated that ceftaroline was generally well-tolerated.  Additionally, two Phase III studies in CAP are on-going and we anticipate the CAP results in calendar 2009.  Based on positive results from both indications, we anticipate submitting a New Drug Application to the FDA around the end of calendar 2009.

The rights to ceftaroline are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, ceftaroline is covered by a U.S. composition of matter patent that expires in 2018, subject to possible patent term extension.  Ceftaroline is also covered by two U.S. patents that relate to the ceftaroline formulation that expire in 2021 and that may provide additional exclusivity.

We paid cash consideration of approximately $494 million in connection with the merger and certain related expenses.  We are obligated to pay an additional $100 million in the event that annual United States sales of ceftaroline exceed $500 million during the five year period following product launch.  The merger consideration paid at closing was expensed in fiscal 2007 as in-process research and development.

NXL104:  In January 2008, we entered into an agreement with Novexel, S.A. (or Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with our ceftaroline compound.  NXL104 is designed to be co-administered with select antibiotics to enhance their spectrum of activity.  Under the terms of the license, we received the exclusive rights to administer NXL104 with ceftaroline as a combination product in North America.  We intend to initiate Phase I studies of the ceftaroline/NXL104 combination during the second half of calendar 2009.  We also received a first negotiation right in North America to an additional NXL104 combination with ceftazidime, a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  This combination is currently being studied in Phase II clinical trials conducted by Novexel.

NXL104 inhibits bacterial enzymes called beta-lactamases that break down beta-lactam antibiotics (in particular penicillins and cephalosporins).  Beta-lactamase inhibition represents a mechanism for counteracting resistance and enhancing the broad-spectrum activity of beta-lactam antibiotics.  A composition of matter patent which claims NXL104 would provide protection for the ceftaroline/NXL104 combination product until 2022, subject to possible patent term extension.

Under the terms of the agreement, we made an upfront license payment of approximately $110 million to Novexel.  We will fund development and commercialization of the ceftaroline/NXL104 combination.  Following the product’s regulatory marketing approval, we will pay Novexel a low double digit royalty on net sales throughout North America.

Linaclotide:  In September 2007, we entered into a 50/50 partnership in the United States with Ironwood Pharmaceuticals, Inc. (or Ironwood) to co-develop and co-market Ironwood’s first-in-class compound linaclotide.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC).

Under the terms of the agreement, we initially paid Ironwood $70 million in licensing fees.  Ironwood and Forest will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits equally.  Additionally, we will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on net sales in these countries.

Linaclotide is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CC.  Linaclotide is administered orally but acts locally in the intestine with no measurable systemic exposure.

One out of six adults in developed countries suffers from IBS, a chronic condition marked by abdominal pain and disturbed bowel function.  IBS accounts for 12% of adult visits to primary care physicians and is the most common disorder diagnosed by gastroenterologists.  Health care costs associated with IBS exceed $25 billion annually.  IBS patients fall into three subgroups; constipation-predominant IBS-C, diarrhea-predominant (or IBS-D), and alternating (or IBS-A), and 30% to 40% of these patients suffer from IBS-C.  There are currently few available therapies to treat the nine million U.S. patients diagnosed with IBS-C.

As many as 26 million Americans suffer from CC.  The discomfort of CC significantly affects patients’ quality of life by impairing their ability to work and participate in typical daily activities.

In March 2008, we announced positive top-line results from two Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety, therapeutic effect and dose response of four different once-daily doses of linaclotide:  75 mcg, 150 mcg, 300 mcg and 600 mcg.  The first study examined the effects of linaclotide in patients with CC, while the second study examined its effects in patients with IBS-C.  The analyses of the CC study data and the IBS-C study data indicate that each study met its primary endpoint in favor of linaclotide.  Based on this data, we and Ironwood have initiated a comprehensive Phase III study program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  The program involves two Phase III double-blind studies in each condition.

In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, linaclotide is covered by a U.S. composition of matter patent that expires in 2025, subject to possible patent term extension.

Aclidinium:  In April 2006, we entered into a collaboration and license agreement with Laboratorios Almirall, S.A. (or Almirall), a pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to aclidinium, Almirall’s novel long-acting muscarinic antagonist.  Aclidinium is being developed as an inhaled therapy for chronic obstructive pulmonary disease (or COPD).  Aclidinium is designed to have specific action in the lungs and is believed to be rapidly metabolized in the lungs with limited systemic exposure.  Studies to date support a favorable tolerability profile.  The product is being developed in a Multi-Dose Dry Powder Inhaler (or MDPI) which we believe represents an improvement in drug delivery over currently available devices.

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

Under the terms of the agreement, we made an upfront payment of $60 million to Almirall in May 2006, development milestone payments in May 2007 and September 2008 and may be obligated to pay future milestone payments.  In addition, Almirall will receive royalty payments based on aclidinium sales.  Forest and Almirall will jointly oversee the development and regulatory approval of aclidinium and share all expenses for current and future development programs.  Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could be combined with aclidinium.  Pursuant to such rights, we have commenced the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

In September 2008, we and Almirall announced results from two global Phase III studies of aclidinium.  In both trials, once-daily aclidinium showed a statistically significant difference versus placebo in the primary endpoint of trough FEV1, a measure of pulmonary function that is decreased in patients with moderate to severe COPD.  After consultation with the FDA, we and Almirall have determined to conduct additional clinical trials of aclidinium to provide further support for a range of dosing regimens, including higher and more frequent dosing.

We will be responsible for sales and marketing of aclidinium in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future while retaining commercialization rights for the rest of the world.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, aclidinium is protected by an issued U.S. composition of matter patent expiring in 2020, subject to possible patent term extension.

Lexapro®:  In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of citalopram HBr for the treatment of major depression, following approval of the product by the FDA in August 2002.  Citalopram is a racemic mixture with two mirror image molecules, the S- and R-isomers.  The S-isomer of citalopram is the active isomer in terms of its contribution to citalopram's antidepressant effects, while the R-isomer does not contribute to the antidepressant activity.  With Lexapro, the R-isomer has been removed, leaving only the active S-isomer.  Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (or SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression.  During fiscal 2009, sales of Lexapro were $2,300,945,000.  According to data published by IMS, an independent prescription audit firm, as of April 30, 2009, Lexapro’s market share was 16.03% of total prescriptions for antidepressants in the SSRI/SNRI category.

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

In March 2009, the FDA approved our supplemental NDA for the acute and maintenance treatment of Major Depressive Disorder (or MDD) in adolescents, 12-17 years of age.  Lexapro is only the second antidepressant to be approved for the treatment of MDD in adolescents, a condition that affects approximately two million adolescents in the United States.  The approval of Lexapro for the treatment of adolescent depression was supported by two placebo-controlled studies, one conducted in adolescent patients taking Lexapro and one conducted in children and adolescents taking citalopram.  In an 8-week flexible-dose, placebo-controlled study that compared Lexapro 10-20 mg/day to placebo in 12 to 17 year old patients reported in 2008, Lexapro showed statistically significant greater mean improvement from baseline, compared to placebo, on the Children’s Depression Rating Scale-Revised (CDRS-R).  In another 8-week, flexible-dose, placebo-controlled study, children and adolescents 7 to 17 years of age treated with citalopram 20-40 mg/day showed statistically significant greater mean improvement from baseline on the CDRS-R compared to patients treated with placebo.  The positive results for this trial largely came from the adolescent subgroup.  The FDA’s determination of the efficacy of Lexapro in the acute treatment of MDD in adolescents was established, in part, on the basis of extrapolation from this study.  Two additional flexible-dose, placebo-controlled MDD studies were conducted:  one Lexapro study in patients 7 to 17 and one citalopram study in adolescents.  Neither study demonstrated statistically significant efficacy on the primary parameter.  Although maintenance efficacy in adolescent patients has not been systematically evaluated, the FDA in its review concluded that maintenance efficacy can be extrapolated from adult data along with comparisons of escitalopram pharmacokinetic parameters in adults and adolescent patients.

Lexapro was developed by us and H. Lundbeck A/S (or Lundbeck), a Danish pharmaceutical firm which licenses to us the exclusive United States marketing rights to this compound, as well as Celexa®.

Lexapro is covered by a U.S. composition of matter patent which expires in March 2012, inclusive of additional exclusivity granted as a result of a pediatric study we performed.  In September 2007, the United States Court of Appeals for the Federal Circuit affirmed a July 2006 decision by the United States District Court for the District of Delaware which determined that our composition of matter patent for Lexapro is valid and upheld our injunction against Teva Pharmaceuticals (or Teva) preventing Teva from launching a generic equivalent to Lexapro.  During fiscal 2007, Caraco Pharmaceutical Laboratories (or Caraco), a generic manufacturer, filed an Abbreviated New Drug Application (or ANDA) seeking approval to market a generic version of Lexapro.  We, together with Lundbeck, have commenced patent infringement litigation against Caraco which is pending in the United States District Court for the Eastern District of Michigan.  Caraco has stipulated to infringing our patent leaving only Caraco’s invalidity defenses to be litigated.  A five day bench trial, originally scheduled to begin on April 27, 2009, was adjourned until June 1, 2009.  See “Item 3. Legal Proceedings”.

Namenda®:  In October 2003, Namenda (memantine HC1) was approved for marketing and distribution by the FDA for the treatment of moderate and severe Alzheimer's disease.  Namenda is a moderate-affinity, uncompetitive N-methyl-D-aspartate (or NMDA) receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain.  Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease.  We believe that Namenda's mechanism of action is distinct from other drugs currently available to treat Alzheimer's disease.  We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH & Co. KgaA of Germany (or Merz), the originator of the product.

Namenda achieved sales of $949,289,000 during our 2009 fiscal year and, according to data published by IMS, an independent prescription audit firm, as of April 30, 2009, Namenda achieved a 34.01% share of total prescriptions in the Alzheimer’s market.  Namenda is covered by a U.S. method of use patent which expires in 2010.  In March 2009 the U.S. Patent and Trademark Office issued a Notice of Final Determination that Namenda is entitled to a patent term extension until April 2015.  In January 2008, we and Merz commenced patent infringement litigation against several generic manufacturers who had filed ANDAs seeking FDA approval to market generic equivalents of Namenda.  The actions are pending in the United States District Court for the District of Delaware.  We intend to fully enforce our patent rights for Namenda.

In February 2008, we received preliminary results of a Phase III study of memantine HC1 in a novel once-daily formulation.  The study evaluated the efficacy, safety and tolerability of an innovative, proprietary, 28 mg memantine extended-release, once-daily formulation compared to placebo in outpatients with moderate and severe Alzheimer’s disease currently treated with an acetyl- cholinesterase inhibitor.  The results indicated that patients treated with memantine 28 mg extended-release formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we intend to prepare a NDA for this new formulation.

Cariprazine:  In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd. (or Richter), based in Budapest, Hungary, for the development of and exclusive United States rights to Richter's cariprazine (RGH 188) and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.

In September 2008, we received positive preliminary top-line results from a Phase II study of cariprazine in patients with acute mania associated with bipolar disorder.  A review of top-line results of a Phase II study in schizophrenia indicated that cariprazine demonstrated a nominally statistical significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance.  Based on the review of the results, we and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients.  This study is being performed in order to better determine an optimal dose to take into the planned Phase III program.  We expect to report this data in the second half of calendar 2009.  In addition, two Phase II studies to explore the safety and efficacy of cariprazine in bipolar depression and as adjunct therapy in major depressive disorder will begin later this year.

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

In addition to five years of Hatch-Waxman exclusivity which would be granted upon approval, Richter owns pending U.S. patent applications covering the cariprazine compound that if issued, will expire in 2024.

Radiprodil (RGH-896) and mGLUR1/5 Compounds:  In November 2005, we entered into two new collaboration agreements with Richter with whom we are currently developing cariprazine for the treatment of schizophrenia and bipolar mania.

The first collaboration will focus upon a group of compounds that target the NR2B receptor that will be developed for the treatment of chronic pain and other central nervous system (or CNS) conditions.  Radiprodil is the first of this group and is currently in Phase II in patients with diabetic peripheral neuropathic pain with results expected in calendar year 2010.  We paid Richter an upfront payment and will become obligated to pay milestone payments based upon achievement of development objectives.  The two companies will jointly fund the development program.  Forest has exclusive marketing rights in the United States and Canada and will pay Richter a royalty on net sales.  In addition to five years Hatch-Waxman exclusivity that would be granted upon approval, radiprodil is covered by a U.S. composition of matter patent that expires in 2024, subject to possible patent term extension.

The second new collaboration will focus upon a series of novel compounds that target metabotropic glutamate receptors (or mGLUR1/5).  mGLUR1/5 antagonists represent novel potential agents for the treatment of anxiety, depression and other CNS conditions.  Forest and Richter intend to advance promising leads to clinical trials within the next two to three years.  We paid Richter an upfront payment and will pay milestone payments based upon the achievement of development objectives in addition to royalties.  We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union.  The two companies will share rights in other countries.

Oglemilast:  In September 2004, we entered into a collaboration and license agreement with Glenmark Pharmaceuticals Ltd. (or Glenmark), of Mumbai, India, covering oglemilast (GRC 3886) Glenmark's PDE4 inhibitor.  Oglemilast is a novel, orally available phosphodiesterase-IV (or PDE4) inhibitor in development for COPD and asthma, and may also have use in other conditions.

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

We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009.  Glenmark is conducting a Phase II study in adult patients with asthma.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, oglemilast is covered by a U.S. composition of matter patent that expires in 2024, subject to possible patent term extension.

We will develop, register and commercialize oglemilast for the North American market, while Glenmark will retain commercialization rights for the rest of the world.  We paid Glenmark an upfront payment upon initiation of the agreement and additional payments upon the successful completion of other development milestones.  We will be required to pay future milestones if the development and commercialization of the product is successfully completed in the North American market.  Additionally, after commercial launch, Glenmark will earn a royalty from us on net sales of the product, and will supply all of the active pharmaceutical ingredient required by us.

Co-Promotion of Benicar® with Daiichi Sankyo:  In December 2001, we entered into a co-promotion agreement with Daiichi Sankyo (or Sankyo) for the co-promotion in the United States of Benicar (olmesartan medoxomil) an angiotensin receptor blocker (or ARB) discovered and developed by Sankyo for the treatment of hypertension.  The NDA for Benicar was approved by the FDA in April 2002.  In August 2003, the FDA approved Benicar HCT®, a combination of Benicar and hydrochlorothiazide, which was also jointly promoted by Forest and Sankyo.

Pursuant to the co-promotion agreement with Sankyo, we shared with Sankyo in the detailing of the product to physicians, hospitals, managed care organizations and other institutional users of pharmaceutical products over a six-year period ended March 31, 2008 (we subsequently agreed to perform limited additional detailing through May 2008).  We received co-promotion income based upon the relative contribution of the two companies to the co-promotion effort through fiscal year ended March 31, 2008, and will receive residual payments on a reduced basis following the end of the co-promotion period based on sales levels achieved through the fiscal year ending March 31, 2014.  During fiscal 2009, we received co-promotion income of $195,563,000.  According to market share data published by IMS, an independent prescription audit firm, as of April 30, 2009, Benicar and Benicar HCT achieved a combined 18.33% share of total prescriptions in the ARB market.  Benicar and Benicar HCT are covered by a U.S. composition of matter patent that expires in 2016.  Sankyo has sued a generic manufacturer for infringing this patent after an ANDA was submitted seeking FDA approval to distribute generic versions of Benicar.  A bench trial in this lawsuit was completed in April 2009.

Effective July 1, 2008, we terminated our co-promotion agreement for Azor® (amlodipine and olmesartan medoxomil), Sankyo’s fixed-dose combination of two antihypertensives, the calcium channel blocker amlodipine besylate and the angiotensin receptor blocker olmesartan medoxomil.  In connection with this termination, we recorded a one-time charge of approximately $44,100,000 which is comprised of a one-time payment to Sankyo of approximately $26,600,000 related to the termination of the agreement and $17,500,000 related to the unamortized portion of the initial upfront payment.  We determined that the resources we had allocated to the Azor co-promotion would be better utilized in providing additional support for our other currently marketed products.

Share Repurchase Program:  On May 18, 2006 our Board of Directors (or the Board) authorized a share repurchase program for up to 25 million shares of our common stock (or the 2007 Repurchase Program).  On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock.  The authorizations became effective immediately and have no set expiration dates.  We expect to make the repurchases from time to time on the open market, depending on market conditions.  As of May 28, 2009, 29,346,700 shares have been repurchased and we continue to have authority to purchase up to an additional 5,653,300 shares under the 2007 Repurchase Program.

Principal Products

We actively promote in the United States those branded products which we believe have the most potential for growth and patient benefit, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products.  Such products include:  Lexapro, our SSRI for the treatment of major depression and GAD; Namenda, our NMDA antagonist for the treatment of moderate and severe Alzheimer's disease; Bystolic, our beta-blocker for the treatment of hypertension; and Savella, our newest product, a dual reuptake inhibitor for the treatment of fibromyalgia.

Sales of Lexapro, launched in September 2002, accounted for 63% of our sales for the fiscal year ended March 31, 2009 and 66% of our sales for our fiscal years 2008 and 2007.

Sales of Namenda, launched in December 2003, accounted for 26% of our sales for the fiscal year ended March 31, 2009 and 24% and 21%, respectively, of our sales for fiscal years 2008 and 2007.

Our generic line, marketed by our Inwood Laboratories, Inc. subsidiary, includes generic equivalents to certain of our branded products, including Tiazac®, as well as products using our controlled release technology.

Our United Kingdom and Ireland subsidiaries sell both ethical products and over-the-counter preparations.  Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of cystic fibrosis; Infacol®, used to treat infant colic; and Exorex®, used in the treatment of eczema and psoriasis.

Marketing

In the United States, we directly market our products through our domestic salesforces, Forest Pharmaceuticals, Forest Therapeutics, Forest Healthcare, Forest Ethicare and Forest Specialty Sales, currently numbering approximately 2,700 persons, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  In the United Kingdom, our Forest Laboratories U.K. subsidiary's salesforce, currently 41 persons, markets its products directly.  Our products are sold elsewhere through independent distributors.

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

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2009	2008	2007
McKesson Drug Company	37%	38%	37%
Cardinal Health, Inc.	33%	30%	27%
AmeriSource Bergen Corporation	19%	15%	13%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

Financial Information About Segments and Geographic Area

The Company and its subsidiaries, which are located in the U.S., Ireland and the United Kingdom, operate in only one segment: the manufacture and marketing of ethical and other pharmaceutical products.  Data regarding revenues from principal customers, net sales and long-lived assets for each of the last three fiscal years, where applicable, and information concerning the geographic areas in which we operate is presented in “Note 3 – Business Operations” in the accompanying “Notes to Consolidated Financial Statements” incorporated by reference herein.

Environmental Standards

We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Raw Materials

The active pharmaceutical ingredients in our principal promoted products, including Lexapro, Namenda, Bystolic and Savella, are patented or otherwise available to us only pursuant to our contractual arrangements with our licensing partners.  Other raw materials used by us are purchased in the open market.  We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

Product Liability Insurance

We currently maintain $140 million of product liability coverage per "occurrence" and in the aggregate.  Although in the past there have been product liability claims asserted against us, none for which we have been found liable, there can be no assurance that all potential claims which may be asserted against us in the future would be covered by our present insurance.  See “Item 3. Legal Proceedings” and “Item 1A. Risk Factors”.

Research and Development

During the fiscal year ended March 31, 2009, we spent $661,294,000 for research and development, as compared to $670,973,000 and $941,003,000 in the fiscal years ended March 31, 2008 and 2007, respectively.  Included in research and development expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development.  Research and development expenses for fiscal 2009 included an upfront payment of $75,000,000 to Phenomix in connection with acquiring product rights to dutogliptin and an upfront payment of $75,000,000 paid to Pierre Fabre in connection with acquiring product rights to F2695.  Research and development expense for fiscal 2008 included an upfront payment of $70,000,000 in connection with the collaboration agreement with Ironwood for the rights to co-develop and co-market linaclotide and an upfront license payment of approximately $110,000,000 made to Novexel in connection with the acquisition of rights to develop, manufacture and commercialize NXL104 in combination with ceftaroline.  Research and development expenses for fiscal 2007 included approximately $476,000,000 of acquisition and related costs incurred in the acquisition of Cerexa, which was treated as the acquisition of in-process research and development and approximately $60,000,000 in upfront license payments to Almirall for aclidinium.  Other research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

At March 31, 2009, we had a total of 5,225 employees.

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

The following patents, licenses and trademarks are significant for Forest’s business:  those related to Lexapro (escitalopram oxalate), those related to Namenda (memantine hydrochloride), those related to Benicar (olmesartan medoxomil) and Benicar HCT (olmesartan medoxomil and hydrochlorothiazide), those related to Bystolic (nebivolol hydrochloride) and those related to Savella (milnacipran hydrochloride).  The U.S. composition of matter patent covering Lexapro is licensed from Lundbeck and will expire in 2012.  The principal U.S. method of use patent related to Namenda is licensed from Merz and expires in 2015.  The U.S. composition of matter patent covering Benicar and Benicar HCT is owned by Sankyo and expires in 2016.  A U.S. method of use patent related to Benicar HCT expires in 2021.  Forest and Sankyo are parties to a co-promotion agreement with respect to Benicar and Benicar HCT pursuant to which Forest will continue to receive contract revenues through March 2014.  The U.S. pharmaceutical composition of matter patent covering Bystolic is licensed from Mylan (which in turn licensed the patent from Janssen Pharmaceutica N.V.) and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021).  In November 2008, the United States Patent and Trademark Office closed the prosecution of the merits of reexamination proceedings for the patents covering Bystolic and confirmed the validity of the previously granted claims.  The principal method of use patent covering Savella is licensed from Cypress and expires in 2021 (Forest has submitted a patent term extension application to extend this patent until 2023).  Litigation involving Forest’s patents covering Lexapro and Namenda is discussed at “Item 3. Legal Proceedings”.

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

ITEM 1A.  RISK FACTORS

We operate in an industry which involves a number of significant risks, some of which are beyond our control.  The following discussion highlights some of these risks and others are discussed elsewhere in this Form 10-K.  The risks discussed herein and other risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.  Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair our business operations.  You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before making an investment decision with respect to the Company’s securities.  This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere.  See “Item 1. Business” Cautionary Statement Regarding Forward-Looking Statements.

We are Substantially Dependent on Sales of Our Two Principal Products.

For the 2009 fiscal year, sales of Lexapro and Namenda accounted for 63% and 26%, respectively, of our net sales.  Any unexpected negative development with respect to such products (for example, loss of market exclusivity or an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity.  While the validity and enforceability of our patent covering escitalopram, the active ingredient in Lexapro, were upheld in September 2007 by decision of the United States Court of Appeals for the Federal Circuit, we are currently prosecuting patent infringement litigation against a generic manufacturer who is seeking FDA approval to market a generic equivalent to Lexapro.  A bench trial in this litigation, originally scheduled to begin April 27, 2009, was adjourned until June 1, 2009.  In addition, we have instituted patent infringement litigation against multiple generic manufacturers who are seeking FDA approval to market generic versions of Namenda.  See “Item 3. Legal Proceedings”.

If We Are Unable to Successfully Develop or Commercialize New Products, Our Operating Results May Suffer.

Our future results of operations will depend to a significant degree upon our ability to successfully develop and commercialize new products.  New product development is subject to a great deal of uncertainty, risk and expense.  Promising pharmaceutical candidates may fail at various stages of the research and development process, often after a great deal of financial and other resources have been invested in their exploration and development.  Even where pharmaceutical development is successfully completed, a product may fail to reach the market or have limited commercial success because the safety and efficacy profile achieved during the course of development is not as favorable as originally anticipated or is viewed by the marketplace as less favorable in comparison to new and competing therapies which may become available during the lengthy period of drug development.

The Company cannot state with certainty when or whether any of its products now under development will be approved or launched; whether it will be able to develop, license or otherwise acquire compounds, product candidates or products; or whether any products, once launched, will be commercially successful.  The Company must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover its substantial research and development costs and to replace sales that are lost as profitable products lose patent protection or are displaced by competing products or therapies.  Failure to do so in the short-term or long-term would have a material adverse effect on the Company’s business, results of operations, cash flow, financial position and prospects.

Regulatory Compliance Issues Could Materially Affect Our Financial Position and Results of Operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities.  Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payers) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.  See “Item 3. Legal Proceedings” for information about pending government investigations and litigation concerning our marketing and promotional practices and certain third-party payor litigation pending against the Company.  In addition, the manufacturing, testing, storage and shipment of pharmaceutical products is highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues.  Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Our Business Depends on Intellectual Property Protection.

Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  See “Item 3. Legal Proceedings” for a description of pending patent litigation involving Lexapro and Namenda, our two principal products.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants.  It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach.  It is also possible that our trade secrets will become known or independently developed by our competitors.

Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing the Company’s sales of that product.  Availability of generic substitutes for the Company’s drugs may adversely affect its results of operations and cash flow.  In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs.

If we are unable to adequately protect our technology, trade secrets or propriety know-how, or enforce our patents, our results of operations, financial condition and cash flows could suffer.

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

Our Business Could be Negatively Affected by the Performance of Our Collaboration Partners.

Our principal products, as well as certain of our principal product development opportunities, involve strategic alliances with other companies.  Our alliance partners typically possess significant patents or other technology which are licensed to us and remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based.  While some of our collaboration partners are large well-established companies, others are smaller companies, often in the “start-up” stage.  A failure or inability of our partners to perform their collaboration obligations could materially negatively affect our operations or business plans.  In addition, while our relationships with our strategic partners have been good, differences of opinion upon significant matters arise from time to time.  Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance.

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

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

As more fully discussed in “Item 3. Legal Proceedings”, we are subject to approximately 75 legal actions asserting product liability claims relating to the use of Celexa or Lexapro.  These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns.  We believe that suicide and related events are inherent in the symptoms and consequences of major depressive disorder and therefore these types of occurrences are not unexpected from patients who are being treated for such condition, including patients who may be using our products.  While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland.  Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-U.S. operations and the U.S., could increase our effective tax rate and negatively affect our results of operations.  Our transfer pricing is the subject of an ongoing audit by the U.S. Internal Revenue Service (or IRS).  In connection with such audit, the IRS has issued a Revenue Agent Report which seeks to assess approximately $206.7 million of additional corporation income tax with respect to the 2002 and 2003 fiscal years, excluding interest and penalties.  We continue to disagree with the IRS position and have filed a formal written protest of the proposed adjustment.  If the IRS prevails in a position that increases the U.S. tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material.  See Note 15 to our Consolidated Financial Statements incorporated by reference herein.

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

As described immediately above, many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners.  In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Lexapro and Namenda.  Difficulties or delays in product manufacture, both within and outside of our control, or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own a 387,000 square foot building on 28 acres in Commack, New York.  This facility is used for packaging, warehousing, administration and sales training.  In addition, we lease a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training.  We also own a 105,000 square foot facility in Hauppauge, which is used for warehousing, administrative offices and clinical packaging.  We lease an additional 57,000 square foot facility in Hauppauge, which is used for our information technology departments.

We own buildings of 180,000, 100,000 and 20,000 square feet in Commack, New York, which are or will be part of our research and development complex.  The 100,000 and 20,000 square foot facilities are operational; the 180,000 square foot facility (on 11 acres) is currently sub-leased to a tenant through fiscal 2014.  We also lease 28,000 square feet in Hauppauge, as well as approximately 59,000 square feet in Farmingdale, New York, both of which facilities are used as laboratory testing facilities.

We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York.  The lease expires in 2010.

We also lease approximately 238,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel.  The lease expires in 2017.

Forest Pharmaceuticals, Inc. (or FPI), our wholly-owned subsidiary, owns two facilities in Cincinnati, Ohio, aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration.  In St. Louis, Missouri, FPI owns a 495,000 square foot facility on 26 acres of land.  This facility is being used for manufacturing, warehousing, distribution and administration.  FPI also owns a 40,000 square foot facility near its distribution center, which is being used as offices and a data center.

Cerexa, Inc., our wholly-owned subsidiary, leases approximately 38,000 square feet of office space in Oakland, California, which is used by research and administrative personnel.  The lease expires in 2016.

Forest Laboratories UK, our wholly-owned subsidiary, owns an approximately 95,000 square foot complex in the London suburb of Bexley, England and leases approximately 7,500 square feet of office space in Dartford Crossing, also a suburb of London.

Our wholly owned subsidiary, Forest Tosara Ltd., owns a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland.  Forest Ireland Limited, a wholly-owned subsidiary, owns two plants in Clonshaugh, Dublin totaling 220,000 square feet which are used principally for the manufacture and distribution to the United States of Lexapro, Namenda, Bystolic and Savella tablets.

We believe that our current facilities will adequately meet our operating needs for the foreseeable future.

Net rentals for leased space for the fiscal year ended March 31, 2009 aggregated approximately $17,790,000 and for the fiscal year ended March 31, 2008 aggregated approximately $17,694,000.

ITEM 3.  LEGAL PROCEEDINGS

We remain a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products.  In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products.  The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages.  The Judicial Panel on Multi-District Litigation ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption “In re Brand Name Prescription Drugs Antitrust Litigation.”

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including Forest, were granted a directed verdict by the trial court after the plaintiffs had concluded their case.  In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated “the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent.”  The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in our favor.

Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants due to plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to plaintiffs’ effort to obtain injunctive relief.  It is likely that the plaintiffs will pursue an appeal of both rulings.

In December 2008, we entered into a definitive Stipulation of Settlement with respect to consolidated securities class action cases pending against us and certain of our executive officers in the United States District Court for the Southern District of New York under the caption “In re Forest Laboratories, Inc. Securities Litigation” pursuant to which we paid $65 million to settle these actions.  The cases alleged that defendants made materially false and misleading statements and omitted to state material facts with respect to our drugs for the treatment of depression.  The settlement was approved by the Court following a hearing held in April 2009.  While we believe a majority of the settlement will be covered by our insurance and we are engaged in discussions with the carriers concerning their liability for payment, we have recorded a $25 million expense in connection with this settlement.  In addition, our directors and certain of our officers have been named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH).”  The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing our control and mismanaging the Company and wasting corporate assets.  The complaint seeks damages in an unspecified amount and various forms of equitable relief.  In September 2006, the Court granted our motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors.  By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until June 30, 2009.

In April 2009, a new derivative action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence S. Olanoff, et al, Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants was filed in New York State Supreme Court, alleging that our directors and certain officers breached their fiduciary duties to the Company in connection with disclosure of Celexa and Lexapro pediatric studies and alleged improper marketing of Celexa and Lexapro, and thereby caused Forest to be harmed by incurring the $65 million settlement of the securities class action described above and exposed Forest to possible damages and fines in connection with the matters alleged in the amended complaint filed by the United States Government in the qui tam actions described below.  The complaint also alleges that some defendants sold shares of Forest stock at inflated prices and thereby harmed the Company (even though the shares were not purchased by the Company).  Most of the substantive allegations in this complaint (other than those relating specifically to the recently filed amended complaint in the qui tam actions described below) were also made in the derivative action in federal court described above which was dismissed because the plaintiffs did not make a pre-suit demand on our Board of Directors.  We intend to vigorously defend this action.

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (or AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005) and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including RICO claims brought by various New York counties whose remaining claims are pending in the MDL proceeding in Massachusetts.  The Utah motion was granted with leave to replead.  Discovery is ongoing.  As of the date of this report, a trial is scheduled with respect to Forest in Hawaii on July 5, 2010.  In May 2009, several defendants, including Forest, reached an agreement in principle to settle the action brought by the State of Alabama.  Forest’s share of the settlement payment is not material to Forest’s financial condition or results of operations and is fully covered by established reserves.  It is not anticipated that any other trials involving Forest will take place before the end of calendar 2010.

The United States Attorney’s Office for the District of Massachusetts is investigating whether we may have committed civil or criminal violations of the federal “Anti-Kickback” laws and laws and regulations related to “off-label” promotional activities in connection with our marketing of Celexa, Lexapro and other products.  As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox.  The subpoenas request documents relating to a broad range of our marketing and promotional activities during the period from January 1, 1997 to the present.  In April 2006, we received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning our manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism.  We understand that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid.  In connection with this investigation, in February 2009 the United States Attorney’s Office filed an amended complaint against the Company in two qui tam lawsuits relating to our marketing practices which had been filed under seal.  The amended complaint, under the caption “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.; United States of America ex rel. Joseph Piacentile, et al. v. Forest Laboratories, Inc.” was made publicly available in February 2009.  The amended complaint details allegations of the government’s view of Forest’s conduct and includes allegations with respect to off-label promotion, activities deemed to be “kickbacks” and disclosure issues relating to a failed pediatric trial of Lexapro.  We are continuing to cooperate with this investigation and to discuss these issues with the government.  During fiscal 2009, we recorded an expense of $170 million in connection with this investigation and litigation.  There can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of this amount.

In March 2009, Forest was named as a defendant in two actions purportedly brought as class actions on behalf of various persons and entities that purchased or reimbursed the purchase of Celexa or Lexapro from 1998 to the present for use by a minor.  One such action, captioned “Universal Care, Inc., Angela Jaeckel and Melvin M. Fullmer v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.”, was brought in the United States District Court for the Eastern District of Missouri; the other action is captioned “New Mexico UFCW Union’s and Employers’ Health and Welfare Trust Fund v. Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., Pfizer, Inc. and Warner Lambert Company” and was brought in the United States District Court for the Eastern District of New York.  The cases allege Federal and state law causes of action arising from Forest’s marketing of Celexa and Lexapro.  Forest intends to vigorously defend against these actions, which are in the preliminary stage.  We have initially filed a motion to consolidate these actions, together with any similar actions which may be filed in the future, in a multi-district proceeding.

We received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to our commercial relationship with Omnicare, Inc. (or Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning our contracts with Omnicare, and rebates and other payments made by us to Omnicare.  We understand that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others.  We are cooperating in this investigation.

In September 2007, the United States Court of Appeals for the Federal Circuit upheld the validity of our composition of matter patent covering Lexapro and the decision of the United States District Court for the District of Delaware granting us an injunction preventing Teva from marketing a generic version of Lexapro.  In July 2006, we and Lundbeck commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories, Ltd., who had filed an ANDA with the FDA seeking to market a generic equivalent to Lexapro, in the United States District Court for the Eastern District of Michigan under the caption Forest Laboratories, Inc. et al. v. Caraco Pharmaceutical Laboratories, Ltd. et al.  Caraco has stipulated to infringing our patent leaving only its invalidity defenses to be litigated. A five day bench trial originally scheduled to begin on April 27, 2009 was adjourned until June 1, 2009.

In February 2007, Caraco filed a single-count declaratory judgment action against us and Lundbeck in the United States District Court for the Eastern District of Michigan for non-infringement of a different patent for Lexapro that is listed in the FDA’s Orange Book.  After Forest and Lundbeck granted Caraco an irrevocable covenant not to sue, Chief Judge Freidman dismissed Caraco’s action for lack of subject matter jurisdiction.  On April 1, 2008, a three-judge panel of the United States Court of Appeals for the Federal Circuit reversed and remanded Chief Judge Freidman’s decision.  Our requests for panel rehearing and rehearing en banc at the Federal Circuit and certiorari at the Supreme Court were unsuccessful.  Accordingly, the case is proceeding in the district court with a trial scheduled to begin on October 27, 2009.

In January 2009, Caraco also filed a single-count declaratory judgment action against us and Lundbeck in the United States District Court for the Eastern District of Michigan for non-infringement of a third patent for Lexapro that is listed in the FDA’s Orange Book.  In March 2009, Forest filed its Answer denying Caraco’s claim and counterclaiming for patent infringement.  No case schedule or trial date has been set.

Beginning in January 2008, Forest and Merz, our licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts, including the United States District Court for the Eastern District of North Carolina, against several companies (including Teva, Mylan and Barr Laboratories, Inc.) who have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda.  The lawsuits filed in districts other than Delaware were withdrawn after all but two defendants consented to jurisdiction in Delaware.  The cases in Delaware have been consolidated under the caption Forest Laboratories, Inc. et al. v. Cobalt Laboratories Inc. et al.  Two defendants have contested jurisdiction in such court and have moved to dismiss for lack of personal jurisdiction.  The magistrate judge issued a Report and Recommendation in March 2009, finding that the cases against those defendants should be transferred to the District of New Jersey.  The issue will now be considered by the district court judge.  This action is currently in the discovery phase, with fact discovery currently scheduled to close on June 1, 2009 and expert discovery scheduled to be completed by September 11, 2009.  A trial date has been set for April 5, 2010.

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

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against us and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, H. Lundbeck Inc. and Forest Laboratories, Inc.  In the action, the plaintiff alleges that the importation and sale in the United States of “citalopram products” by Lundbeck and us infringes certain claims of a manufacturing process patent owned by plaintiff.  The action seeks injunctive relief as well as damages under U.S. patent laws.  We believe that the plaintiff’s claim is without merit.  Further, we believe that our license agreements with Lundbeck require Lundbeck to indemnify us from the cost of defending this action and from any associated damages or awards.  A trial is scheduled to begin on September 28, 2009.

We have been named in approximately 75 product liability lawsuits that remain active.  Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide.  Twenty-seven of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns.  The suits seek substantial compensatory and punitive damages.  We are vigorously defending these suits.  A multi-district proceeding (or MDL) has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  Except for two federal court cases, the birth defect cases have been consolidated in Cole County Circuit Court in Missouri.

We expect the MDL will ease the burden of defending these cases.  While litigation is inherently subject to uncertainty and accordingly we cannot predict or determine the outcome of this litigation, we believe there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  We currently maintain $140 million of product liability coverage per “occurrence” and in the aggregate.

We received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to our use of the “nominal price” exception to the Medicaid program’s “Best Price” rules.  We understand that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that office’s investigation of the use of the “nominal price” exception.  We have complied with the subpoenas.

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

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Performance Graph

The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report to Stockholders for the fiscal year ended March 31, 2009 (or 2009 Annual Report).

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for the share repurchase program.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

On May 18, 2006 the Board authorized a share repurchase program (or 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock.  The authorizations became effective immediately and have no set expiration dates.  We expect to make the repurchases from time to time on the open market, depending on market conditions and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.  As of May 28, 2009, 29,346,700 shares have been repurchased and we continue to have authority to purchase up to an additional 5,653,300 shares under the 2007 Repurchase Program.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information under the heading Selected Financial Data in our 2009 Annual Report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information under the heading Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the related Reports of Independent Registered Public Accounting Firm in our 2009 Annual Report.

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

Internal Control Over Financial Reporting

Management's report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2009 Annual Report under the headings Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III of this Form 10-K is incorporated by reference from Forest's definitive proxy statement to be filed with the SEC not later than 120 days after our fiscal year ended March 31, 2009, (or the Proxy Statement) pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest's 2009 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Election of Directors,” “Named Executive Officers of Forest,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following sets forth certain information as of March 31, 2009 with respect to our compensation plans under which Forest securities may be issued:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	18,853,356	$38.58	6,292,990
Equity compensation plans not approved by security holders		N/A
Total	18,853,356	$38.58	6,292,990

Additional information required by this item is incorporated by reference to the section entitled “Security Ownership of Principal Stockholders and Management” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial statements.  The following consolidated financial statements of Forest Laboratories, Inc. and its subsidiaries are incorporated by reference to the 2009 Annual Report, as provided in Item 8 hereof:

Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets – March 31, 2009 and 2008

Consolidated statements of income – years ended March 31, 2009, 2008 and 2007

Consolidated statements of comprehensive income – years ended March 31, 2009, 2008 and 2007

Consolidated statements of stockholders' equity – years ended March 31, 2009, 2008 and 2007

Consolidated statements of cash flows – years ended March 31, 2009, 2008 and 2007

Notes to consolidated financial statements
2.	Financial statement schedules. The following consolidated financial statement schedules of Forest Laboratories, Inc. and its subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm	S-1
Schedule II	Valuation and Qualifying Accounts	S-2

All other schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits:

(3)(a)	Articles of Incorporation of Forest, as amended and restated. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(3)(b)	Bylaws of Forest, as amended. Incorporated by reference to Forest's Current Report on Form 8-K dated March 2, 2009.

(10)	Material Contracts

10.1
Benefit Continuation Agreement dated as of December 1, 1989 between Forest and Howard Solomon.  Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (or 1990 l0-K).

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3
Amended and Restated Change of Control Employment Agreement between Forest and Howard Solomon dated October 29, 2008.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2008 (or December 31, 2008 10-Q).

10.4	Amended and Restated Change of Control Employment Agreement between Forest and Elaine Hochberg dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.5	Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr. Incorporated by reference to Forest's Current Report on Form 8-K dated September 30, 2004.

10.6	Amended and Restated Change of Control Employment Agreement between Forest and Francis I. Perier, Jr. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.7	Letter Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein. Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.8	Amended and Restated Change of Control Employment Agreement between Forest and Herschel Weinstein dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.9	Letter Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Lawrence S. Olanoff, M.D., Ph.D dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.11	Letter Agreement dated June 15, 2007 between Forest and Dr. Marco Taglietti.

10.12	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.13	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.14	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.15	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.16	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 1998.

10.17	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2000.

10.18	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement for the fiscal year ended March 31, 2004.

10.19	2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Proxy Statement for the fiscal year ended March 31, 2007.

10.20
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Form S-8 on Registration Statement No. 333-145415, dated August 13, 2007.

10.21
Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007 (or September 30, 2007 10-Q).

10.22
Form of Employee Restricted Stock Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (or 2008 10-K).

10.23	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to September 30, 2007 10-Q.

10.24
Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc.  Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (or 2002 10-K).*

10.25	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.26	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.27
License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited.  Incorporated by reference to Forest's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.*

10.28
Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Limited and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.*

10.29
Agreement and Plan of Merger dated December 13, 2006 by and among Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc. and Dennis Podlesak and Eckard Weber, M.D., as Shareholders’ Agents.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.*

10.30	Nebivolol Development and Commercialization Agreement by and between Forest Laboratories Holdings Limited and Mylan Inc. dated as of January 6, 2006. Incorporated by reference to the 2008 10-K.*

10.31
Amendment Agreement, dated as of February 27, 2008, by and between Forest Laboratories Holdings Limited and Mylan Inc. to that certain Nebivolol Development and Commercialization Agreement dated as of January 6, 2006.  Incorporated by reference to the 2008 10-K.

10.32
Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K dated December 7, 2007.

10.33
License and Collaboration Agreement (the “Cypress License”) dated January 9, 2004 between the Registrant and Cypress Bioscience, Inc. (“Cypress”) filed as Exhibit 10.26 to Cypress’s Annual Report on the Form 10-K of Cypress for the year ended December 31, 2003 (or Cypress 2003 10-K).*

10.34	Side Letter dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Medicament filed as Exhibit 10.27 to the Cypress 2003 10-K.*

10.35	Letter Agreement dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Medicament filed as Exhibit 10.28 to the Cypress 2003 10-K.*

10.36	Amendment to the Cypress License filed as Exhibit 10.1 to Cypress’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005*

13	Portions of the Registrant's 2009 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language ("XBRL"):  (i) Consolidated Balance Sheets – March 31, 2009 and 2008, (ii) Consolidated Statements of Income – years ended March 31, 2009, 2008 and 2007, (iii) Consolidated Statements of Comprehensive Income – years ended March 31, 2009, 2008 and 2007, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2009, 2008 and 2007, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2009, 2008 and 2007 and (vi) the Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.  The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the information in Exhibit 101 of this Annual Report on Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific references in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2009

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	May 29, 2009
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	President, Chief Operating Officer and Director	May 29, 2009
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	May 29, 2009
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 29, 2009
/s/ William J. Candee, III William J. Candee, III	Director	May 29, 2009
/s/ George S. Cohan George S. Cohan	Director	May 29, 2009
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 29, 2009
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 29, 2009
/s/ Lester B. Salans Lester B. Salans	Director	May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 28, 2009 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2009
S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2009:

Allowance for doubtful accounts	$19,882,000	$ 618,000	$ 1,989,000	(i)	$18,511,000
Allowance for cash discounts	11,815,000	88,388,000	88,328,000	(ii)	11,875,000
Inventory reserve	18,770,000	1,817,000	6,414,000	(i)	14,173,000

Year ended March 31, 2008:

Allowance for doubtful accounts	$20,033,000	$ 906,000	$ 1,057,000	(i)	$19,882,000
Allowance for cash discounts	11,237,000	84,722,000	84,144,000	(ii)	11,815,000
Inventory reserve	22,165,000	5,100,000	8,495,000	(i)	18,770,000

Year ended March 31, 2007:

Allowance for doubtful accounts	$18,941,000	$ 1,280,000	$ 188,000	(i)	$20,033,000
Allowance for cash discounts	11,157,000	77,316,000	77,236,000	(ii)	11,237,000
Inventory reserve	12,004,000	11,536,000	1,375,000	(i)	22,165,000

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2009.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2009 and March 31, 2008 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2009, and our report dated May 28, 2009 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 Forest Laboratories, Inc. and Subsidiaries adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 28, 2009 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 28, 2009

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2009	2008
Assets

Current assets:
Cash (including cash equivalent investments of $1,337,871 in 2009 and $833,018 in 2008)	$1,338,905	$833,052
Marketable securities	1,242,017	1,073,117
Accounts receivable, less allowance for doubtful accounts of $18,511 in 2009 and $19,882 in 2008	449,444	445,987
Inventories, net	393,527	425,138
Deferred income taxes	217,811	226,095
Other current assets	144,250	33,260
Total current assets	3,785,954	3,036,649

Marketable securities	449,793	534,480

Property, plant and equipment:
Land and buildings	309,285	309,474
Machinery, equipment and other	276,754	257,857
	586,039	567,331
Less: accumulated depreciation	240,104	217,294
	345,935	350,037
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, net	497,897	527,787
Deferred income taxes	100,758	59,778
Other assets	1,506	1,671
	615,126	604,201

	$5,196,808	$4,525,367

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2009	2008
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$117,192	$223,720
Accrued expenses	700,636	387,105
Total current liabilities	817,828	610,825

Long-term liabilities:
Income tax liabilities	264,389	198,410
Deferred income taxes		815
	264,389	199,225
Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 422,268 shares in 2009 and 421,421 shares in 2008	42,227	42,142
Additional paid-in capital	1,491,239	1,434,172
Retained earnings	6,379,236	5,611,493
Accumulated other comprehensive (loss) income	(47,145)	34,592
Treasury stock, at cost (120,653 shares in 2009 and 110,014 shares in 2008)	(3,750,966)	(3,407,082)
	4,114,591	3,715,317

	$5,196,808	$4,525,367

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	YEARS ENDED MARCH 31,
	2009	2008	2007

Net sales	$3,636,055	$3,501,802	$3,183,324
Contract revenue	208,999	216,500	176,943
Interest income	74,410	108,680	80,200
Other income	3,318	9,347	1,318
	3,922,782	3,836,329	3,441,785

Costs and expenses:
Cost of sales	816,680	800,114	745,602
Selling, general and administrative	1,474,274	1,154,845	1,046,336
Research and development	661,294	670,973	941,003
	2,952,248	2,625,932	2,732,941

Income before income tax expense	970,534	1,210,397	708,844

Income tax expense	202,791	242,464	254,741

Net income	$767,743	$967,933	$454,103

Net income per share:

Basic	$2.53	$3.08	$1.43
Diluted	$2.52	$3.06	$1.41

Weighted average number of common shares outstanding:

Basic	303,609	314,660	318,539
Diluted	304,400	316,133	322,781

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2009	2008	2007

Net income	$767,743	$967,933	$454,103

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(36,448)	25,815	13,753
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain arising during the period, net of tax	(45,289)	(13,102)	1,364
Other comprehensive (loss) income	(81,737)	12,713	15,117

Comprehensive income	$686,006	$980,646	$469,220

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2009, 2008 AND 2007
(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2006	412,124	$41,212	$1,023,079	$4,203,253	$6,762	90,784	$2,576,497

Shares issued upon exercise of stock options	8,571	857	212,043
Treasury stock acquired from employees upon exercise of stock options						44	1,979
Purchase of treasury stock						10,315	472,279
Tax benefit related to stock options exercised by employees			78,372
Stock-based compensation			40,770
Other comprehensive income					15,117
Net income				454,103

Balance, March 31, 2007	420,695	42,069	1,354,264	4,657,356	21,879	101,143	3,050,755

Adoption of new accounting standard				(13,796)
Shares issued upon exercise of stock options and vesting of restricted stock	726	73	26,582
Purchase of treasury stock						8,871	356,327
Tax benefit related to stock options exercised by employees			11,069
Stock-based compensation			42,257
Other comprehensive income					12,713
Net income				967,933

Balance, March 31, 2008	421,421	42,142	1,434,172	5,611,493	34,592	110,014	3,407,082

Shares issued upon exercise of stock options and vesting of restricted stock	847	85	10,545
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						482	11,782
Purchase of treasury stock						10,157	332,102
Tax benefit related to stock options exercised by employees			2,419
Stock-based compensation			44,103
Other comprehensive loss					(81,737)
Net income				767,743

Balance, March 31, 2009	422,268	$42,227	$1,491,239	$6,379,236	$(47,145)	120,653	$3,750,966

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$767,743	$967,933	$454,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,266	47,101	45,444
Amortization, impairments and write-offs	53,241	44,646	55,699
Stock-based compensation expense	44,103	42,257	40,770
Deferred income tax benefit and other non-cash tax items	(26,770)	(21,477)	(84,919)
Foreign currency transaction gain	(2,095)	(2,051)	(779)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(3,457)	(63,332)	(16,117)
Inventories, net	31,611	9,025	201,556
Other current assets	(110,990)	(6,408)	(6,690)
Other assets	165	7,811	(8,225)
Increase in:
Accounts payable	(106,528)	69,106	13,703
Accrued expenses	313,531	54,110	90,205
Income tax liabilities	65,979	44,615	102,733

Net cash provided by operating activities	1,069,799	1,193,336	887,483

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,629)	(34,888)	(29,987)
Purchase of marketable securities	(2,236,142)	(3,141,953)	(2,559,653)
Redemption of marketable securities	2,151,929	2,983,699	2,018,325
Purchase of license agreements, product rights and other intangibles	(25,000)	(415,000)

Net cash used in investing activities	(149,842)	(608,142)	(571,315)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	10,630	26,655	210,920
Tax benefit realized from the exercise of stock options by employees	2,419	1,755	80,225
Purchase of treasury stock	(343,884)	(356,327)	(472,279)

Net cash used in financing activities	(330,835)	(327,917)	(181,134)

Effect of exchange rate changes on cash	(83,269)	12,112	14,050

Increase in cash and cash equivalents	505,853	269,389	149,084
Cash and cash equivalents, beginning of year	833,052	563,663	414,579
Cash and cash equivalents, end of year	$1,338,905	$833,052	$563,663

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$266,401	$226,022	$135,555

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

Estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities and certain contingencies.  The Company is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications.

Foreign currency translation: The statements of earnings of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates.  The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates.  The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in Accumulated other comprehensive income.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less and are readily convertible into cash at par value (cost).

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity.  As of fiscal years ended March 31, 2009 and 2008, the Company had no such pre-launch inventory quantities.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value based on quoted market prices in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and consist of high quality investments.

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

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2009 is construction in progress of $7,566 for facility expansions at various locations necessary to support the Company’s current and future operations.  Projects currently in-process or under evaluation are estimated to cost approximately $8,300 to complete.

Goodwill: The Company has made acquisitions in the past that include goodwill.  Goodwill is not amortized but is subject to an annual impairment test based on its estimated fair value.

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

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs.  The amounts of such costs are included in selling, general and administrative expense and are not material.

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

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined).  Profit sharing contributions are primarily at the discretion of the Company.  The savings plan contributions include a matching contribution made by the Company.  Savings and profit sharing contributions amounted to approximately $34,200, $32,100 and $29,500 for fiscal years 2009, 2008 and 2007, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (or SFAS 123R) takes into consideration the compensation cost attributed to future services not yet recognized.

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.  Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation and unrealized gains (losses) on securities which amounted to approximately $11,332 and ($58,477) at March 31, 2009 and $47,780 and ($13,188) at March 31, 2008, respectively.

Income taxes: The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (or FASB) Interpretation No. 48 (or FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Pursuant to FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.  See Note 15 for further discussion of the impact of adopting FIN 48.

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

In fiscal 2007, the Company elected to adopt the modified prospective application method provided by SFAS 123R, and accordingly, compensation expense of $44,103 ($35,583 net of tax), $42,257 ($35,423 net of tax) and $40,770 ($34,229 net of tax) was recorded to cost of sales, selling, general and administrative and research and development for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2009 was $98,644 pre-tax and the weighted-average period over which the cost is expected to be recognized is approximately 2.8 years.

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected stock price volatility	34.17%	31.15%	29.63%
Risk-free interest rate	2.8%	4.2%	4.8%
Expected life of options (years)	6	6	5

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

Recent accounting standards:  In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as fiscal 2015.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (or FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective as of the beginning of fiscal 2010.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company is currently evaluating the impact of adopting FSP 142-3.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (or SFAS 161).  SFAS 161 became effective on January 1, 2009.  This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The implementation of SFAS 161 was not material to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (or SFAS 141(R)) which is a revision of SFAS 141.  SFAS 141(R) requires an acquirer in a business combination to measure all assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the date of acquisition with limited exceptions.  This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  SFAS 141(R) will further require that acquired in-process research and development (or IPR&D) as of the acquisition date is to be capitalized at fair value.  Assets acquired and liabilities assumed arising from contingencies at the acquisition date are to be measured at their fair value and acquisition costs generally will be expensed as incurred.  This statement is effective for business combinations for which the acquisition date is on or after April 1, 2009.  This Statement will affect the Company’s accounting for any future acquisitions.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, “Accounting for Collaborative Arrangements” (or EITF 07-1).  This Issue defines a collaborative arrangement, establishes reporting requirements and clarifies the manner in which revenues, costs and sharing payments between parties and with third parties be presented in the consolidated statements of income.  This Issue is effective as of the beginning of fiscal 2010.  The Company is currently evaluating the impact of adopting EITF 07-1.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or EITF 07-3).  Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense when the related goods are delivered or services are performed, or when the goods or services are no longer expected to be provided.  The Company’s adoption of EITF 07-3 in fiscal 2009 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (or SFAS 157), “Fair Value Measurements” which the Company adopted as of the beginning of fiscal 2009.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The implementation of SFAS 157 was not material to the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of SFAS 157 to the beginning of fiscal 2010, and interim periods within those fiscal years for items within the scope of this FSP.  The Company is currently evaluating the impact of adopting FSP FAS 157-2 and does not anticipate a material effect.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (or SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and financial liabilities at fair value.  The purpose of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS 159 became effective as of the beginning of fiscal 2009.  The Company chose not to elect the fair value option for its financial instruments other than those already measured at fair value in accordance with SFAS 157.  As a result, the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (or FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective as of the beginning of fiscal 2010.  The Company is currently evaluating the impact of adopting FSP EITF 03-6-1.

2.  Net income per share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31,	2009	2008	2007
Basic	303,609	314,660	318,539
Effect of assumed conversion of employee stock options and restricted stock	791	1,473	4,242
Diluted	304,400	316,133	322,781

Options to purchase approximately 16,571, 12,312 and 6,000 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share were outstanding during a portion of fiscal years 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options expire through 2019.

3.  Business operations (In thousands):

The Company and its principal operating subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are made primarily in the United States and European markets.  The net sales and long-lived assets for the years ended March 31, 2009, 2008 and 2007, are from the Company's or one of its subsidiaries' country of origin, as follows:

	2009		2008		2007
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
United States	$3,567,989	$333,345	$3,433,233	$371,442	$3,121,091	$410,211
Ireland	19,926	520,548	17,729	513,559	13,680	121,610
United Kingdom	48,140	6,410	50,840	9,459	48,553	10,761
	$3,636,055	$860,303	$3,501,802	$894,460	$3,183,324	$542,582

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31,	2009	2008	2007
Central nervous system (CNS)	$3,268,561	$3,137,878	$2,794,685
Cardiovascular	94,359	35,616	50,199
Other	273,135	328,308	338,440
	$3,636,055	$3,501,802	$3,183,324

The Company's CNS franchise consisting of Lexapro®, Celexa® and Namenda® accounted for 90% of the Company's net sales for the years ended March 31, 2009 and 2008 and 88% for 2007.

The following illustrates net sales to the Company’s principal customers:

	2009	2008	2007
McKesson Drug Company	37%	38%	37%
Cardinal Health, Inc.	33%	30%	27%
AmeriSource Bergen Corporation	19%	15%	13%

4.  Accounts receivable (In thousands):

Accounts receivable, net, consists of the following:

March 31,	2009	2008
Trade	$351,697	$377,779
Other	97,747	68,208
	$449,444	$445,987

5.  Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

March 31,	2009	2008
Raw materials	$126,292	$234,288
Work in process	982	1,360
Finished goods	266,253	189,490
	$393,527	$425,138

6.  Acquisitions (In thousands):

On January 10, 2007, the Company acquired Cerexa, Inc. (or Cerexa), a biopharmaceutical company based in Oakland, California for approximately $494,000 in a merger pursuant to which Cerexa became a wholly-owned subsidiary of the Company.  The Company acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (or ceftaroline), a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic.  The acquisition of Cerexa also included a second development-stage hospital-based antibiotic, ME1036, which had shown activity against both aerobic and anaerobic gram-positive and gram-negative bacteria in preclinical studies.  The Company has discontinued development of the ME1036 compound. The rights to ceftaroline and ME1036 are in-licensed by Cerexa on an exclusive basis from Takeda Pharmaceutical Company and Meiji Seika Kaisha, Ltd., respectively.  The Company will be obligated to pay an additional $100,000 in the event that annual United States sales of ceftaroline exceed $500,000 during the five year period following product launch.  The acquisition was accounted for under the purchase method of accounting and accordingly, Cerexa’s results of operations are included in the accompanying consolidated financial statements from the acquisition date.

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

In order to determine the estimated fair value of IPR&D, the “income method” was utilized.  This method applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs.  These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends.  The estimated future net cash flows were then discounted to the present value using a discount rate of 16%.  This analysis was performed for each compound independently.

For purposes of applying the income method, the projected launch dates following FDA approval were estimated for ceftaroline and ME1036, at which times the Company would expect the resulting products to generate cash flows.  The cost to complete these development programs will depend on whether these programs are brought to their final stages of development and are ultimately submitted to the FDA for approval.  All internal and external research and development expenses are expensed as incurred.  All of the development programs are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA or other regulatory approvals.

In June 2008, the Company reported positive results from two globally conducted, multi-center Phase III studies of ceftaroline for cSSSI.  Two Phase III studies for CAP are ongoing and results of those studies are expected by the second quarter of calendar 2009.  The data from these two indications, if supportive, will serve as the planned submission package to the FDA for initial marketing approval, anticipated to be filed around the end of calendar 2009.

7.   Fair value measurements (In thousands):

In the first quarter of fiscal 2009, the Company adopted SFAS 157, “Fair Value Measurements.”  This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

The Company’s financial assets adjusted to fair value at March 31, 2009 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, variable rate demand notes, floating rate notes and auction rate securities (or ARS).  These assets are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,144,662	$1,144,662
Municipal bonds and notes	218,246		$218,246
Commercial paper	969,446	411,530	557,916
Variable rate demand notes	158,309		158,309
Floating rate notes	367,747		367,747
Auction rate securities	36,839			$36,839

As of March 31, 2009, the Company has determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows and expected holding periods for the ARS.  As a result of this analysis, for the year ended March 31, 2009, the Company recorded a temporary impairment loss of $1,906 relating to the ARS portfolio.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

	Year Ended March 31, 2009
Balance at March 31, 2008	$
Transfers to Level 3		38,795
Sales		(50)
Gains and losses reported in Accumulated other comprehensive income		(1,906)
Balance at March 31, 2009		$36,839

There were no purchases or material realized gains or losses within the Level 3 ARS during the year ended March 31, 2009.

Money market accounts are included in cash and cash equivalents on the accompanying balance sheets and are classified as Level 1 assets.  Certain commercial paper investments are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

Certain of the Company’s commercial paper and all of the Company’s variable rate demand notes, municipal bonds and notes and floating rate notes are based on Level 2 inputs in the SFAS 157 fair value hierarchy.

The Company holds investments in ARS amounting to $36,839 (with underlying maturities from 22.8 to 33.2 years) of which $23,500 are collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  The balance of the ARS investments of $13,339 are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.

The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities” in the Company’s balance sheets at fair value.  During the year ended March 31, 2009, the Company changed the classification of the ARS portfolio from Level 2 to Level 3 within the fair value hierarchy due to the lack of observable inputs and continued absence of trading activity.

8.  Marketable securities (In thousands):

Available-for-sale debt securities consist of the following:

	March 31, 2009
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$158,309
Municipal bonds and notes	145,845	$1,269
Commercial paper	856,349	3,156
Floating rate notes	81,514		$	(1,287)
Total current securities	1,242,017	4,425		(1,287)

Noncurrent:
Municipal bonds and notes	72,401	609
Commercial paper	54,320			(463)
Auction rate notes	36,839
Floating rate notes	286,233			(68,503)
Total noncurrent securities	449,793	609		(68,966)

Total available-for-sale debt securities	$1,691,810	$5,034		$(70,253)

	March 31, 2008
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$307,045	$10
Municipal bonds and notes	59,144	309
Commercial paper	684,506	3,393
Floating rate notes	22,422		$	(506)
Total current securities	1,073,117	3,712		(506)

Noncurrent:
Municipal bonds and notes	70,009	798
Auction rate notes	55,340
Floating rate notes	409,131			(18,297)
Total noncurrent securities	534,480	798		(18,297)

Total available-for-sale debt securities	$1,607,597	$4,510		$(18,803)

Proceeds from the sales of available-for-sale debt securities were $2,151,929 and $2,983,699 during fiscal years 2009 and 2008, respectively.  Gross realized gains on those sales during fiscal years 2009 and 2008 were $20,077 and $22,318, respectively.  For purposes of determining gross realized gains and losses, the cost of securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $65,219 and $14,293 for the years ended March 31, 2009 and March 31, 2008, respectively, have been included in Stockholders’ equity:  Accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at March 31, 2009, are as follows:

Estimated fair value
Within one year	$1,242,017
1-5 years	360,327
5-10 years	44,007
After 10 years	45,459
$1,691,810

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to continue to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

9.  Intangible assets and license agreements (In thousands, except amortization periods which are stated in years):

License agreements, product rights and other intangibles consist of the following:

		March 31, 2009		March 31, 2008
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	12	$196,300	$110,643	$191,300	$95,374
Product rights	11	68,206	35,394	71,350	29,963
Buy-out of royalty agreements	11	465,061	91,274	465,061	82,768
Trade names	20	34,190	28,573	34,190	26,076
Non-compete agreements	13	16,000	16,000	16,000	16,000
Other	1	3,921	3,897	3,921	3,854
Total	11	$783,678	$285,781	$781,822	$254,035

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 2009, 2008 and 2007 and amounted to approximately $53,241, $44,646 and $54,736, respectively.  Future annual amortization expense expected is as follows:

Years ending March 31,
2010	$30,675
2011	22,397
2012	38,186
2013	42,020
2014	42,303
$175,581

In January 2009, the Company received marketing approval for Savella™, its selective serotonin and norepinephrine dual reuptake inhibitor for the management of fibromyalgia.  Upon approval, the Company paid Cypress Bioscience, Inc., its licensor for the product, $25,000.  This milestone payment is currently being amortized using the straight-line method over the useful life of the product and is being recorded to selling, general and administrative expense.

In fiscal 2009, the Company entered into two license agreements: the first was with Phenomix Corporation to co-develop and co-promote dutogliptin, a proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor that is being developed for Type II diabetes.  The second was with Pierre Fabre Medicament to develop and commercialize F2695, a propriety selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression and other central nervous system disorders.  Pursuant to each of these agreements, the Company paid an upfront license fee of $75,000 to each partner.  These fees were recorded to research and development expense since these products are in the early stages of development.

In fiscal 2008, the Company made a milestone payment of $20,000 to Daiichi Sankyo (or Sankyo) for the co-promotion rights to Azor®.  In May 2008 the Company and Sankyo terminated this co-promotion agreement for Azor, effective July 1, 2008.  As a result of terminating the agreement, the Company recorded a one-time charge of approximately $44,100 to selling, general and administrative expense which was comprised of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment.

In December 2007, the Company received marketing approval from the FDA for Bystolic®, its beta-blocker for the treatment of hypertension.  Upon approval, the Company paid Mylan Inc. (or Mylan), its licensor for the product, $25,000.  This milestone payment is currently being amortized using the straight-line method over the useful life of the product and is being recorded to selling, general and administrative expense.  In February 2008, the Company and Mylan amended their agreement which terminated Mylan’s further commercial rights for Bystolic and reduced the Company’s future payment obligations to Mylan.  Pursuant to the amendment, the Company paid Mylan $370,000 and remains obligated to pay Mylan its original contractual royalties for a period of three years after which the royalty rate will be reduced.  The payment will be amortized over its useful life, beginning in the fourth quarter of fiscal 2011 through patent expiry in fiscal 2022.  Amortization will be recorded in proportion to revenues, based on forecasted sales reconciled periodically.  This amount was recorded to Buy-out of royalty agreements.

In fiscal 2008, the Company entered into two license agreements: the first was with Ironwood Pharmaceuticals, Inc. (or Ironwood) for their first-in-class compound linaclotide, currently being developed for the treatment of constipation predominant irritable bowel syndrome and chronic constipation.  The second was with Novexel, S.A. (or Novexel) for the development of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104 in combination with the Company’s ceftaroline.  Pursuant to these agreements, the Company paid upfront license fees of $70,000 to Ironwood and $110,000 to Novexel. These upfront payments were recorded to research and development expense since these products are in the early stages of development.

Also in fiscal 2008, the Company determined that certain license agreements and product rights were impaired due to a significant reduction in sales of those products because of heightened competition which amounted to $5,080.  All impairments were included in amortization expense.

10.   Accrued expenses (In thousands):

Accrued expenses consist of the following:

March 31,	2009	2008
Managed care and Medicaid rebates	$213,384	$173,705
Employee compensation and other benefits	101,041	111,129
Clinical research and development costs	51,085	65,608
Reserve for USAO investigation (see Note 14)	170,000
Other	165,126	36,663
	$700,636	$387,105

11.  Debt facility (In thousands):

On December 7, 2007, the Company established a $500,000 revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750,000 based upon agreement with the participating lenders and expires on December 7, 2012.  As of May 28, 2009, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

12.  Commitments (In thousands):

Leases:  The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2018.  Rent expense approximated $35,857, $34,630 and $33,149 for fiscal years ended March 31, 2009, 2008 and 2007, respectively.  Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31,
2010	$35,438
2011	28,605
2012	19,162
2013	13,310
2014	12,249
Thereafter	36,469
$145,233

Royalty agreements: The Company has royalty agreements on certain of its licensed products.  Royalties are paid based on a percentage of sales, as defined.  For fiscal years ended March 31, 2009, 2008 and 2007, royalty expense amounted to $616, $1,071 and $4,742, respectively.

License agreements: The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional milestone payments totaling approximately $966,000.  These milestone payments become due and are payable only upon the achievement of certain research and development (approximately $460,000) and regulatory approval (approximately $506,000) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable.

Inventory purchase commitments: The Company has inventory purchase commitments of $112,256 as of March 31, 2009.

13.  Stockholders' equity (In thousands, except per share data):

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

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$12.29 to $30.00	3,283	6.2	$19.86	1,288	$13.35
30.01 to 50.00	12,564	4.2	39.74	7,448	39.55
50.01 to 76.66	3,006	4.0	54.18	1,739	55.99
	18,853	4.5	38.58	10,475	39.05

Transactions under the stock option plan are summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:

Outstanding at March 31, 2006 (at $4.55 to $76.66 per share)	24,065	$33.98
Granted (at $38.94 to $51.54 per share)	3,859	49.35
Exercised (at $4.55 to $53.23 per share)	(8,568)	24.84
Forfeited	(1,132)	38.90

Outstanding at March 31, 2007 (at $5.64 to $76.66 per share)	18,224	40.91
Granted (at $37.26 to $51.96 per share)	3,248	38.68
Exercised (at $5.64 to $53.23 per share)	(734)	36.68
Forfeited	(1,444)	44.62

Outstanding at March 31, 2008 (at $9.77 to $76.66 per share)	19,294	40.38
Granted (at $20.55 to $38.33 per share)	2,989	28.62
Exercised (at $9.77 to $38.94 per share)	(715)	14.88
Forfeited	(2,715)	46.13

Outstanding at March 31, 2009 (at $12.29 to $76.66 per share)	18,853	$38.58	4.5	$11

Exercisable at March 31, 2009	10,475	$39.05	2.8	$11

	Shares	Weighted average grant date fair value
Restricted stock:
Outstanding at March 31, 2007
Granted	453	$37.33
Vested	(2)	39.88

Outstanding at March 31, 2008	451	37.32
Granted	1,086	25.44
Vested	(133)	37.31
Forfeited	(44)	36.33

Outstanding at March 31, 2009	1,360	$27.87

At March 31, 2009, 6,293 shares were available for grant.

The total intrinsic value of stock options exercised during the years ended March 31, 2009, 2008 and 2007 was $8,234, $9,461, and $203,105, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2009 and 2008 was $3,366 and $62, respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2009, 2008 and 2007 were $11.19, $15.20 and $16.52, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2009, 2008 and 2007 was approximately $10,630, $26,655 and $210,920, respectively.  In connection with these exercises, the tax benefit realized was $2,419, $1,755 and $80,225, respectively.  The Company settles employee stock option exercises with newly issued common shares.

14.  Contingencies (In thousands):

The Company remains a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products.  In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products.  The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages.  The Judicial Panel on Multi-District Litigation ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption “In re Brand Name Prescription Drugs Antitrust Litigation.”

On November 30, 1998, the defendants remaining in the consolidated federal class action (which proceeded to trial beginning in September 1998), including the Company, were granted a directed verdict by the trial court after the plaintiffs had concluded their case.  In ruling in favor of the defendants, the trial judge held that no reasonable jury could reach a verdict in favor of the plaintiffs and stated “the evidence of conspiracy is meager, and the evidence as to individual defendants paltry or non-existent.”  The Court of Appeals for the Seventh Circuit subsequently affirmed the granting of the directed verdict in the federal class case in the Company’s favor.

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, the Company secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to the Company has been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants due to plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to plaintiffs’ effort to obtain injunctive relief.  It is likely that the plaintiffs will pursue an appeal of both rulings.

In December 2008, the Company entered into a definitive Stipulation of Settlement with respect to consolidated securities class action cases pending against the Company and certain of its executive officers in the United States District Court for the Southern District of New York under the caption “In re Forest Laboratories, Inc. Securities Litigation” pursuant to which the Company paid $65 million to settle these actions.  The cases alleged that defendants made materially false and misleading statements and omitted to state material facts with respect to the Company’s drugs for the treatment of depression.  The settlement was approved by the Court following a hearing held in April 2009.  While the Company believes a majority of the settlement will be covered by its insurance and is engaged in discussions with the carriers concerning their liability for payment, the Company has recorded a $25 million provision in connection with this settlement.  In addition, the Company’s directors and certain of its officers have been named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation, 05-CV-3489 (RJH).”  The complaints in these derivative actions allege that the defendants have breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of its common stock while in possession of proprietary non-public information concerning its financial condition and future prospects, abusing its control and mismanaging the Company and wasting corporate assets.  The complaint seeks damages in an unspecified amount and various forms of equitable relief.  In September 2006, the Court granted the Company’s motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on its Board of Directors.  By stipulation, plaintiffs appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until June 30, 2009.

In April 2009, a new derivative action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence S. Olanoff, et al, Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants was filed in New York State Supreme Court, alleging that the Company’s directors and certain of its officers breached their fiduciary duties to the Company in connection with disclosure of Celexa and Lexapro pediatric studies and alleged improper marketing of Celexa and Lexapro, and thereby caused the Company to be harmed by incurring the $65 million settlement of the securities class action described above and exposed the Company to possible damages and fines in connection with the matters alleged in the amended complaint filed by the United States Government in the qui tam actions described below.  The complaint also alleges that some defendants sold shares of the Company’s stock at inflated prices and thereby harmed the Company (even though the shares were not purchased by the Company).  Most of the substantive allegations in this complaint (other than those relating specifically to the recently filed amended complaint in the qui tam actions described below) were also made in the derivative action in federal court described above which was dismissed because the plaintiffs did not make a pre-suit demand on the Company’s Board of Directors.  The Company intends to vigorously defend this action.

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (or AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including RICO claims brought by various New York counties whose remaining claims are pending in the MDL proceeding in Massachusetts.  The Utah motion was granted with leave to replead.  Discovery is ongoing.  As of the date of this report, a trial is scheduled with respect to Forest in Hawaii on July 5, 2010.  In May 2009, several defendants, including the Company, reached an agreement in principle to settle the action brought by the State of Alabama.  The Company’s share of the settlement payment is not material to the Company’s financial condition or results of operations and is fully covered by established reserves.  It is not anticipated that any other trials involving the Company will take place before the end of calendar 2010.

The United States Attorney’s Office for the District of Massachusetts is investigating whether the Company may have committed civil or criminal violations of the federal “Anti-Kickback” laws and laws and regulations related to “off-label” promotional activities in connection with our marketing of Celexa, Lexapro and other products.  As part of this investigation, the Company received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the United States Attorney’s Office concerning Lexapro and other products, including Namenda and Combunox.  The subpoenas request documents relating to a broad range of its marketing and promotional activities during the period from January 1, 1997 to the present.  In April 2006, the Company received an additional subpoena from the United States Attorney’s Office for the District of Massachusetts requesting documents concerning its manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism.  The Company understands that this subpoena was issued in connection with that office’s investigation of potential civil or criminal violation of federal health laws in connection with Levothroid.  In connection with this investigation, in February 2009 the United States Attorney’s Office filed an amended complaint against the Company in two qui tam lawsuits relating to the Company’s marketing practices which had been filed under seal.  The amended complaint, under the caption “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.; United States of America ex rel. Joseph Piacentile, et al. v. Forest Laboratories, Inc.” was made publicly available in February 2009.  The amended complaint details allegations of the government’s view of the Company’s conduct and includes allegations with respect to off-label promotion, activities deemed to be “kickbacks” and disclosure issues relating to a failed pediatric trial of Lexapro.  The Company is continuing to cooperate with this investigation and to discuss these issues with the government.  During fiscal 2009, the Company recorded an expense of $170 million in connection with this investigation and litigation.  There can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of this reserve.

In March 2009, the Company was named as a defendant in two actions purportedly brought as class actions on behalf of various persons and entities that purchased or reimbursed the purchase of Celexa or Lexapro from 1998 to the present for use by a minor.  One such action, captioned “Universal Care, Inc., Angela Jaeckel and Melvin M. Fullmer v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.”, was brought in the United States District Court for the Eastern District of Missouri; the other action is captioned “New Mexico UFCW Union’s and Employers’ Health and Welfare Trust Fund v. Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., Pfizer, Inc. and Warner Lambert Company” and was brought in the United States District Court for the Eastern District of New York.  The cases allege Federal and state law causes of action arising from the Company’s marketing of Celexa and Lexapro.  The Company intends to vigorously defend against these actions, which are in the preliminary stage. The Company has initially filed a motion to consolidate these actions, together with any similar actions which may be filed in the future, in a multi-district proceeding.

The Company received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to its commercial relationship with Omnicare, Inc. (or Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning its contracts with Omnicare, and rebates and other payments made by the Company to Omnicare.  The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others and is cooperating in this investigation.

In September 2007, the United States Court of Appeals for the Federal Circuit upheld the validity of the Company’s composition of matter patent covering Lexapro and the decision of the United States District Court for the District of Delaware granting the Company an injunction preventing Teva Pharmaceuticals (or Teva) from marketing a generic version of Lexapro.  In July 2006, the Company and Lundbeck commenced similar patent infringement litigation against Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), who had filed an ANDA with the FDA seeking to market a generic equivalent to Lexapro, in the United States District Court for the Eastern District of Michigan under the caption Forest Laboratories, Inc. et al. v. Caraco Pharmaceutical Laboratories, Ltd. et al.  Caraco has stipulated to infringing the Company’s patent leaving only its invalidity defenses to be litigated.  A five day bench trial originally scheduled to begin on April 27, 2009 was adjourned until June 1, 2009.

In February 2007, Caraco filed a single-count declaratory judgment action against the Company and Lundbeck in the United States District Court for the Eastern District of Michigan for non-infringement of a different patent for Lexapro that is listed in the FDA’s Orange Book.  After Forest and Lundbeck granted Caraco an irrevocable covenant not to sue, Chief Judge Freidman dismissed Caraco’s action for lack of subject matter jurisdiction.  On April 1, 2008, a three-judge panel of the United States Court of Appeals for the Federal Circuit reversed and remanded Chief Judge Freidman’s decision.  The Company’s requests for panel rehearing and rehearing en banc at the Federal Circuit and certiorari at the Supreme Court were unsuccessful.  Accordingly, the case is proceeding in the district court with a trial scheduled to begin on October 27, 2009.

In January 2009, Caraco also filed a single-count declaratory judgment action against the Company and Lundbeck in the United States District Court for the Eastern District of Michigan for non-infringement of a third patent for Lexapro that is listed in the FDA’s Orange Book.  In March 2009, the Company filed its Answer denying Caraco’s claim and counterclaiming for patent infringement.  No case schedule or trial date has been set.

Beginning in January 2008, the Company and Merz Pharma GmbH, our licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts, including the United States District Court for the Eastern District of North Carolina, against several companies (including Teva, Mylan and Barr Laboratories, Inc.) who have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda.  The lawsuits filed in districts other than Delaware were withdrawn after all but two defendants consented to jurisdiction in Delaware.  The cases in Delaware have been consolidated under the caption Forest Laboratories, Inc. et al. v. Cobalt Laboratories Inc. et al.  Two defendants have contested jurisdiction in such court and have moved to dismiss for lack of personal jurisdiction.  The magistrate judge issued a Report and Recommendation in March 2009, finding that the cases against those defendants should be transferred to the District of New Jersey.  The issue will now be considered by the district court judge.  This action is currently in the discovery phase, with fact discovery currently scheduled to close on June 1, 2009 and expert discovery scheduled to be completed by September 11, 2009.  A trial date has been set for April 5, 2010.

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

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against the Company and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, H. Lundbeck Inc. and Forest Laboratories, Inc.  In the action, the plaintiff alleges that the importation and sale in the United States of “citalopram products” by Lundbeck and the Company infringes certain claims of a manufacturing process patent owned by plaintiff.  The action seeks injunctive relief as well as damages under U.S. patent laws.  The Company believes that the plaintiff’s claim is without merit.  Further, the Company believes that its license agreements with Lundbeck require Lundbeck to indemnify the Company from the cost of defending this action and from any associated damages or awards.  A trial is scheduled to begin on September 28, 2009.

The Company has been named in approximately 75 product liability lawsuits that remain active.  Most of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide.  Twenty-seven of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns.  The suits seek substantial compensatory and punitive damages.  The Company is vigorously defending these suits.  A multi-district proceeding (or MDL) has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  Except for two federal court cases, the birth defect cases have been consolidated in Cole County Circuit Court in Missouri.

The Company expects the MDL will ease the burden of defending these cases.  While litigation is inherently subject to uncertainty and accordingly the Company cannot predict or determine the outcome of this litigation, the Company believes there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provides the Company with a meaningful opportunity to vindicate the Company’s products.  The Company currently maintains $140 million of product liability coverage per “occurrence” and in the aggregate.

The Company received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to its use of the “nominal price” exception to the Medicaid program’s “Best Price” rules.  The Company understands that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that office’s investigation of the use of the “nominal price” exception.  The Company has complied with the subpoenas.

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

15.  Income taxes (In thousands):

The components of income before income tax expense were:

Years ended March 31,	2009	2008	2007

U.S.	$238,219	$440,271	$	(26,935)
Foreign	732,315	770,126		735,779
Income before income tax expense	$970,534	$1,210,397		$708,844

The provision for income taxes consists of the following:

Years ended March 31,	2009	2008	2007
Current:
U.S. federal	$149,739	$194,491	$248,846
State and local	20,263	18,139	15,397
Foreign	46,884	56,885	61,230
	216,886	269,515	325,473
Deferred:
U.S.	(11,943)	(26,549)	(79,147)
Foreign	(2,152)	(502)	8,415
	(14,095)	(27,051)	(70,732)

	$202,791	$242,464	$254,741

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
Acquired in-process research and development			23.5
Effect of foreign operations	(18.9)	(14.5)	(21.8)
Research credit	(1.3)	(1.6)	(2.2)
State and local taxes, less federal tax benefit	0.7	1.4	2.4
Government investigation	3.1	0.0	0.0
Permanent differences and other items	2.3	(0.3)	(1.0)
	20.9%	20.0%	35.9%

The Company’s effective tax rate for fiscal years 2009 and 2008 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States.  The Company's effective tax rate in fiscal 2007 was higher than the federal statutory rate principally as a result of the in-process R&D expensed as part of the Cerexa acquisition completed in January 2007.

Net deferred income taxes relate to the following timing differences:

March 31,	2009	2008
Inventory reserves	$53,505	$47,278
Receivable allowances and other reserves	40,302	93,900
Depreciation	1,430	(2,097)
Amortization	82,871	52,212
Carryforwards and credits	73,305	81,334
Accrued liabilities	12,732	21,548
Employee stock option tax benefits	8,455	1,932
Other (includes reserve for legal contingencies)	67,242	12,723
	339,842	308,830
Valuation allowance	(21,273)	(23,772)
Deferred taxes, net	$318,569	$285,058

The Company has certain state and local net operating loss carryforwards as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2009 and 2025.  Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company determined that it was more likely than not that these benefits will not be realized.

No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $3,367,794 at March 31, 2009 as the Company intends to indefinitely reinvest such earnings.

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

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2002 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1999 fiscal years, including the Internal Revenue Service (or IRS), which has concluded its examination of the Company’s U.S. federal income tax returns for fiscal 2002 and 2003.  In connection with that examination, in July 2007, the IRS issued a notice of proposed adjustment primarily relating to the Company’s intercompany transfer pricing methodology.  On November 5, 2007, the IRS issued a Revenue Agent Report which seeks to assess approximately $206.7 million of additional U.S. corporation income tax relating to the examination period, excluding interest and penalties.  The Company continues to disagree with the IRS position and adjustment because it believes that it is inconsistent with applicable tax laws and the Company intends to defend its position vigorously.  In accordance with the Company’s taxpayer appeals rights, a formal written protest of the proposed adjustment has been filed with the IRS and the matter is in administrative appeals.

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

As of March 31, 2009, the Company’s consolidated balance sheet reflects UTBs (or unrecognized tax benefits) of $228,534, of which $213,866 would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

(In thousands)
	2009	2008
Balance as of April 1	$178,471	$143,605
Additions related to prior year positions	26,264	16,883
Reduction related to prior year positions	(15,885)	(24,435)
Additions related to current year positions	39,684	42,418

Balance as of March 31	$228,534	$178,471

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2009 and 2008, the Company recognized $15,915 and $9,599 of interest and penalties, respectively.  Accrued interest related to UTBs totaled $35,854 and $19,939 as of March 31, 2009 and 2008, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

16.  Quarterly financial data (unaudited) (In thousands, except per share data):

(In thousands, except per share data)

	Net sales	Gross profit	Net income	Diluted earnings per share
2009
First quarter	$893,745	$696,405	$242,920	$0.79
Second quarter	925,570	720,569	244,086	0.80
Third quarter	920,013	713,359	187,975	0.62
Fourth quarter	896,727	689,042	92,762	0.31

2008
First quarter	$842,616	$656,376	$268,162	$0.83
Second quarter	842,337	652,345	225,244	0.71
Third quarter	918,146	704,640	301,757	0.96
Fourth quarter	898,703	688,327	172,770	0.55

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

This year marked continued growth of our key marketed products, continued investment in research and development to enhance and develop our current pipeline of products and support behind a new product launch in April 2009.  For the fiscal year ended March 31, 2009, total net revenues increased by $86,453 to a record high of $3,922,782 as a result of increased sales growth of our key marked products Lexapro® and Namenda®, despite a decrease in Lexapro’s market share.  Also contributing to this increase were sales of Bystolic®, a beta-blocker for the treatment of hypertension launched in January 2008.

During the fourth fiscal quarter, we provided a $170,000 pretax expense in connection with ongoing discussions with the United States Department of Justice (or DOJ) arising out of the investigations led by the U.S. Attorney’s Office for the District of Massachusettes (or USAO) into marketing, promotional and other activities primarily in connection with Lexapro, Celexa® and Levothroid®.  These discussions with the DOJ have not yet concluded, and there can be no assurance as to when they will conclude or whether they will lead to a negotiated resolution, or the amount of any settlement that may be reached.  Accordingly, until the investigation is resolved, there can be no assurance that the amount we reserved will be sufficient and that a larger material amount will not be required.

On March 20, 2009, we received approval from the United States Food and Drug Administration (or FDA) for our supplemental New Drug Application (or sNDA) for Lexapro (escitalopram oxalate) for the acute and maintenance treatment of Major Depressive Disorder (MDD) in adolescents, 12-17 years of age.

On January 14, 2009, we along with our licensing partner Cypress Bioscience, Inc. (or Cypress) received marketing approval for Savella™ (milnacipran HCl).  Savella is a selective serotonin and norepinephrine reuptake inhibitor for the management of fibromyalgia.  Pursuant to our licensing agreement with Cypress, we made a milestone payment of $25,000 upon FDA approval.  Savella became available to trade channels in April 2009 at which time we began detailing to physicians.

In December 2008, we entered into a collaboration agreement with Pierre Fabre Medicament (or Pierre Fabre) to develop and commercialize F2695 in the United States and Canada for the treatment of depression.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed by Pierre Fabre for the treatment of depression and other central nervous system disorders.  We will initiate Phase III studies with F2695 in calendar 2009.  Under the terms of the agreement, we made an upfront payment to Pierre Fabre of $75,000 and are subject to future milestone payments.

In October 2008, we entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin in North America.  Dutogliptin is Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor currently in Phase III clinical development for Type II diabetes.  Under the terms of the agreement, we made a $75,000 upfront payment to Phenomix and are subject to future milestone payments.

Effective July 1, 2008, we and Daiichi Sankyo (or Sankyo) terminated our co-promotion agreement for Azor® (amlodipine and olmesartan medoxomil).  In the first quarter of fiscal 2009, we recorded a one-time charge of approximately $44,100 which was comprised of a one-time payment to Sankyo of approximately $26,600 related to the termination of the agreement and $17,500 related to the unamortized portion of the initial upfront payment.  We determined that the resources we had allocated to the co-promotion of Azor would be better utilized in providing additional support for our other currently marketed products.

During fiscal 2007 our Board of Directors (or the Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock.  On August 13, 2007, the Board authorized the purchase of an additional 10 million shares of common stock.  For the year ended March 31, 2009, we repurchased a total of 10.1 million shares at a cost of $332,102.  As of May 28, 2009, we have repurchased, cumulatively, a total of 29.3 million shares at a cost of $1,160,708 under the 2007 Repurchase Program, leaving us the authority to purchase 5.7 million more shares.

Financial Condition and Liquidity

Net current assets increased by $542,302 for fiscal 2009.  Cash increased from ongoing operations.  Short-term marketable securities increased while long-term marketable securities decreased as we invest in more liquid and less volatile investment vehicles.  During the first two quarters of fiscal 2009, pursuant to the 2007 Repurchase Program, we repurchased 10.1 million shares of common stock at a cost of $332,102.  No shares were repurchased during the third and fourth quarters and 5.7 million shares were available for repurchase under the program at March 31, 2009.  During the third quarter of fiscal 2009 we made $150,000 in combined licensing fee payments in connection with product collaboration agreements with Phenomix and Pierre Fabre.  Of our total cash and marketable securities position at March 31, 2009, 29%, or about $880,000, is domiciled domestically, with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  At March 31, 2009, approximately 27% of our investments were affected by net unrealized losses compared with approximately 26% at March 31, 2008.  As a result, we have recorded unrealized losses on certain of these investments to Other Comprehensive Income.  We believe these unrealized losses to be temporary in nature. We have the ability and intend to hold our investments until a recovery of fair value, which may be at maturity.  Trade accounts receivable decreased primarily due to the timing of receipts.  Other accounts receivable increased primarily due to an insurance claim receivable relating to a securities litigation against us and certain of our officers, for which all claims have been settled subject to final Court approval, and the settlement amount paid into escrow in January 2009.  Raw materials inventory decreased as we are bringing these balances to more normalized levels.  Finished goods inventory increased in order to support continued demand for our products, including our recently launched products, Bystolic and Savella.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  License agreements, product rights and other intangibles net of accumulated amortization decreased primarily due to the write-off of the Azor license in the June quarter as well as normal amortization, offset by a $25,000 license payment to Cypress upon FDA approval of Savella.  Non-current deferred income taxes increased as a result of an upfront licensing charge in connection with the collaboration agreement with Phenomix to co-develop and co-promote dutogliptin.  Other current assets increased primarily due to movements in our current tax asset account that consists of payments in excess of our provision.  Other current liabilities increased primarily due to the reserve recorded related to the ongoing USAO investigation described above.

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

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2009:

	Payments due by period (In thousands)
	<1 year	1-3 years	3-5 years	>5 years	Total
Operating lease obligations	$35,438	$47,767	$25,559	$36,469	$145,233
Inventory purchase commitments	112,256				112,256
	$147,694	$47,767	$25,559	$36,469	$257,489

Potential future milestone payments to third parties under our collaboration and license agreements of approximately $966 million were not included in the contractual obligations table as they are contingent on the achievement of various research and development (approximately $460 million) and regulatory approval (approximately $506 million) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Forest’s income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Forest is a party to several license agreements for products currently under development.  As described above, such agreements may require us to make future payments to the licensors, subject to the achievement of specific product or commercial development milestones, as defined.

Results of Operations

Net sales increased $134,253 or 4% to $3,636,055 in fiscal 2009 from $3,501,802 in fiscal 2008 and increased $318,478 or 10% in fiscal 2008 as compared to $3,183,324 in fiscal 2007 primarily due to strong sales of our key marketed products.

Sales of Lexapro, our most significant product, were $2,300,945 in fiscal 2009, contributing $8,909 to the net sales change as compared with fiscal 2008, of which $120,265 was due to price increases offset by volume decreases of $111,356.  In fiscal 2008, Lexapro sales totaled $2,292,036 and contributed $186,046 to the net sales change compared to fiscal 2007, of which $106,205 was due to price and $79,841 was related to volume.  Lexapro is indicated for the treatment of depression and generalized anxiety disorder in adults and major depressive disorder in adolescents.  We expect Lexapro sales to remain strong during fiscal 2010.  During fiscal 2007 Caraco Pharmaceutical Laboratories, Ltd. (or Caraco), filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S (or Lundbeck) have filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  Caraco has stipulated to infringing our patent leaving only Caraco’s invalidity defenses to be litigated.  A five day bench trial, originally scheduled to begin on April 27, 2009, was adjourned until June 1, 2009.

Sales of Namenda, our N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 14%, an increase of $119,632 to $949,289 in fiscal 2009 as compared with fiscal 2008, of which $67,293 was due to price and $52,339 was due to volume.  In fiscal 2008, sales of Namenda grew 26%, an increase of $169,362 to $829,657 as compared to $660,295 in fiscal 2007, of which $134,804 was due to volume and $34,558 was due to price.  Namenda achieved a 34.2% share of total prescriptions in the Alzheimer's market as of March 31, 2009.  We anticipate Namenda continuing positive growth.  During the third quarter of fiscal 2008, we received notification from several generic manufacturers that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA (or Merz) commenced patent infringement litigation against these generic manufacturers.  These actions are in the discovery phase, with fact discovery currently scheduled to close on June 1, 2009 and expert discovery scheduled to be completed by September 11, 2009.  A trial date has been set for April 5, 2010.  Namenda’s patent is set to expire in April 2015 after receiving a five year patent term extension from the United States Patent and Trademark Office (or USPTO).

Bystolic (nebivolol hydrochloride), a beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $69,238 and $11,070 in fiscal years 2009 and 2008, respectively.  The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan Inc. (or Mylan) and expires in 2020 (We submitted a patent term extension application to extend this patent until 2021).  In November 2008 the USPTO closed the prosecution of the merits of reexamination proceedings for the patents covering Bystolic and confirmed the validity of the previously granted claims.  The remainder of the net sales change for the periods presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for fiscal year 2009 was $209,000 compared to $216,500 in fiscal year 2008 and $176,943 in fiscal year 2007, primarily due to co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty through March 2014.  We are no longer incurring any salesforce expenses for this product.

Interest income decreased in fiscal 2009 primarily due to lower average rates of return offset by higher levels of invested funds.  Fiscal 2008 interest income increased when compared with fiscal 2007 primarily due to interest received on higher levels of invested funds offset by lower average rates of return.

Cost of sales as a percentage of net sales was 22% in fiscal 2009, as compared with 23% in fiscal 2008 and fiscal 2007.

Selling, general and administrative expense increased to $1,474,274 in fiscal 2009 from $1,154,845 in fiscal 2008 and $1,046,336 in fiscal 2007.  The increase in fiscal 2009 was primarily due to the $170,000 expense recorded in connection with ongoing discussions with the DOJ discussed above.  Fiscal 2009 also included launch costs for Bystolic and pre-launch costs for Savella, as well as the one-time charge of approximately $44,100 relating to the termination of the Azor co-promotion agreement in the June 2008 quarter.  Additionally, during the September 2008 quarter, we expensed $25,000 in connection with a Memorandum of Understanding setting forth an agreement in principle to settle all claims against all defendants in a securities litigation pending against us and certain of our officers.  In January 2009, pursuant to a formal Stipulation of Settlement dated December 12, 2008, we paid the full amount of the settlement into escrow pending final Court approval of the settlement.  We expect a majority of such settlement to be funded by insurance. The increase in fiscal 2008 compared with 2007 related primarily to salesforce activity and promotional support for promoted products and launch and pre-launch costs for Bystolic and Savella.

Research and development expense decreased to $661,294 in fiscal 2009 from $670,973 in fiscal 2008 and from $941,003 in fiscal 2007.  During the current fiscal year we made two $75,000 upfront licensing payments; the first to Phenomix for dutogliptin and the second to Pierre Fabre for F2695.  Dutogliptin is Phenomix’ proprietary orally administered small molecule DPP-4 inhibitor currently in Phase III clinical development for Type II diabetes.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor for the treatment of patients with depression.  Fiscal 2009 also included approximately $59,500 in development milestone expenses.  Fiscal 2008 included a $70,000 licensing charge in connection with the collaboration agreement with Ironwood for the right to co-develop and co-market linaclotide.  Phase III testing of linaclotide for the treatment of chronic constipation has recently commenced and we expect to begin Phase III trials for the additional indication of constipation-predominant irritable bowel syndrome by the end of the second quarter of calendar 2009.  Also during the fiscal 2008 year, we made an upfront license payment of approximately $110,000 to Novexel for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with Forest’s ceftaroline.  Development milestone expenses amounted to approximately $51,000 in fiscal 2008.  Fiscal 2007 included a one-time charge of $476,000 for in-process research and development (or IPR&D) related to the acquisition of Cerexa, Inc. and $20,000 in connection with a development milestone.

Research and development expense also reflects the following:

•
In October 2008, we entered into a collaboration agreement with Phenomix to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered, small molecule DPP-4 inhibitor currently in Phase III clinical development for Type II diabetes.  In a double-blind, randomized 12-week, 422 patient placebo-controlled Phase II(b) clinical trial, dutogliptin met all primary and secondary endpoints, including statistically significant reductions in HbA1c when administered once-daily in combination with metformin, a glitazone, or metformin and a glitazone for the treatment of Type II diabetes.  Dutogliptin was also well tolerated.

•
In December 2008, we entered into a collaboration agreement with Pierre Fabre to develop and commercialize F2695 in the United States and Canada for the treatment of depression.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed by Pierre Fabre for the treatment of depression and other central nervous system disorders.  In a recently completed European placebo-controlled, double-blind Phase II study of F2695 in over 550 patients with major depressive disorder, the compound demonstrated statistically significant improvement compared to placebo (p<0.0001) on the primary endpoint, a change from baseline in total score on the Montgomery-Asberg Depression Rating Scale (or MADRS) and for a secondary endpoint, the Hamilton Depression Scale (or HAMD-17) as well as in response and remission rates using both the MADRS and HAMD-17.  F2695 demonstrated symptom improvement compared to placebo within two weeks after treatment initiation.  We will initiate Phase III studies with F2695 in calendar 2009.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as methicillin resistant Staphylococcus aureus and gram-negative bacteria.  In June 2008, we reported positive results from two globally conducted, multi-center Phase III studies of ceftaroline for complicated skin and skin structure infections.  We are also conducting two Phase III studies for community acquired pneumonia and we anticipate those results by the second quarter of calendar 2009.  The data from these two indications, if supportive, will serve as our planned submission package to the FDA for initial marketing approval, anticipated to be filed around the end of calendar 2009.

•
In April 2006, we entered into a collaboration agreement with Laboratorios Almirall, S.A. (or Almirall) for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (or COPD).  In September 2008 we received positive results from two Phase III studies assessing the safety and efficacy of aclidinium in moderate to severe COPD.  In both trials, once-daily aclidinium showed a statistically significant difference versus placebo in the primary endpoint of trough FEV1, a measure of pulmonary function that is decreased in patients with moderate to severe COPD.  After consultation with the FDA, we and Almirall have determined to conduct additional clinical studies to provide further support for a range of dosing regimens, including higher and more frequent doses.  We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

•
During the September 2007 quarter, we entered into a partnership with Ironwood to co-develop and co-market the compound linaclotide in North America.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC).  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we have initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  The CC studies have been initiated and we expect to report top-line data in the fourth quarter of calendar 2009.  The IBS-C trials are anticipated to commence during the second quarter of calendar 2009.

•
During the third quarter of fiscal 2005, we entered into a collaboration agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In September 2008, we received positive preliminary top-line results from a Phase II study of cariprazine in patients with acute mania associated with bipolar disorder.  A review of top-line results of a Phase II study in schizophrenia indicated that cariprazine demonstrated a nominally statistical significant (i.e., not adjusted for multiple comparisons) therapeutic effect compared to placebo in a low-dose arm and a numerical improvement compared to placebo in a high-dose arm that did not reach nominal statistical significance.  Based on the review of the results, we and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients.  This study is being performed in order to better determine an optimal dose to take into the planned Phase III program, which we expect top-line results for in the second half of 2009.  Based on these results we also expect to initiate the Phase III mania disorder studies by the end of calendar 2009 and the schizophrenia Phase III program shortly thereafter.  In addition, we will commence Phase II proof of concept studies in bipolar depression and add-on treatment for MDD in the third quarter of calendar 2009.

•	Regarding Bystolic (nebivolol hydrochloride), we recently filed a sNDA for a congestive heart failure indication based on a single large Phase III study.

•
In February 2008, we received preliminary results of a Phase III study of memantine HCl in a novel once-daily formulation of Namenda for the treatment of moderate and severe Alzheimer’s disease.  The results indicated that patients treated with this formulation experienced statistically significant benefits in cognition and clinical global status compared to placebo.  Based on the results of this study, we intend to prepare a NDA for this new formulation.

•
During the second quarter of fiscal 2005, Forest entered into a collaboration agreement with Glenmark Pharmaceuticals Ltd. for the North American development and marketing of Oglemilast (GRC 3886), a PDE4 inhibitor for the treatment of asthma and COPD.  We have commenced a Phase II study of this compound for the COPD indication with results expected in the second half of calendar 2009.  Glenmark is conducting a Phase II study for this compound in adult patients with asthma.

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

The effective tax rate increased to 20.9% in fiscal 2009 as compared to 20.0% in fiscal 2008 and decreased compared to 21.5% in fiscal 2007 (excluding the one-time Cerexa IPR&D charge).  The effective tax rate for fiscal 2009 was higher compared to fiscal 2008 due primarily to a higher proportion of earnings generated in the United States as compared to lower taxed foreign jurisdictions.  Effective tax rates can be affected by ongoing tax audits.  See Note 15 to the Consolidated Financial Statements.

We expect to continue our profitability into fiscal 2010 with continued sales growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review.  Refer to the notes to the consolidated financial statements for additional policies.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization and certain contingencies.  Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled “Forward Looking Statements.”

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $36,989 at March 31, 2009 and $31,756 at March 31, 2008.  Commercial discounts and other rebate accruals were $176,395 at March 31, 2009 and $141,949 at March 31, 2008.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	March 31, 2009	March 31, 2008

Beginning balance	$229,681	$208,063

Provision for rebates	511,132	440,975
Changes in estimates		2,500
Settlements	(471,252)	(412,852)
	39,880	30,623

Provision for returns	25,517	30,804
Settlements	(22,052)	(28,273)
	3,465	2,531

Provision for chargebacks and discounts	308,655	346,496
Changes in estimates		(7,700)
Settlements	(303,787)	(350,332)
	4,868	(11,536)

Ending balance	$277,894	$229,681

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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