Form 10-Q
period 2009-06-30
FOREST LABORATORIES INC
filed 2009-08-10
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Number of shares outstanding of Registrant's Common Stock as of August 7, 2009: 301,676,514

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2009 (Unaudited)	March 31, 2009

Assets

Current assets:
Cash (including cash equivalent investments of $1,520,685 in June and $1,337,871 in March)	$1,521,061	$1,338,905
Marketable securities	1,333,036	1,242,017
Accounts receivable, less allowance for doubtful accounts of $18,562 in June and $18,511 in March	487,181	449,444
Inventories, net	419,832	393,527
Deferred income taxes	225,973	217,811
Other current assets	111,757	144,250
Total current assets	4,098,840	3,785,954

Marketable securities	547,186	449,793

Property, plant and equipment	592,412	586,039
Less: accumulated depreciation	251,856	240,104
	340,556	345,935
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $483,883 in June and $474,960 in March	489,563	497,897
Deferred income taxes	100,275	100,758
Other assets	1,509	1,506
Total other assets	606,312	615,126

Total assets	$5,592,894	$5,196,808

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2009 (Unaudited)	March 31, 2009

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$114,980	$117,192
Accrued expenses	765,182	700,636
Total current liabilities	880,162	817,828

Long-term liabilities:
Income tax liabilities	286,303	264,389

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 422,356 shares in June and 422,268 shares in March	42,235	42,227
Additional paid-in capital	1,503,423	1,491,239
Retained earnings	6,642,134	6,379,236
Accumulated other comprehensive loss	(9,771)	(47,145)
Treasury stock, at cost (120,680 shares in June and 120,653 shares in March)	(3,751,592)	(3,750,966)
Total stockholders' equity	4,426,429	4,114,591

Total liabilities and stockholders' equity	$5,592,894	$5,196,808

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2009	2008

Net sales	$948,242	$893,745
Contract revenue	47,709	54,153
Interest income	12,200	18,230
Other income		716
	1,008,151	966,844

Costs and expenses:
Cost of sales	216,744	197,340
Selling, general and administrative	311,807	342,955
Research and development	147,126	112,112
	675,677	652,407

Income before income tax expense	332,474	314,437

Income tax expense	69,576	71,517

Net income	$262,898	$242,920

Net income per common share:

Basic	$0.87	$0.79
Diluted	$0.87	$0.79

Weighted average number of common shares outstanding:

Basic	302,958	307,493
Diluted	303,393	308,329

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2009	2008

Net income	$262,898	$242,920

Other comprehensive income (loss):
Foreign currency translation gains (losses)	11,513	(361)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	25,861	(561)

Other comprehensive income (loss)	37,374	(922)

Comprehensive income	$300,272	$241,998

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$262,898	$242,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,240	13,126
Amortization and impairments	8,923	27,179
Stock-based compensation expense	11,822	10,587
Deferred income tax benefit	(7,679)	(3,073)
Foreign currency transaction loss (gain)	280	(545)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(37,737)	45,867
Inventories, net	(26,305)	(46,063)
Other current assets	32,493	(13,487)
Other assets	(3)	49
Increase (decrease) in:
Accounts payable	(2,212)	(121,883)
Accrued expenses	64,546	113,736
Income taxes liabilities	21,914	50,182
Net cash provided by operating activities	340,180	318,595

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,361)	(6,214)
Purchase of marketable securities	(636,308)	(502,398)
Redemption of marketable securities	447,896	582,609
Net cash (used in) provided by investing activities	(193,773)	73,997

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	295	202
Tax benefit realized from the exercise of stock options by employees	75
Purchase of treasury stock	(626)	(231,185)
Net cash used in financing activities	(256)	(230,983)

Effect of exchange rate changes on cash	36,005	(1,974)
Increase in cash and cash equivalents	182,156	159,635
Cash and cash equivalents, beginning of period	1,338,905	833,052
Cash and cash equivalents, end of period	$1,521,061	$992,687

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$3,484	$14,504

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

2.   Accounts Receivable (In thousands):

Accounts receivable, net, consists of the following:

	June 30, 2009 (Unaudited)	March 31, 2009

Trade	$392,983	$351,697
Other	94,198	97,747
	$487,181	$449,444

3.   Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2009 (Unaudited)	March 31, 2009

Raw materials	$142,287	$126,292
Work in process	80	982
Finished goods	277,465	266,253
	$419,832	$393,527

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Fair Value Measurements (In thousands):

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,317,126	$1,317,126
Municipal bonds and notes	288,259		$288,259
Commercial paper	1,073,747	557,572	516,175
Variable rate demand notes	144,839		144,839
Floating rate notes	373,883		373,883
Auction rate securities	36,839			$36,839

As of June 30, 2009, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model, which has been unchanged since the beginning of this fiscal period.

On April 1, 2009, the Company adopted the provisions of Statement of Financial Standards No. 157, “Fair Value Measurements” for non-financial assets and non-financial liabilities.  This statement did not have a material effect on the Company’s condensed consolidated financial statements.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to license agreements, product rights and other intangible assets and long-lived assets.  The carrying amount of cash, accounts receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Marketable Securities (In thousands):

Available-for-sale debt securities consist of the following:

	June 30, 2009
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$144,839
Municipal bonds and notes	157,528	$1,073
Commercial paper	958,408	2,668
Floating rate notes	72,261		$	(718)
Total current securities	1,333,036	3,741		(718)

Noncurrent:
Municipal bonds and notes	130,731	446
Commercial paper	77,994	421
Auction rate notes	36,839
Floating rate notes	301,622			(43,247)
Total noncurrent securities	547,186	867		(43,247)

Total available-for-sale debt securities	$1,880,222	$4,608		$(43,965)

Proceeds from the sales of available-for-sale debt securities was $447,896 for the three months ended June 30, 2009.  Gross realized gains on those sales for the three months ended June 30, 2009 was $3,856. For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $39,357 for the three months ended June 30, 2009 has been included in Stockholders’ equity:  Accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at June 30, 2009, are as follows:

Estimated fair value
Within one year	$1,333,036
1-5 years	399,158
5-10 years	96,148
After 10 years	51,880
$1,880,222

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to continue to deteriorate in future periods. The Company does not have the intent to sell its investments and it is more likely than not that the Company will not have to sell the investments before the recovery of its cost basis.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and Collaboration Agreements (In thousands):

Effective this quarter, the Company implemented Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Arrangements” (or EITF 07-1), which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships.  The Company has entered into two collaboration arrangements to develop and commercialize potential drug candidates as defined by EITF 07-1.

These collaborations are contractual agreements with third parties consisting of a joint operating activity involving the research and development, manufacturing and marketing of a product.  These collaboration agreements are profit sharing in nature and consequently both the Company and its partners are active participants and are subject to significant risks and rewards.  These collaborative arrangements generally require the Company to make milestone and royalty payments based upon the results of specific research and development objectives and future sales, if any.  These agreements also include provisions for reimbursement of certain expenses between the Company and its partners.  The Company has entered into several other license agreements which are not profit sharing in nature and accordingly do not qualify as collaboration agreements as defined by the EITF.

In October 2008, the Company entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (or DPP-4) inhibitor being developed for the treatment of Type II diabetes.  The Company made a $75,000 upfront payment to Phenomix in fiscal 2009, which was recorded to research and development expense.  The Company is responsible for the manufacture, supply and distribution of the product and will be responsible for sales in the United States, Canada, Mexico and their related territories.  This product has not yet been approved and accordingly has not produced revenues.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In September 2007, the Company entered into a collaboration agreement with Ironwood Pharmaceuticals, Inc. (or Ironwood) to co-develop and co-market Ironwood’s first-in-class compound linaclotide.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  Under the terms of the agreement, the Company paid Ironwood a $70,000 upfront licensing fee in fiscal 2008 which was recorded to research and development expense.  The Company and Ironwood will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits equally.  Additionally, the Company will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on net sales in these countries while Ironwood retains all rights to linaclotide outside of North America.  This product has not yet been approved and accordingly has not produced revenues.

7.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended
	June 30,
	2009	2008
Basic	302,958	307,493
Effect of assumed conversion of employee stock options	435	836
Diluted	303,393	308,329

Options to purchase approximately 17,736 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2009 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.  Options to purchase approximately 14,951 shares of common stock at exercise prices ranging from $34.12 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2008 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2018.

The above references to earnings per share are in conformity with Financial Accounting Standards Board Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (or FSP EITF 03-6-1).  The Company adopted FSP EITF 03-6-1 on April 1, 2009.  The application of FSP EITF 03-6-1 did not have an effect on the Company’s earnings per share for the three months ended June 30, 2009 and 2008.

8.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2009, 6,212 shares were available for grant.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Compensation expense of $11,822 ($9,558 net of tax) was recorded for the three-month period ended June 30, 2009.  For the three-month period ended June 30, 2008, compensation expense of $10,587 ($8,817 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information (In thousands):

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended
	June 30,
	2009	2008

Central nervous system	$839,032	$810,320
Cardiovascular	46,043	9,815
Other	63,167	73,610
	$948,242	$893,745

10.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012.  As of August 7, 2009, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

11.   Income Taxes (In thousands):

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2003 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (or IRS), which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

While the resolution of this issue may result in tax liabilities that are greater or less than the reserves established, Management believes that the ultimate resolution will not have a material effect on the Company’s financial position or liquidity.  If the IRS prevails in a position that increases the U.S. tax liability in excess of established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2003 which could be material.  At this time Management believes that it is likely that the ultimate outcome will be determined within the next 12 months and will not have a material impact on the Company’s results of operations.

The Company’s effective tax rate was 20.9% for the three-month period ended June 30, 2009, as compared to 22.7% for the same period last year.  The decrease resulted primarily from additional earnings in lower tax jurisdictions and the net impact of one-time discrete tax adjustments in the June 2008 quarter.  These prior discrete adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of the Company’s co-promotion agreement for Azor as well as other tax matters.  As of June 30, 2009, the Company had accrued an additional $4,190 in interest for a total of $40,044 related to the resolution of various income tax matters.  Effective tax rates may be affected by ongoing tax audits.

12.   Subsequent Event (In thousands):

On August 7, 2009, the Company entered into a license agreement with Nycomed GmbH (or Nycomed) to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is Nycomed’s proprietary selective phosphodiesterase 4 (or PDE4) enzyme inhibitor being developed for the treatment of chronic obstructive pulmonary disease (or COPD).  Under the terms of the agreement, the Company will make an upfront payment to Nycomed of $100,000 which will be recorded to research and development expense.  The Company may be obligated to make payments to Nycomed for future development and sales milestones, and will pay royalties based on Daxas sales.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased to a quarterly record high of $1,008,151 for the three-month period ended June 30, 2009 as compared to $966,844 for the June 30, 2008 quarter due to strong sales of Lexapro®, Namenda®, Bystolic® and our newest product Savella™.  Savella is a selective serotonin and norepinephrine dual reuptake inhibitor for the management of fibromyalgia, which was launched in May 2009.  Net income increased $19,978 as compared to the same period last year.  During the quarter ended June 30, 2008, we and our licensing partner Daiichi Sankyo (or Sankyo), terminated our co-promotion agreement for Azor®.  As a result of terminating the agreement, we recorded a one-time charge of $44,100 to selling, general and administrative expense.

In July 2009, we along with our licensing partner H. Lundbeck A/S (or Lundbeck) entered into a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd. (or Caraco) regarding patent infringement disputes relating to Lexapro.  Pursuant to the settlement we and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco's generic version of the product as of the date any third party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco will take over the commercialization and sale of several products from Forest's Inwood business in consideration for royalties on net sales of those products and Caraco’s parent Sun Pharma will license to Lundbeck on a worldwide basis certain patent applications related to the synthesis of escitalopram and citalopram.  Pursuant to the settlement, we and Lundbeck reimbursed certain of Caraco's legal costs in connection with these patent litigations.  The settlement remains subject to review by the U.S. Federal Trade Commission.

On August 7, 2009, we entered into a license agreement with Nycomed GmbH (or Nycomed) to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is Nycomed’s proprietary selective phosphodiesterase 4 (or PDE4) enzyme inhibitor being developed for the treatment of chronic obstructive pulmonary disease (or COPD).  Under the terms of the agreement, we will make an upfront payment to Nycomed of $100,000 which will be recorded to research and development expense.  We may be obligated to make payments to Nycomed for future development and sales milestones, and will pay royalties on Daxas sales.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $250,552 from March 31, 2009.  Cash and cash equivalents and marketable securities increased from ongoing operations.  Of our total cash and cash equivalents and marketable securities position at June 30, 2009, 28%, or about $950,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses decreased by $26,288 to $43,965 on investments of $1,880,222 as compared with $70,253 in unrealized losses on investments of $1,691,810 at March 31, 2009.  We have recorded unrealized losses on certain of these investments to Other Comprehensive Income.  We believe these unrealized losses to be temporary in nature. We do not have the intent to sell our investments and it is more likely than not that we will not have to sell the investments before the recovery of our cost basis.  Trade accounts receivable increased due to higher sales of our principal branded products.  Raw materials and finished goods inventory increased in order to support continued demand for our products.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Other current liabilities increased due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2009 as we continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales increased $54,497 or 6.1% to $948,242 for the quarter ended June 30, 2009 from $893,745 in the June 30, 2008 quarter primarily due to strong sales of Lexapro, Namenda, Bystolic and Savella.

Lexapro, which is indicated for the treatment of depression in adults and adolescents and generalized anxiety disorder in adults, and is our most significant product, had sales of $565,455 in the quarter, a 3% decrease from the same period last year, due to a modest decline in market share.  The Lexapro sales contribution resulted in a decrease of $17,642 to the net sales change as compared with last year, of which $38,727 was due to volume decreases offset by $21,085 related to price increases.  During fiscal 2007 Caraco, filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  In July 2009, we and Lundbeck entered into a settlement agreement with Caraco and Sun Pharma as discussed above.  Lexapro’s patent is set to expire in March 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Sales of Namenda, our N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease grew 19%, an increase of $40,632 to $259,250 for the quarter ended June 30, 2009 as compared with June 30, 2008, of which $24,131 was due to volume and $16,501 was due to price.  During the third quarter of fiscal 2008, we received notification from several generic manufacturers that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA commenced patent infringement litigation against these generic manufacturers.  A trial date has been set for April 5, 2010.  Namenda’s patent is set to expire in April 2015.

Sales of Bystolic (nebivolol hydrochloride), our beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $37,665 as compared to $4,374 for the quarter ended June 30, 2008.  Sales of Savella, a selective serotonin and norepinephrine dual reuptake inhibitor (or SNRI) for the management of fibromyalgia launched in May 2009, achieved sales of $9,609.  The remainder of the net sales change for the period presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the current quarter was $47,709 compared to $54,153 in the same period last year, primarily due to co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty through March 2014.  We are no longer incurring any salesforce expenses for this product.

Interest income for the current quarter decreased over the same period last year primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 22.9% for the June 2009 quarter, as compared with 22.1% in the same period last year.

Selling, general and administrative expense decreased to $311,807 in the current quarter as compared to $342,955 in the same period last year primarily due to the one-time charge of $44,100 relating to the termination of the Azor co-promotion agreement.  Excluding this charge, selling, general and administrative expense increased 4.3% due mostly to launch activities for Bystolic and Savella.

Research and development expense increased to $147,126 in the current quarter as compared to $112,112 in the same period last year.  This increase is the result of the level of spending required to advance our current pipeline of development products.

Research and development expense also reflects the following:

•
In October 2008, we entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered small molecule DPP-4 inhibitor currently in Phase III clinical development for Type II diabetes.  We expect to have top-line results for the first Phase III trial during the first half of calendar 2010 and we recently initiated additional Phase III trials for dutogliptin.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In December 2008, we entered into an agreement with Pierre Fabre to develop and commercialize F2695 in the United States and Canada for the treatment of depression.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression and other central nervous system disorders.  We will initiate Phase III studies with F2695 in the second half of calendar 2009.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as methicillin resistant Staphylococcus aureus and gram-negative bacteria.  In June 2008, we reported positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and in June 2009, we reported positive results from two Phase III studies for community-acquired bacterial pneumonia.  The data from these two indications, will serve as the basis of our New Drug Application, which we expect to file around the end of calendar 2009.

•
In April 2006, we entered into an agreement with Laboratorios Almirall, S.A. (or Almirall) for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (or COPD).  In September 2008 we received positive results from two Phase III studies assessing the safety and efficacy of aclidinium in moderate to severe COPD.  In both trials, once-daily aclidinium showed a statistically significant difference versus placebo in the primary endpoint of trough FEV1, a measure of pulmonary function that is decreased in patients with moderate to severe COPD.  After consultation with the FDA, we and Almirall have determined an alternative development pathway forward and have commenced the first additional Phase III study to establish the safety and efficacy of aclidinium at a higher and more frequent dosing regimen.  We also plan to initiate an additional Phase III study with this dosing regimen later this year.  We expect to report top-line results from the first of these studies during the first half of calendar 2010 and anticipate a filing date for late 2011.  We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

•
During the September 2007 quarter, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the compound linaclotide in North America.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (or IBS-C) and chronic constipation (or CC).  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we have initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  The CC studies have been initiated and we expect to report top-line data in the fourth quarter of calendar 2009.  The IBS-C trials commenced in July 2009.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
During the third quarter of fiscal 2005, we entered into an agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  We and Richter initiated a Phase II(b) dose-ranging study in schizophrenia patients.  This study is being performed in order to better determine an optimal dose range to take into the planned Phase III program, for which we expect top-line results in the fourth quarter of calendar 2009.  Based on these results we also expect to initiate Phase III mania disorder studies in early 2010 and the schizophrenia Phase III program shortly thereafter. In addition, we have recently commenced Phase II proof of concept studies in bipolar depression and as add-on treatment for Major Depressive Disorder.

•
Regarding Bystolic (nebivolol hydrochloride), we recently filed an sNDA for a congestive heart failure indication based on a single large Phase III study.  We anticipate an action date from the FDA in the first quarter of 2010.

•
During the second quarter of fiscal 2005, Forest entered into an agreement with Glenmark Pharmaceuticals Ltd. (or Glenmark) for the North American development and marketing of oglemilast, a PDE4 inhibitor for the treatment of asthma and COPD.  We have commenced a Phase II study of this compound for the COPD indication with results expected in the third quarter of calendar 2009.  Glenmark is conducting a Phase II study for this compound in adult patients with asthma.

•
During the third quarter of fiscal 2006, we entered into an agreement with Richter for the North American rights to radiprodil (RGH-896), a compound that targets the NR2B receptor being developed for the treatment of chronic pain and other CNS conditions.  We have commenced a Phase II dose-ranging study of radiprodil in patients with diabetic peripheral neuropathic pain, with results expected in the second half of calendar 2010.

Among other research and development projects we continue to support are mGLUR1/5, a series of novel compounds that target group 1 metabotropic glutamate receptors and NXL104, a novel intravenous beta-lactamase inhibitor being developed in combination with ceftaroline.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

Our effective tax rate was 20.9% for the three-month period ended June 30, 2009, as compared to 22.7% for the same period last year.  The decrease resulted primarily from additional earnings in lower tax jurisdictions and the net impact of one-time discrete tax adjustments in the June 2008 quarter.  These prior discrete adjustments related principally to stock-based compensation in prior years offset for the most part by the termination of our co-promotion agreement for Azor as well as other tax matters.  Effective tax rates may be affected by ongoing tax audits.  See Note 11 to the condensed consolidated financial statements.

We expect to continue our profitability in the current fiscal year with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $31,606 at June 30, 2009 and $37,861 at June 30, 2008.  Commercial discounts and other rebate accruals were $181,525 at June 30, 2009 and $143,688 at June 30, 2008.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	June 30, 2009	June 30, 2008

Beginning balance	$277,894	$229,681

Provision for rebates	134,277	118,232
Settlements	(135,068)	(109,605)
	(791)	8,627

Provision for returns	6,856	6,744
Settlements	(4,904)	(5,687)
	1,952	1,057

Provision for chargebacks and discounts	84,666	78,645
Settlements	(82,869)	(81,772)
	1,797	(3,127)

Ending balance	$280,852	$236,238

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
(Dollar amounts in thousands)

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (or the 2009 10-K).

In July 2009, we and our licensing partner H. Lundbeck A/S (or Lundbeck) entered into a settlement agreement of the patent infringement litigation captioned Forest Laboratories, Inc., et al. v. Caraco Pharmaceutical Laboratories Ltd., et al. and described in the 2009 10-K.  Pursuant to the settlement, we and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco’s generic version of the product as of the date any third-party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco will take over the commercialization and sale of several products from Forest’s Inwood business in consideration for royalties on net sales of those products and Caraco’s parent, Sun Pharma, will license to Lundbeck on a worldwide basis certain patent applications related to the synthesis of escitalopram and citalopram.  Pursuant to the settlement, we and Lundbeck reimbursed certain of Caraco’s legal costs in connection with these patent litigations.  The settlement remains subject to review by the U.S. Federal Trade Commission.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In May 2006 our Board of Directors (or the Board) authorized a share repurchase program (or the 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase.  No shares were repurchased during the quarter ended June 30, 2009.  As of August 7, 2009, 5.7 million shares were available for repurchase under the 2007 Repurchase Program.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 are the following materials, formatted in eXtensible Business Reporting Language ("XBRL"):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2009

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer