Form 10-Q
period 2009-09-30
FOREST LABORATORIES INC
filed 2009-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares outstanding of Registrant's Common Stock as of November 6, 2009: 301,765,815

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

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2009 (Unaudited)	March 31, 2009

Assets

Current assets:
Cash (including cash equivalent investments of $1,735,362 in September and $1,337,871 in March)	$1,736,133	$1,338,905
Marketable securities	1,330,604	1,242,017
Accounts receivable, less allowance for doubtful accounts of $17,913 in September and $18,511 in March	484,664	449,444
Inventories, net	440,706	393,527
Deferred income taxes	228,215	217,811
Other current assets	104,437	144,250
Total current assets	4,324,759	3,785,954

Marketable securities and investments	545,276	449,793

Property, plant and equipment	595,681	586,039
Less: accumulated depreciation	263,181	240,104
	332,500	345,935
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $493,189 in September and $474,960 in March	480,149	497,897
Deferred income taxes	99,799	100,758
Other assets	1,325	1,506
Total other assets	596,238	615,126

Total assets	$5,798,773	$5,196,808
See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2009 (Unaudited)	March 31, 2009

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$124,213	$117,192
Accrued expenses	744,270	700,636
Total current liabilities	868,483	817,828

Long-term liabilities:
Income tax liabilities	298,525	264,389

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 422,465 shares in September and 422,268 shares in March	42,246	42,227
Additional paid-in capital	1,514,310	1,491,239
Retained earnings	6,828,796	6,379,236
Accumulated other comprehensive loss	(1,473)	(47,145)
Treasury stock, at cost (120,699 shares in September and 120,653 shares in March)	(3,752,114)	(3,750,966)
Total stockholders' equity	4,631,765	4,114,591

Total liabilities and stockholders' equity	$5,798,773	$5,196,808
See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$962,714	$925,570	$1,910,956	$1,819,315
Contract revenue	50,590	47,210	98,299	101,363
Interest income	9,411	19,194	21,611	37,424
Other income	41,219	532	41,219	1,248
	1,063,934	992,506	2,072,085	1,959,350

Costs and expenses:
Cost of sales	221,161	205,001	437,905	402,342
Selling, general and administrative	324,924	326,261	636,731	669,215
Research and development	263,079	146,357	410,205	258,469
	809,164	677,619	1,484,841	1,330,026

Income before income tax expense	254,770	314,887	587,244	629,324

Income tax expense	68,108	70,801	137,684	142,318

Net income	$186,662	$244,086	$449,560	$487,006

Net income per common share:

Basic	$0.62	$0.80	$1.48	$1.59
Diluted	$0.61	$0.80	$1.48	$1.59

Weighted average number of common shares outstanding:

Basic	302,983	304,814	302,952	306,146
Diluted	303,530	305,938	303,443	307,126

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2009	2008	2009	2008

Net income	$186,662	$244,086	$449,560	$487,006

Other comprehensive income (loss):
Foreign currency translation gains (losses)	295	(17,452)	11,808	(17,813)
Pension liability adjustment	(11,558)		(11,558)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	19,561	(10,512)	45,422	(11,073)

Other comprehensive income (loss)	8,298	(27,964)	45,672	(28,886)

Comprehensive income	$194,960	$216,122	$495,232	$458,120

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$449,560	$487,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,618	22,754
Amortization and impairments	18,229	35,895
Stock-based compensation expense	22,282	20,254
Deferred income tax (benefit) provision	(9,445)	5,927
Foreign currency transaction loss (gain)	35	(630)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(35,220)	22,964
Inventories, net	(47,179)	(25,696)
Other current assets	39,813	(42,314)
Other assets	181	(10)
Increase (decrease) in:
Accounts payable	7,021	(151,025)
Accrued expenses	43,634	151,133
Income tax liabilities	34,136	23,104
Net cash provided by operating activities	545,665	549,362

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,532)	(19,240)
Purchase of marketable securities and investments	(1,335,269)	(1,247,144)
Redemption of marketable securities	1,151,199	1,309,441
Net cash (used in) provided by investing activities	(192,602)	43,057

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	821	3,378
Excess tax (provision) benefit related to stock-based compensation	(13)	236
Purchase of treasury stock	(1,148)	(332,459)
Net cash used in financing activities	(340)	(328,845)

Effect of exchange rate changes on cash	44,505	(26,784)
Increase in cash and cash equivalents	397,228	236,790
Cash and cash equivalents, beginning of period	1,338,905	833,052
Cash and cash equivalents, end of period	$1,736,133	$1,069,842

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94,710	$135,342
See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (or ASC) 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Certain amounts as previously reported have been reclassified to conform to current year classifications.  Operating results for the six-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

In June 2009, the Financial Accounting Standards Board (or FASB) issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which is effective for interim periods ending after September 15, 2009.  This establishes the FASB Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP, with the exception of Statements of Financial Accounting Standards not yet included in the Codification.  The Company adopted ASC 105 as required for the period ended September 30, 2009.

During the current quarter the Company adopted ASC 605-25 “Revenue Arrangements with Multiple Deliverables”.  This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  The Company has elected early adoption of this standard which did not have a material effect on the Company’s condensed consolidated financial statements.

2.   Accounts Receivable (In thousands):

Accounts receivable, net, consists of the following:

	September 30, 2009 (Unaudited)	March 31, 2009

Trade	$383,378	$351,697
Other	101,286	97,747
	$484,664	$449,444

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3.   Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

	September 30, 2009 (Unaudited)	March 31, 2009

Raw materials	$164,708	$126,292
Work in process	845	982
Finished goods	275,153	266,253
	$440,706	$393,527

4.   Fair Value Measurements (In thousands):

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,548,870	$1,548,870
Municipal bonds and notes	290,530		$290,530
Commercial paper	1,089,375	547,039	542,336
Variable rate demand notes	142,844		142,844
Floating rate notes	395,252		395,252
Auction rate securities	36,539			$36,539

As of September 30, 2009, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model, which has been unchanged since the beginning of this fiscal period.

On April 1, 2009, the Company adopted the provisions of ASC 820-10-65, “Fair Value Measurements and Disclosures” for non-financial assets and non-financial liabilities.  This statement did not have a material effect on the Company’s condensed consolidated financial statements.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Marketable Securities (In thousands):

Available-for-sale debt securities consist of the following:

	September 30, 2009
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$135,394
Municipal bonds and notes	189,274	$1,029
Commercial paper	922,854	1,586
Floating rate notes	83,082		$	(135)
Total current securities	1,330,604	2,615		(135)

Noncurrent:
Municipal bonds and notes	101,256	723
Commercial paper	78,711	726
Auction rate notes	36,539
Floating rate notes	312,170			(23,726)
Total noncurrent securities	528,676	1,449		(23,726)

Total available-for-sale debt securities	$1,859,280	$4,064		$(23,861)

Proceeds from the sales of available-for-sale debt securities was $1,151,199 for the six months ended September 30, 2009.  Gross realized gains on those sales for the six months ended September 30, 2009 was $9,970.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $19,797 for the six months ended September 30, 2009 has been included in Stockholders’ equity:  Accumulated other comprehensive income.  The preceding table does not include the Company’s $16,600 investment in Ironwood Pharmaceuticals, Inc., which is held at cost and described in Note 6 to the Condensed Consolidated Financial Statements.

Contractual maturities of available-for-sale debt securities at September 30, 2009, are as follows:

Estimated fair value
Within one year	$1,330,604
1-5 years	418,143
5-10 years	60,617
After 10 years	49,916
$1,859,280

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

6.   License and Collaboration Agreements (In thousands):

In August 2009, the Company entered into a license agreement with Nycomed GmbH (or Nycomed) to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is a proprietary selective phosphodiesterase 4 (PDE4) enzyme inhibitor for oral administration developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  Under the terms of the agreement, the Company made an upfront payment to Nycomed of $100,000 which was recorded to research and development expense.  The Company may be obligated to make payments to Nycomed for future development and sales milestones and royalties on Daxas sales.  The Company may also be responsible for certain development expenses incurred prior to FDA approval.

The Company also entered into a license agreement with AstraZeneca UK Limited (or AstraZeneca) in August 2009, pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide excluding the United States, Canada and Japan.  Ceftaroline is the Company’s late stage, next generation, broad-spectrum, hospital-based injectable cephalosporin being investigated for the treatment of complicated skin and skin structure infections (cSSSI) and community acquired bacterial pneumonia (CABP).  Under the terms of the agreement, the Company received an upfront payment of $40,000 which was recorded to other income.  AstraZeneca may be obligated to pay the Company milestones and royalties based on future sales of ceftaroline.

Effective April 1, 2009 the Company implemented ASC 808-10 “Collaborative Arrangements”, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

These collaborations are contractual agreements with third parties consisting of a joint operating activity involving the research and development, manufacturing and marketing of a product.  These collaboration agreements are profit sharing in nature and consequently both the Company and its partners are active participants and are subject to significant risks and rewards.  These collaborative arrangements generally require the Company to make milestone and royalty payments based upon the results of specific research and development objectives and future sales, if any.  These agreements also include provisions for reimbursement of certain expenses between the Company and its partners.  The Company has entered into several other license agreements which are not profit sharing in nature and accordingly do not qualify as collaboration agreements as defined by ASC 808-10.

Two of the Company’s previously described agreements qualify as collaboration agreements under ASC 808-10:  In October 2008, the Company entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin, Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor being developed for the treatment of Type II diabetes.  The Company made a $75,000 upfront payment to Phenomix in fiscal 2009, which was recorded to research and development expense.  In September 2007, the Company entered into a collaboration agreement with Ironwood to co-develop and co-market Ironwood’s first-in-class compound linaclotide, currently being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  Under the terms of the agreement, in fiscal 2008 the Company paid Ironwood a $70,000 upfront licensing fee which was recorded to research and development expense.  During the current quarter, the Company paid Ironwood $45,000 in development milestones, of which $28,400 was charged to research and development expense and $16,600 was recorded as a preferred equity investment in Ironwood.  These products have not yet been approved by the FDA.

7.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic	302,983	304,814	302,952	306,146
Effect of assumed conversion of employee stock options	547	1,124	491	980
Diluted	303,530	305,938	303,443	307,126

Options to purchase approximately 17,228 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share and options to purchase approximately 17,331 shares of common stock at exercises prices ranging from $20.55 to $76.66 that were outstanding during a portion of the three and six-month periods ended September 30, 2009, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.  Options to purchase approximately 14,939 shares of common stock at exercise prices ranging from $34.12 to $76.66 per share and options to purchase approximately 14,940 shares of common stock at exercise prices ranging from $34.12 to $76.66 that were outstanding during a portion of the three and six-month periods ended September 30, 2008, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2018.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The above references to earnings per share are in conformity with ASC 260-10-45 “Earnings Per Share”. The Company adopted ASC 260-10-45 on April 1, 2009.  The application of ASC 260-10-45 did not have a material effect on the Company’s earnings per share for the three and six-month periods ended September 30, 2009 and 2008.

8.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2009, 5,312 shares were available for grant.

Compensation expense of $10,460 ($8,634 net of tax) and $22,282 ($18,192 net of tax) was recorded for the three and six-month periods ended September 30, 2009, respectively.  For the three and six-month periods ended September 30, 2008, compensation expense of $9,667 ($8,227 net of tax) and $20,254 ($17,044 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 “Compensation-Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information (In thousands):

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2009	2008	2009	2008

Central nervous system	$855,948	$833,112	$1,694,980	$1,643,432
Cardiovascular	47,754	19,593	93,797	29,408
Other	59,012	72,865	122,179	146,475
	$962,714	$925,570	$1,910,956	$1,819,315

10.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750 million based upon agreement with the participating lenders and expires on December 7, 2012.  As of November 6, 2009, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

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

In connection with that examination the Company has agreed with an assessment related to intercompany transfer pricing.  Such assessment resulted in additional U.S. federal and state corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

Fiscal years 2004, 2005 and 2006 are currently under review by the IRS.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2009, the Company had accrued an additional $12,015 in interest for a total of $41,913 related to the resolution of various income tax matters.

The Company’s effective tax rate was 26.7% and 23.5% for the three and six-month periods ended September 30, 2009, as compared to 22.5% and 22.6% for the same periods last year.  The increase was primarily due to the Company’s upfront license payment to Nycomed, a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd. (or Caraco) and various tax matters partially offset by the effect of the license agreement with AstraZeneca.  Effective tax rates may be affected by ongoing tax audits.

12.   Legal Proceedings (In thousands):

In July 2009, the Company along with its licensing partner H. Lundbeck A/S (or Lundbeck) entered into a settlement agreement with Caraco regarding patent infringement disputes relating to Lexapro.  Pursuant to the settlement, the Company and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco's generic version of the product as of the date any third party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco will take over the commercialization and sale of several products from Forest's Inwood business in consideration for royalties on net sales of those products and Caraco’s parent Sun Pharma will license to Lundbeck on a worldwide basis certain patent applications related to the synthesis of escitalopram and citalopram.  In connection with the settlement, the Company incurred a $20,000 charge during the quarter ended September 30, 2009 which was recorded to selling, general and administrative expense.  The Company and Lundbeck reimbursed certain of Caraco's legal costs in connection with these patent litigations.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As previously disclosed, the United States Attorney’s Office for the District of Massachusetts (USAO) is investigating various potential violations of civil and criminal laws in connection with the Company’s marketing of Celexa and Lexapro, as well as in connection with the manufacturing and marketing of Levothroid.  In respect of these matters, the Company recorded a reserve of $170,000 during fiscal 2009.  In May 2009, Forest reached an agreement in principle with the USAO and the Civil Division of the U.S. Department of Justice (DOJ) to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states who are members of the National Medicaid Fraud Control Unit, which has been working with the USAO and the DOJ.  The amount of the settlement subject to the agreement in principle falls within the $170,000 reserve in respect of these matters recorded in fiscal 2009.  Consummation of the agreement in principle is subject to the negotiation and finalization of appropriate implementing agreements, including civil settlement agreements and a corporate integrity agreement.  The negotiation of these agreements is ongoing, and until they are finalized, there can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of the expense recorded in fiscal 2009.  In addition, the agreement in principle discussed above does not resolve the government’s ongoing investigation into potential criminal law violations related to Celexa, Lexapro and Levothroid.  The Company is continuing to cooperate with this investigation and to discuss these issues with the government.

With respect to the litigation brought by the Company and its licensing partner Merz Pharma GmbH & Co. KgaA (or Merz) against several companies who had notified the Company that they have filed ANDA’s with the FDA seeking to obtain approval to market generic versions of Namenda, the Company and Merz have entered into settlement agreements with Amneal Pharmaceuticals, LLC, Apotex Inc., Cobalt Laboratories, Inc., Sun India Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Upsher-Smith Laboratories, Inc., Wockhardt Limited, and related companies and subsidiaries thereof in such patent infringement litigation captioned Forest Laboratories, Inc. et al. v. Cobalt Laboratories, Inc. et al. and pending in the U.S. District Court for the District of Delaware.  These settlement agreements do not settle Forest and Merz’s patent infringement litigation against Dr. Reddy’s Laboratories, Inc., Lupin Pharmaceuticals, Inc., Mylan Pharmaceuticals Inc., and related companies and subsidiaries thereof, that is pending in the District of Delaware, or Forest and Merz’s patent infringement litigation against Orchid Chemicals & Pharmaceuticals Ltd. and Orgenus Pharma, Inc. that is pending in the U.S. District Court for the District of New Jersey.  A trial in the Delaware litigation is currently scheduled for April 2010.  No trial has been scheduled in the New Jersey litigation.

Under the terms of the settlement agreements reached, and subject to review of the settlement terms by the U.S. Federal Trade Commission:

(1) The Company and Merz will provide licenses to each of Amneal, Cobalt, Sun, Teva, Upsher-Smith, and Wockhardt that will permit these companies to launch their generic versions of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.

(2) The Company and Merz will provide licenses to Apotex that will permit Apotex to launch its generic version of Namenda as of the date that is the later of (a) the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivity or (b) the date that Apotex receives final approval from the FDA of its ANDA, or earlier in certain circumstances.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company and Merz also agreed to reimburse certain of Amneal’s, Cobalt’s, Sun’s, Teva’s, Upsher-Smith’s and Wockhardt’s legal costs in connection with the patent litigation.

On October 15, 2009, in the case captioned Infosint S.A. v. H. Lundbeck A/S et al. and described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, a jury in the U.S. District Court for the Southern District of New York reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that the Company’s licensing partner H. Lundbeck A/S induced any such infringement.  As part of this verdict, the jury awarded Infosint $15,000 in damages.  Judge Lewis A. Kaplan entered judgment on October 21, 2009 in accordance with the jury’s verdict.  Equitable defenses that may eliminate any damages award have yet to be heard by the district court.  Further, the Company plans to file post-trial motions in the district court and appeal the case to the U.S. Court of Appeals for the Federal Circuit, if necessary.  The Company also continues to believe that its license agreements with Lundbeck require Lundbeck to indemnify the cost of defending this action and from any associated damages or awards.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased for the quarter and six months ended September 30, 2009 due to strong sales of Lexapro®, Namenda®, Bystolic® and our newest product Savella®.  Savella is a selective serotonin and norepinephrine dual reuptake inhibitor for the management of fibromyalgia, which was launched in April 2009.  Net income decreased 23.5% for the quarter and 7.7% for the six months ended September 30, 2009 primarily due to an upfront license fee of $100,000 to Nycomed GmbH (or Nycomed) for Daxas®, and a $20,000 charge in connection with a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd. (or Caraco).  These charges were offset by the receipt of an upfront licensing payment of $40,000 from AstraZeneca UK Limited (or AstraZeneca) for ceftaroline.  During last year’s six months ended September 30, we recorded a one-time charge of $44,100 to selling, general and administrative expense as a result of terminating our co-promotion agreement with Daiichi Sankyo (or Sankyo) for Azor®.

In July 2009, we along with our licensing partner H. Lundbeck A/S (or Lundbeck) entered into a settlement agreement with Caraco regarding patent infringement disputes relating to Lexapro.  Pursuant to the settlement, we and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco's generic version of the product as of the date any third party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco will take over the commercialization and sale of several products from Forest's Inwood business in consideration for royalties on net sales of those products and Caraco’s parent Sun Pharma will license to Lundbeck on a worldwide basis certain patent applications related to the synthesis of escitalopram and citalopram.  In connection with the settlement, we incurred a $20,000 charge during the quarter ended September 30, 2009 which was recorded to selling, general and administrative expense.  We and Lundbeck reimbursed certain of Caraco's legal costs in connection with these patent litigations.

In August 2009, we entered into a license agreement with Nycomed to develop and commercialize Daxas (roflumilast) in the United States.  Daxas is a proprietary selective phosphodiesterase 4 (PDE4) enzyme inhibitor for oral administration developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  Under the terms of the agreement, we made an upfront payment to Nycomed of $100,000 which was recorded to research and development expense.  We may be obligated to make payments to Nycomed for future development and sales milestones, and royalties on Daxas sales.  We may also be responsible for certain development expenses incurred prior to FDA approval.

We also entered into a license agreement with AstraZeneca in August 2009, pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide, excluding the United States, Canada and Japan.  Ceftaroline is our late stage, next generation, broad-spectrum, hospital-based injectable cephalosporin being investigated for the treatment of complicated skin and skin structure infections (cSSSI) and community acquired bacterial pneumonia (CABP).  Under the terms of the agreement, we received an upfront payment of $40,000 which was recorded to other income.  AstraZeneca may be obligated to pay us milestones and royalties based on future sales of ceftaroline.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $488,150 from March 31, 2009.  Cash and cash equivalents and marketable securities increased from ongoing operations.  Of our total cash and cash equivalents and marketable securities position at September 30, 2009, 23%, or about $820,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses decreased by $46,392 to $23,861 on investments of $1,859,280 as compared with $70,253 in unrealized losses on investments of $1,691,810 at March 31, 2009.  We have recorded unrealized losses on certain of these investments to other comprehensive income.  We believe these unrealized losses to be temporary in nature. We do not have the intent to sell our investments and it is more likely than not that we will not have to sell the investments before the recovery of our cost basis.  Trade accounts receivable increased due to higher sales of our principal branded products.  Raw materials and finished goods inventory increased in order to support continued demand for our products.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Other current liabilities increased due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2009 as we continued to make technology investments to expand our principal operating systems to enhance supply chain and salesforce applications.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to facilitate potential acquisitions of products, payment of achieved milestones and capital investments.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2009 increased 4.0% and 5.0%, respectively, from the same periods last year to $962,714 and $1,910,956, primarily due to strong sales of Lexapro, Namenda, Bystolic and our newest product Savella.

Lexapro, which is indicated for the treatment of depression in adults and adolescents and generalized anxiety disorder in adults, and is our most significant product, had sales of $566,015 and $1,131,470 for the quarter and six months respectively, a decrease of approximately 3.1% from the same periods last year, due to a modest decline in market share.  Lexapro sales decreased $17,881 and $35,523 as compared with last year, of which $46,407 and $85,134 was due to volume decreases offset by $28,526 and $49,611 related to price increases.  During fiscal 2007, Caraco filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  In July 2009, we and Lundbeck entered into a settlement agreement with Caraco and Sun Pharma as discussed above.  Lexapro’s patent is set to expire in March 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease grew 11.9% and 15.0% for the current quarter and six months, respectively, to $275,268 and $534,518. This represents an increase of $29,207 and $69,839 as compared with the same periods last year, of which $14,230 and $38,361 was due to volume and $14,977 and $31,478 was due to price.  During the third quarter of fiscal 2008, we received notification from several generic manufacturers that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA commenced patent infringement litigation against these generic manufacturers.  See “Part II, Item 1. Legal Proceedings”, for a discussion of certain settlements that have been reached in this litigation.  Namenda’s patent is set to expire in April 2015.

Sales of Bystolic (nebivolol hydrochloride), our beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $40,666 and $78,331 for the three and six-month periods, respectively, as compared to $14,163 and $18,537 for the same periods last year.  Sales of Savella, a selective serotonin and norepinephrine dual reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $10,230 and $19,839 for the current quarter and six months ended September 30, 2009.  The remainder of the net sales change for the periods presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the three and six months ended September 30, 2009 was $50,590 and $98,299, respectively, compared to $47,210 and $101,363 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income for the current quarter and six months increased primarily due to a $40,000 upfront license payment from AstraZeneca.  Interest income for the three and six-month periods decreased over the same periods last year primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 23.0% and 22.9% for the three and six-month periods of the current year as compared with 22.1% for the same periods last year.

Selling, general and administrative expense decreased $1,337 and $32,484 for the three and six-month periods ended September 30, 2009 as compared to the same periods last year.  The current quarter includes a one-time charge of $20,000 in connection with a settlement agreement with Caraco regarding patent infringement disputes relating to Lexapro.  In the June 2008 quarter we recorded a one-time charge of $44,100 relating to the termination of the Azor co-promotion agreement.  The September 2008 quarter includes a $25,000 charge in connection with a settlement of all claims against all defendants in a securities litigation pending against the Company and certain of our officers.  Excluding these one-time charges from all periods, selling, general and administrative expense increased slightly due primarily to launch activities for Savella.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Research and development expense increased $116,722 and $151,736 in the three and six-month periods ended September 30, 2009.  The current quarter includes an upfront license fee of $100,000 to Nycomed for Daxas.  Excluding this upfront payment, research and development expense increased 11.4% and 20.0% for the three and six-month periods, respectively.

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

•
In December 2008, we entered into an agreement with Pierre Fabre to develop and commercialize F2695 in the United States and Canada for the treatment of depression.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression and other central nervous system disorders.  We recently initiated Phase III studies for F2695.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as methicillin resistant Staphylococcus aureus and gram-negative bacteria.  In June 2008, we reported positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and in June 2009, we reported positive results from two Phase III studies for community-acquired bacterial pneumonia.  The data from these two indications will serve as the basis of our New Drug Application which we expect to file around the end of calendar 2009.

•
In April 2006, we entered into an agreement with Laboratorios Almirall, S.A. (or Almirall) for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease (COPD).  In September 2008 we received positive results from two Phase III studies assessing the safety and efficacy of aclidinium in moderate to severe COPD.  In both trials, once-daily aclidinium showed a statistically significant difference versus placebo in the primary endpoint of trough FEV1, a measure of pulmonary function that is decreased in patients with moderate to severe COPD.  After consultation with the FDA, we and Almirall have determined an alternative development pathway forward and have commenced the first additional Phase III study to establish the safety and efficacy of aclidinium at a higher and more frequent dosing regimen.  The positive outcome from a recently completed short-term Phase II study comparing aclidinium BID (twice daily) with placebo and tiotropium supports this decision.  We and Almirall also plan to initiate additional Phase III studies with this dosing regimen later this year.  We expect to report top-line results from the Phase II trial and the first Phase III study with the new dosing regimen during the first quarter of calendar 2010 and anticipate filing an NDA for aclidinium in late 2011 or early 2012.  We and Almirall are also pursuing the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
During the September 2007 quarter, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the compound linaclotide in North America. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we have initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  We recently reported positive top-line data for the two Phase III trials in CC.  The IBS-C trials commenced in July 2009 and we expect to report top-line data in the second half of calendar 2010.

•
During the third quarter of fiscal 2005, we entered into an agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In October 2009, we and Richter received positive top-line results from a Phase II(b) dose-ranging study in schizophrenia patients.  This study was performed in order to better determine an optimal dose range to take into the planned Phase III program.   Based on these results and a previously reported positive Phase II trial in bipolar mania disorder, we also expect to initiate Phase III mania disorder studies in early 2010 and the schizophrenia Phase III program shortly thereafter.  In addition, we have recently commenced Phase II proof of concept studies in bipolar depression and as add-on treatment for Major Depressive Disorder.

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

Our effective tax rate was 26.7% and 23.5% for the three and six-month periods ended September 30, 2009, as compared to 22.5% and 22.6% for the same periods last year.  The increase was primarily due to the upfront license payment to Nycomed, a settlement agreement with Caraco and various tax matters partially offset by the effect of the license agreement with AstraZeneca.  Effective tax rates may be affected by ongoing tax audits.  See Note 11 to the Condensed Consolidated Financial Statements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $26,941 at September 30, 2009 and $36,394 at September 30, 2008.  Commercial discounts and other rebate accruals were $173,955 at September 30, 2009 and $150,319 at September 30, 2008.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	September 30, 2009	September 30, 2008

Beginning balance	$277,894	$229,681

Provision for rebates	272,150	247,957
Settlements	(285,827)	(233,276)
	(13,677)	14,681

Provision for returns	13,430	13,720
Settlements	(12,981)	(11,904)
	449	1,816

Provision for chargebacks and discounts	174,496	151,700
Settlements	(171,965)	(153,747)
	2,531	(2,047)

Ending balance	$267,197	$244,131

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (or the 2009 10-K) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

As previously disclosed, the United States Attorney’s Office for the District of Massachusetts (USAO) is investigating various potential violations of civil and criminal laws in connection with our marketing of Celexa and Lexapro, as well as in connection with our manufacturing and marketing of Levothroid.  In respect of these matters, we recorded a reserve of $170 million during fiscal 2009.  In May 2009, Forest reached an agreement in principle with the USAO and the Civil Division of the U.S. Department of Justice (DOJ) to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states who are members of the National Medicaid Fraud Control Unit, which has been working with the USAO and the DOJ.  The amount of the settlement subject to the agreement in principle falls within the $170 million reserve in respect of these matters recorded in fiscal 2009.  Consummation of the agreement in principle is subject to the negotiation and finalization of appropriate implementing agreements, including civil settlement agreements and a corporate integrity agreement.  The negotiation of these agreements is ongoing, and until they are finalized, there can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of the expense recorded in fiscal 2009.  In addition, the agreement in principle discussed above does not resolve the government’s ongoing investigation into potential criminal law violations related to Celexa, Lexapro and Levothroid.  We are continuing to cooperate with this investigation and to discuss these issues with the government.

With respect to the litigation brought by our licensing partner Merz and us against several companies who had notified us that they have filed ANDA’s with the FDA seeking to obtain approval to market generic versions of Namenda, we and Merz have entered into settlement agreements with Amneal Pharmaceuticals, LLC, Apotex Inc., Cobalt Laboratories, Inc., Sun India Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Upsher-Smith Laboratories, Inc., Wockhardt Limited, and related companies and subsidiaries thereof in such patent infringement litigation captioned Forest Laboratories, Inc. et al. v. Cobalt Laboratories, Inc. et al. and pending in the U.S. District Court for the District of Delaware.  These settlement agreements do not settle Forest and Merz’s patent infringement litigation against Dr. Reddy’s Laboratories, Inc., Lupin Pharmaceuticals, Inc., Mylan Pharmaceuticals Inc., and related companies and subsidiaries thereof, that is pending in the District of Delaware, or Forest and Merz’s patent infringement litigation against Orchid Chemicals & Pharmaceuticals Ltd. and Orgenus Pharma, Inc. that is pending in the U.S. District Court for the District of New Jersey.  A trial in the Delaware litigation is currently scheduled for April 2010.  No trial has been scheduled in the New Jersey litigation.

Under the terms of the settlement agreements reached, and subject to review of the settlement terms by the U.S. Federal Trade Commission:

(1) Forest and Merz will provide licenses to each of Amneal, Cobalt, Sun, Teva, Upsher-Smith, and Wockhardt that will permit these companies to launch their generic versions of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.

(2) Forest and Merz will provide licenses to Apotex that will permit Apotex to launch its generic version of Namenda as of the date that is the later of (a) the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivity or (b) the date that Apotex receives final approval from the FDA of its ANDA, or earlier in certain circumstances.

Forest and Merz also agreed to reimburse certain of Amneal’s, Cobalt’s, Sun’s, Teva’s, Upsher-Smith’s and Wockhardt’s legal costs in connection with the patent litigation.

On October 15, 2009, in the case captioned Infosint S.A. v. H. Lundbeck A/S et al. and described in the 2009 10-K, a jury in the U.S. District Court for the Southern District of New York reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that our licensing partner H. Lundbeck A/S induced any such infringement.  As part of this verdict, the jury awarded Infosint $15 million in damages.  Judge Lewis A. Kaplan entered judgment on October 21, 2009 in accordance with the jury’s verdict.  Equitable defenses that may eliminate any damages award have yet to be heard by the district court.  Further, we plan to file post-trial motions in the district court and appeal the case to the U.S. Court of Appeals for the Federal Circuit, if necessary.  We also continue to believe that our license agreements with Lundbeck require Lundbeck to indemnify the cost of defending this action and from any associated damages or awards.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In May 2006 our Board of Directors (or the Board) authorized a share repurchase program (or the 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase.  No shares were repurchased during the quarter ended September 30, 2009.  As of November 6, 2009, 5.7 million shares were available for repurchase under the 2007 Repurchase Program.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    The Company held its Annual Meeting of Stockholders on August 10, 2009.
(c)    At the annual meeting, holders of the Company's Common Stock voted for the election of eight members of the Company's Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified.  Holders of the Company's Common Stock voted for the approval on an advisory basis of the Company’s executive compensation program and for the ratification of BDO Seidman, LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2010.

At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Broker non-votes
Election of Directors:
Howard Solomon	245,825,529	17,537,645	187,837
Lawrence S. Olanoff, M.D., Ph.D.	254,424,680	8,975,776	150,555
Nesli Basgoz, M.D.	257,481,485	5,721,101	348,425
William J. Candee, III	253,505,287	9,804,670	241,054
George S. Cohan	253,503,685	9,794,898	252,428
Dan L. Goldwasser	253,823,367	9,400,287	327,357
Kenneth E. Goodman	248,391,460	14,941,622	217,929
Lester B. Salans, M.D.	255,612,412	7,650,256	288,343

Executive Compensation Plan Advisory Vote	252,954,761	5,620,972	4,975,278

Ratification of Independent Registered Public Accounting Firm	259,913,869	3,434,978	202,164

Item 6.	Exhibits

	Exhibit 10.1	Settlement Agreement among Forest Laboratories, Inc., H. Lundbeck A/S, Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated July 10, 2009
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB	XBRL Taxonomy Label Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 are the following materials, formatted in eXtensible Business Reporting Language ("XBRL"):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2009

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer