Form 10-Q
period 2009-12-31
FOREST LABORATORIES INC
filed 2010-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Number of shares outstanding of Registrant's Common Stock as of February 8, 2010: 302,371,127

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2009 (Unaudited)	March 31, 2009

Assets

Current assets:
Cash (including cash equivalent investments of $1,837,190 in December and $1,337,871 in March)	$1,838,092	$1,338,905
Marketable securities	1,405,196	1,242,017
Accounts receivable, less allowance for doubtful accounts of $18,313 in December and $18,511 in March	506,025	449,444
Inventories, net	465,918	393,527
Deferred income taxes	224,263	217,811
Other current assets	119,919	144,250
Total current assets	4,559,413	3,785,954

Marketable securities and investments	630,451	449,793

Property, plant and equipment	601,224	586,039
Less: accumulated depreciation	274,177	240,104
	327,047	345,935
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $499,810 in December and $474,960 in March	473,557	497,897
Deferred income taxes	99,365	100,758
Other assets	1,343	1,506
Total other assets	589,230	615,126

Total assets	$6,106,141	$5,196,808

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	December 31, 2009 (Unaudited)	March 31, 2009

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$131,923	$117,192
Accrued expenses	787,840	700,636
Total current liabilities	919,763	817,828

Long-term liabilities:
Income tax liabilities	340,260	264,389

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 424,068 shares in December and 422,268 shares in March	42,406	42,227
Additional paid-in capital	1,550,756	1,491,239
Retained earnings	7,039,028	6,379,236
Accumulated other comprehensive loss	(2,684)	(47,145)
Treasury stock, at cost (121,700 shares in December and 120,653 shares in March)	(3,783,388)	(3,750,966)
Total stockholders' equity	4,846,118	4,114,591

Total liabilities and stockholders' equity	$6,106,141	$5,196,808

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$997,002	$920,013	$2,907,958	$2,739,329
Contract revenue	55,755	52,433	154,053	153,796
Interest income	7,302	24,235	28,913	61,658
Other income	4,621	1,274	45,841	2,522
	1,064,680	997,955	3,136,765	2,957,305

Costs and expenses:
Cost of sales	247,648	206,654	685,553	608,995
Selling, general and administrative	306,962	289,968	943,693	959,184
Research and development	233,609	279,051	643,814	537,520
	788,219	775,673	2,273,060	2,105,699

Income before income tax expense	276,461	222,282	863,705	851,606

Income tax expense	66,229	34,307	203,913	176,625

Net income	$210,232	$187,975	$659,792	$674,981

Net income per common share:

Basic	$0.69	$0.62	$2.18	$2.21
Diluted	$0.69	$0.62	$2.17	$2.21

Weighted average number of common shares outstanding:

Basic	303,348	302,163	303,097	304,813
Diluted	303,845	302,791	303,590	305,676

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2009	2008	2009	2008

Net income	$210,232	$187,975	$659,792	$674,981

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(1,996)	(7,299)	9,812	(25,112)
Pension liability adjustment	(44)		(11,602)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	829	(12,775)	46,251	(23,848)

Other comprehensive (loss) income	(1,211)	(20,074)	44,461	(48,960)

Comprehensive income	$209,021	$167,901	$704,253	$626,021

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$659,792	$674,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,844	32,383
Amortization and impairments	34,903	44,275
Stock-based compensation expense	34,177	31,516
Deferred income tax benefit	(5,059)	(24,892)
Foreign currency transaction gain	(180)	(1,392)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(56,581)	17,095
Inventories, net	(72,391)	28,786
Other current assets	24,331	(24,566)
Other assets	163	75
Increase (decrease) in:
Accounts payable	14,731	(162,313)
Accrued expenses	87,204	155,431
Income tax liabilities	75,871	59,570
Net cash provided by operating activities	830,805	830,949

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,427)	(33,026)
Purchase of marketable securities and investments	(1,938,564)	(1,646,523)
Redemption of marketable securities	1,594,727	1,718,054
Net cash (used in) provided by investing activities	(368,264)	38,505

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	16,919>	10,629
Tax benefit related to stock-based compensation	8,600	2,446
Purchase of treasury stock	(32,422)	(343,860)
Net cash used in financing activities	(6,903)	(330,785)

Effect of exchange rate changes on cash	43,549	(44,770)
Increase in cash and cash equivalents	499,187	493,899
Cash and cash equivalents, beginning of period	1,338,905	833,052
Cash and cash equivalents, end of period	$1,838,092	$1,326,951

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$137,412	$141,691

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (or ASC) 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Certain amounts as previously reported have been reclassified to conform to current year classifications.  Operating results for the nine-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

During the quarter ended September 30, 2009 the Company adopted ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This establishes the Financial Accounting Standards Board (or FASB) Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

During the quarter ended September 30, 2009 the Company adopted ASC 605-25, “Revenue Arrangements with Multiple Deliverables”.  This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  The Company has elected early adoption of this standard which did not have a material effect on the Company’s condensed consolidated financial statements.

2.   Accounts Receivable (In thousands):

Accounts receivable, net, consists of the following:

	December 31, 2009 (Unaudited)	March 31, 2009

Trade	$415,418	$351,697
Other	90,607	97,747
	$506,025	$449,444

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3.   Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2009 (Unaudited)	March 31, 2009

Raw materials	$179,932	$126,292
Work in process	1,197	982
Finished goods	284,789	266,253
	$465,918	$393,527

4.   Fair Value Measurements (In thousands):

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,724,609	$1,724,609
Municipal bonds and notes	327,158		$327,158
Commercial paper	1,165,455	543,059	622,396
Variable rate demand notes	138,884		138,884
Floating rate notes	361,007		361,007
Auction rate securities	36,539			$36,539

As of December 31, 2009, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model, which has been unchanged since the beginning of this fiscal period.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Marketable Securities (In thousands):

Available-for-sale debt securities consist of the following:

	December 31, 2009
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$138,884
Municipal bonds and notes	186,789	$959
Commercial paper	1,009,009	1,448
Floating rate notes	70,514		$	(516)
Total current securities	1,405,196	2,407		(516)

Noncurrent:
Municipal bonds and notes	140,369	493
Commercial paper	146,450	89
Auction rate notes	36,539
Floating rate notes	290,493			(21,441)
Total noncurrent securities	613,851	582		(21,441)

Total available-for-sale debt securities	$2,019,047	$2,989		$(21,957)

Proceeds from the sales of available-for-sale debt securities was $1,594,727 for the nine months ended December 31, 2009.  Gross realized gains on those sales for the nine months ended December 31, 2009   was $11,603.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $18,968 for the nine months ended December 31, 2009 has been included in Stockholders’ equity:  Accumulated other comprehensive income (loss).  The preceding table does not include the Company’s $16,600 investment in Ironwood Pharmaceuticals, Inc., which is held at cost and described in Note 6 to the Condensed Consolidated Financial Statements.

Contractual maturities of available-for-sale debt securities at December 31, 2009, are as follows:

Estimated fair value
Within one year	$1,405,196
1-5 years	513,489
5-10 years	52,388
After 10 years	47,974
$2,019,047

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to deteriorate in future periods. The Company does not have the intent to sell its investments and it is more likely than not that the Company will not have to sell the investments before the recovery of its cost basis.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and Collaboration Agreements (In thousands):

In December 2009, the Company entered into a license agreement with Almirall, S.A. (or Almirall) to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled once-daily administered long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid for the treatment of asthma and chronic obstructive pulmonary disease (COPD).  Under the terms of the agreement the Company made a $75,000 upfront payment to Almirall which was recorded to research and development expense and may become obligated to pay future milestone and sales based royalty payments.  The Company will assume responsibility for the United States regulatory approval and commercialization.

In December 2009, the Company entered into an agreement with AstraZeneca AB (or AstraZeneca) pursuant to which, following the completion of AstraZeneca’s acquisition of Novexel, SA (or Novexel), the Company’s prior agreement with Novexel will be amended to grant the Company additional rights to NXL104, including worldwide rights (other than Japan) to the combination of NXL104 with ceftaroline and rights in the United States and Mexico to combinations of NXL104 with other compounds, including the antibiotic ceftazidime.  NXL104 is Novexel’s novel intravenous beta-lactamase inhibitor designed to be co-administered with select antibiotics to enhance their spectrum of activity and counteract bacterial resistance.  Under the terms of the agreement and following the completion of AstraZeneca’s acquisition of Novexel, the Company will pay Novexel $210,000 plus certain additional costs for the additional rights to NXL104 which will be recorded to research and development expense. In addition, the transaction eliminates all future milestone payments and royalty payments which the Company would have owed Novexel under the original license. The transaction is expected to close during the Company’s fourth quarter of fiscal 2010.  The Company may also be obligated to pay half of certain future development milestones in connection with the transaction.

In August 2009, the Company entered into a license agreement with Nycomed GmbH (or Nycomed) to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is a proprietary selective phosphodiesterase 4 (PDE4) enzyme inhibitor for oral administration developed by Nycomed for the treatment of chronic obstructive pulmonary disease.  Under the terms of the agreement, the Company made an upfront payment to Nycomed of $100,000 which was recorded to research and development expense.  The Company may be obligated to make payments to Nycomed for future development and sales milestones and royalties on Daxas sales.  The Company may also be responsible for certain development expenses incurred prior to FDA approval. An NDA for Daxas was filed with the FDA in July 2009.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company also entered into a license agreement with AstraZeneca UK Limited (or AstraZeneca) in August 2009, pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide excluding the United States, Canada and Japan.  Ceftaroline is the Company’s next generation, broad-spectrum, hospital-based injectable cephalosporin being investigated for the treatment of complicated skin and skin structure infections (cSSSI) and community acquired bacterial pneumonia (CABP).  Under the terms of the agreement, the Company received an upfront payment of $40,000 which was recorded to other income.  AstraZeneca may be obligated to pay the Company milestones and royalties based on future sales of ceftaroline, including the ceftaroline/NXL104 combination.

Effective April 1, 2009 the Company implemented ASC 808-10 “Collaborative Arrangements”, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships.

These collaborations are contractual agreements with third parties consisting of a joint operating activity involving the research and development, manufacturing and marketing of a product.  These collaboration agreements are profit sharing in nature and consequently both the Company and its partners are active participants and are subject to significant risks and rewards.  These collaborative arrangements generally require the Company to make milestone and royalty payments based upon the results of specific development or regulatory objectives and future sales, if any.  These agreements also include provisions for reimbursement of certain expenses between the Company and its partners.  The Company has entered into several other license agreements which are not profit sharing in nature and accordingly do not qualify as collaboration agreements as defined by ASC 808-10.

Two of the Company’s agreements qualify as collaboration agreements under ASC 808-10:  In October 2008, the Company entered into a collaboration agreement with Phenomix Corporation (or Phenomix) to co-develop and co-promote dutogliptin, Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor being developed for the treatment of Type II diabetes.  The Company made a $75,000 upfront payment to Phenomix in fiscal 2009, which was recorded to research and development expense.  In September 2007, the Company entered into a collaboration agreement with Ironwood to co-develop and co-market Ironwood’s first-in-class compound linaclotide, currently being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  Under the terms of the agreement, in fiscal 2008 the Company paid Ironwood a $70,000 upfront licensing fee which was recorded to research and development expense.  During the September 2009 quarter, the Company paid Ironwood $45,000 in development milestones, of which $28,400 was charged to research and development expense and $16,600 was recorded as a preferred equity investment in Ironwood.  These products have not yet been approved by the FDA.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.   Net Income Per Share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic	303,348	302,163	303,097	304,813
Effect of assumed conversion of employee stock options	497	628	493	863
Diluted	303,845	302,791	303,590	305,676

Options to purchase approximately 17,550 shares of common stock at exercise prices ranging from $22.19 to $76.66 per share and options to purchase approximately 17,731 shares of common stock at exercise prices ranging from $20.55 to $76.66 that were outstanding during a portion of the three and nine-month periods ended December 31, 2009, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.  Options to purchase approximately 17,442 shares of common stock at exercise prices ranging from $24.12 to $76.66 per share and options to purchase approximately 15,774 shares of common stock at exercise prices ranging from $24.12 to $76.66 that were outstanding during a portion of the three and nine-month periods ended December 31, 2008, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2018.

The above references to earnings per share are in conformity with ASC 260-10-45 “Earnings Per Share”. The Company adopted ASC 260-10-45 on April 1, 2009.  The application of ASC 260-10-45 did not have a material effect on the Company’s earnings per share for the three and nine-month periods ended December 31, 2009 and 2008.

8.   Stock-Based Compensation (In thousands):

In August 2007 the stockholders of the Company voted to adopt the 2007 Equity Incentive Plan (or the 2007 Plan) which replaces and supersedes all prior stock option plans.  Under the 2007 Plan, 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2009, 2,217 shares were available for grant.

Compensation expense of $11,895 ($9,551 net of tax) and $34,177 ($27,743 net of tax) was recorded for the three and nine-month periods ended December 31, 2009, respectively.  For the three and nine-month periods ended December 31, 2008, compensation expense of $11,262 ($9,270 net of tax) and $31,516 ($26,314 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.   Business Segment Information (In thousands):

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Central nervous system	$885,778	$829,384	$2,580,758	$2,472,816
Cardiovascular	57,553	25,501	151,350	54,909
Other	53,671	65,128	175,850	211,604
	$997,002	$920,013	$2,907,958	$2,739,329

10.   Long-Term Debt:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750 million based upon an agreement with the participating lenders and expires on December 7, 2012.  As of February 8, 2010, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

11.   Income Taxes (In thousands):

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2003 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (or IRS), which concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003.

In connection with that examination the Company agreed with an assessment related to intercompany transfer pricing.  Such assessment resulted in additional U.S. federal and state corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

Fiscal years 2004, 2005 and 2006 are currently under review by the IRS.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of December 31, 2009, the Company had accrued an additional $16,545 in interest for a total of $46,442 related to the resolution of various income tax matters.

The Company’s effective tax rate was 24.0% and 23.6% for the three and nine-month periods ended December 31, 2009, as compared to 15.4% and 20.7% for the same periods last year.  The increase was primarily due to the effect of the Company’s upfront license payment to Almirall and other tax matters compared to the impact of the termination of the co-promotion agreement for Azor® and other tax matters in the same period last year.  Effective tax rates may be affected by ongoing tax audits.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Legal Proceedings (In thousands):

In July 2009, the Company along with its licensing partner H. Lundbeck A/S (or Lundbeck) entered into a settlement agreement with Caraco Pharmaceutical Laboratories (or Caraco) regarding patent infringement disputes relating to Lexapro.  Pursuant to the settlement, the Company and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco's generic version of the product as of the date any third party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco will take over the commercialization and sale of several products from Forest's Inwood business in consideration for royalties on net sales of those products and Caraco’s parent Sun Pharma will license to Lundbeck on a worldwide basis certain patent applications related to the synthesis of escitalopram and citalopram.  In connection with the settlement, the Company incurred a $20,000 charge during the quarter ended September 30, 2009 which was recorded to selling, general and administrative expense.  The Company and Lundbeck reimbursed certain of Caraco's legal costs in connection with these patent litigations.

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

With respect to the litigation brought by the Company and its licensing partner Merz Pharma GmbH & Co. KgaA (or Merz) against several companies who had notified the Company that they have filed ANDA’s with the FDA seeking to obtain approval to market generic versions of Namenda, the Company and Merz have entered into settlement agreements with Amneal Pharmaceuticals, LLC, Apotex Inc., Cobalt Laboratories, Inc., Dr. Reddy’s Laboratories, Inc., Lupin Pharmaceuticals, Inc.,  Sun India Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Upsher-Smith Laboratories, Inc., Wockhardt Limited, and related companies and subsidiaries thereof in such patent infringement litigation captioned Forest Laboratories, Inc. et al. v. Cobalt Laboratories, Inc. et al. and pending in the U.S. District Court for the District of Delaware.  These settlement agreements do not settle Forest and Merz’s patent infringement litigation against Mylan Pharmaceuticals Inc., and related companies and subsidiaries thereof, that is pending in the District of Delaware, or Forest and Merz’s patent infringement litigation against Orchid Chemicals & Pharmaceuticals Ltd. and Orgenus Pharma, Inc. that is pending in the U.S. District Court for the District of New Jersey.  A trial in the Delaware litigation is currently scheduled for April 2010.  No trial has been scheduled in the New Jersey litigation.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On October 15, 2009, in the case captioned Infosint S.A. v. H. Lundbeck A/S et al. and described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, a jury in the U.S. District Court for the Southern District of New York reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that the Company’s licensing partner H. Lundbeck A/S induced any such infringement.  As part of this verdict, the jury awarded Infosint $15,000 in damages.  Judge Lewis A. Kaplan entered judgment on October 21, 2009 in accordance with the jury’s verdict.  Equitable defenses that may eliminate any damages award have yet to be heard by the district court.  Further, the Company plans to file post-trial motions in the district court and appeal the case to the U.S. Court of Appeals for the Federal Circuit, if necessary.  The Company also continues to believe that its license agreements with Lundbeck require Lundbeck to indemnify the cost of defending this action and from any associated damages or awards.  During the quarter ended December 31, 2009, Infosint commenced comparable litigation against a subsidiary of the Company in the Republic of Ireland.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased for the quarter and nine months ended December 31, 2009 due to strong sales of Lexapro®, Namenda®, Bystolic® and our newest product Savella®.  Savella is a selective serotonin and norepinephrine dual reuptake inhibitor for the management of fibromyalgia which was launched in April 2009.  Net income increased 11.8% for the quarter as compared to the same period last year.  The December 2008 quarter included the impact of $150,000 in combined new product license fees to Phenomix Corporation (or Phenomix) for dutogliptin and Pierre Fabre Medicament (or Pierre Fabre) for F2695.  The current quarter included a $75,000 new product license fee to Almirall, S.A. (or Almirall) for LAS100977, as well as $14,000 of restructuring costs related to the closing of our packaging operations on Long Island.  Net income decreased 2.3% for the nine months ended December 31, 2009 as compared to the same period last year.  The current nine month period includes an upfront license fee of $100,000 to Nycomed GmbH (or Nycomed) for Daxas®, and a $20,000 charge in connection with a settlement agreement with Caraco Pharmaceutical Laboratories (or Caraco).  These charges were offset by the receipt of an upfront licensing payment of $40,000 from Astra Zeneca UK Limited (or AstraZeneca) for ceftaroline.  During last year’s nine month period we recorded a one-time charge of $44,100 to selling, general and administrative expense as a result of terminating our co-promotion agreement with Daiichi Sankyo (or Sankyo) for Azor®.

In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled once-daily administered long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid for the treatment of asthma and chronic obstructive pulmonary disease (COPD).  Under the terms of the agreement we made a $75,000 upfront payment to Almirall which was recorded to research and development expense and we will pay future milestone and sales based royalty payments.  We will assume responsibility for the United States regulatory approval and commercialization.

We also entered into an agreement with AstraZeneca in December 2009 to acquire additional rights to NXL104. The agreement includes amendments to our prior agreement with Novexel, S.A. (or Novexel) covering the combination of NXL104 with ceftaroline and adds additional rights to the combination of NXL104 with other compounds, including the antibiotic ceftazidime.  NXL104 is Novexel’s novel intravenous beta-lactamase inhibitor designed to be co-administered with select antibiotics to enhance their spectrum of activity and counteract bacterial resistance.  Under the terms of the agreement and following the completion of AstraZeneca’s acquisition of Novexel, we will pay Novexel $210,000 plus certain additional costs for the additional rights to NXL104 which will be recorded to research and development expense.  In addition, the transaction eliminates all future milestone payments and royalty payments which we would have owed Novexel under the original license. The transaction is expected to close during the fourth quarter of fiscal 2010.  We may also be obligated to pay half of certain future development milestones in connection with the transaction.

During the current quarter we commenced closing our packaging operations based in our Long Island, New York facility.  As a result, we incurred a one-time restructuring charge of $14,000 which was recorded to cost of sales.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $671,524 from March 31, 2009.  Cash and cash equivalents and marketable securities increased from ongoing operations.  Of our total cash and cash equivalents and marketable securities position at December 31, 2009, 27%, or about $1,046,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, commercial paper including money market instruments, auction rate securities and bank floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses decreased by $48,296 to $21,957 on investments of $2,019,047 as compared with $70,253 in unrealized losses on investments of $1,691,810 at March 31, 2009.  We have recorded unrealized losses on certain of these investments to other comprehensive income.  We believe these unrealized losses to be temporary in nature. We do not have the intent to sell our investments and it is more likely than not that we will not have to sell the investments before the recovery of our cost basis.  Trade accounts receivable increased due to higher sales of our principal branded products.  Raw materials and finished goods inventory increased in order to support continued demand for our products.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Current liabilities increased due to normal operating activities.

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

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2009 increased 8.4% and 6.2%, respectively, from the same periods last year to $997,002 and $2,907,958, primarily due to strong sales of Lexapro, Namenda, Bystolic and our newest product Savella.

Lexapro, which is indicated for the treatment of depression in adults and adolescents and generalized anxiety disorder in adults, and is our most significant product, had sales of $582,591 and $1,714,061 for the quarter and nine months respectively, a decrease of approximately 0.5% and 2.2% from the same periods last year, due to a modest decline in market share.  Lexapro sales decreased $2,882 and $38,405 for the three and nine months as compared with the same periods last year, of which $31,393 and $116,527 was due to volume decreases offset by $28,511 and $78,122 related to price increases.  During fiscal 2007, Caraco filed an Abbreviated New Drug Application (or ANDA) with a Paragraph IV Certification for a generic equivalent to Lexapro.  We along with our licensing partner H. Lundbeck A/S filed a lawsuit in the U.S. District Court for the Eastern District of Michigan against Caraco for patent infringement.  In July 2009, we and Lundbeck entered into a settlement agreement with Caraco and Sun Pharma.  Lexapro’s patent is set to expire in March 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Sales of Namenda, our N-methyl-D-aspartate (or NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease grew 17.3% and 15.8% for the current quarter and nine months, respectively, to $282,539 and $817,057. This represents an increase of $41,688 and $111,527 as compared with the same periods last year, of which $13,206 and $51,567 was due to volume and $28,482 and $59,960 was due to price.  During the third quarter of fiscal 2008, we received notification from several generic manufacturers that they filed ANDAs with Paragraph IV Certifications to obtain approval to market generic equivalents of Namenda.  In January 2008, we along with our licensing partner Merz Pharma GmbH & Co. KgaA commenced patent infringement litigation against these generic manufacturers.  See Note 12 to the Condensed Consolidated Financial Statements for a discussion of certain settlements that have been reached in this litigation.  Namenda’s patent is set to expire in April 2015.

Sales of Bystolic (nebivolol hydrochloride), our beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $47,452 and $125,783 for the three and nine-month periods, respectively, as compared to $20,961 and $39,498 for the same periods last year.  Sales of Savella, a selective serotonin and norepinephrine dual reuptake inhibitor (or SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $15,439 and $35,278 for the current quarter and nine months ended December 31, 2009, respectively.  The remainder of the net sales change for the periods presented was principally due to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the three and nine months ended December 31, 2009 was $55,755 and $154,053, respectively, compared to $52,433 and $153,796 in the same periods last year primarily due to co-promotion income from our co-marketing agreement with Sankyo for Benicar.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar by Forest ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income for the current nine months increased primarily due to a $40,000 upfront license payment received from AstraZeneca during the September 2009 quarter.  Interest income for the three and nine-month periods decreased over the same periods last year primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales increased to 24.8% and 23.6% for the three and nine-month periods of the current year as compared to 22.5% and 22.2% for the same periods last year primarily due to the $14,000 one-time restructuring charge related to our packaging operations in our Long Island facility.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Selling, general and administrative expense (SG&A) increased to $306,962 for the current quarter as compared to $289,968 for the same period last year primarily due to launch costs for Savella.  SG&A decreased $15,491 for the nine-month period ended December 31, 2009 as compared to the same period last year.  The current nine-month period includes a one-time charge of $20,000 in connection with a settlement agreement with Caraco regarding patent infringement disputes relating to Lexapro.  The nine-month period ended December 31, 2008 included a one-time charge of $44,100 relating to the termination of the Azor co-promotion agreement and a $25,000 charge in connection with a settlement of all claims against all defendants in a securities litigation which had been pending against Forest and certain of our officers.  We have asserted a claim in connection with this charge against our insurance carriers.

Research and development expense decreased by $45,442 for the current quarter as compared with the same period last year and increased $106,294 for the nine-month period as compared with last year’s nine months due to the effects of the following upfront license fee payments: $75,000 each to Phenomix for dutogliptin and Pierre Fabre for F2695 in the December 2008 quarter; $75,000 to Almirall for LAS 100977 in the current quarter; and $100,000 to Nycomed for Daxas during the September 2009 quarter.  Excluding these upfront payments, research and development expense increased 22.9% and 21.0% for the three and nine-month periods, respectively.

Research and development expense also reflects the following:

•
In August 2009, we entered into a license agreement with Nycomed to develop and commercialize Daxas (roflumilast) in the United States.  Daxas is a proprietary selective phosphodiesterase 4 (PDE4) enzyme inhibitor for oral administration developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  An NDA for Daxas was filed with the FDA in July 2009 and we expect an advisory committee review in April 2010.

•
In October 2008, we entered into a collaboration agreement with Phenomix Corporation to co-develop and co-promote dutogliptin.  Dutogliptin is Phenomix’ proprietary orally administered small molecule DPP-4 inhibitor currently in Phase III clinical development for Type II diabetes. We expect to have top-line results for the first Phase III trial during the first half of calendar 2010 and in July 2009 we initiated additional Phase III trials for dutogliptin.

•
In December 2008, we entered into an agreement with Pierre Fabre to develop and commercialize F2695 in the United States and Canada.  F2695 is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  We recently initiated Phase III studies for F2695.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria such as methicillin resistant Staphylococcus aureus and gram-negative bacteria.  In June 2008, we reported positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and in June 2009, we reported positive results from two Phase III studies for community acquired bacterial pneumonia.  A New Drug Application was filed with the FDA in December 2009.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In April 2006, we entered into an agreement with Almirall, S.A. for the U.S. rights to aclidinium, a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of chronic obstructive pulmonary disease.  We recently reported top-line results from our Phase III ACCORD COPD I study.  The study showed that aclidinium, administered by inhalation twice-daily, produced statistically significant differences versus placebo in the primary endpoint of trough FEV1 and was well tolerated.  We and Almirall have recently initiated additional Phase III studies with this dosing regimen.  We currently anticipate filing an NDA for aclidinium in 2011. The development of a fixed-dose combination of aclidinium and the beta-agonist formoterol is currently in Phase II testing.

•
During the September 2007 quarter, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the compound linaclotide in North America. Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  We recently reported positive top-line data for the two Phase III trials in CC.  The IBS-C trials commenced in July 2009 and we expect to report top-line data in the second half of calendar 2010.

•
During the third quarter of fiscal 2005, we entered into an agreement with Gedeon Richter Ltd. (or Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In October 2009, we and Richter received positive top-line results from a Phase II(b) dose-ranging study in schizophrenia patients.  Based on the data from this study and the positive results from a previously reported Phase II trial in bipolar mania disorder, we are initiating Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as add-on treatment for Major Depressive Disorder.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Our effective tax rate was 24.0% and 23.6% for the three and nine-month periods ended December 31, 2009, as compared to 15.4% and 20.7% for the same periods last year.  The increase was primarily due to the effect of the upfront license payment to Almirall and other tax matters compared to the impact of the termination of the co-promotion agreement for Azor and other tax matters in the same periods last year.  Effective tax rates may be affected by ongoing tax audits.  See Note 11 to the Condensed Consolidated Financial Statements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $32,640 at December 31, 2009 and $27,463 at December 31, 2008.  Commercial discounts and other rebate accruals were $191,128 at December 31, 2009 and $164,655 at December 31, 2008.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month periods in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	December 31, 2009	December 31, 2008

Beginning balance	$277,894	$229,681

Provision for rebates	418,337	375,892
Settlements	(409,890)	(356,734)
	8,447	19,158

Provision for returns	17,964	22,432
Settlements	(16,825)	(17,967)
	1,139	4,465

Provision for chargebacks and discounts	263,012	225,189
Settlements	(259,322)	(226,225)
	3,690	(1,036)

Ending balance	$291,170	$252,268

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (or the 2009 10-K) and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and September 30, 2009.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In May 2006 our Board of Directors (or the Board) authorized a share repurchase program (or the 2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized an additional 10 million shares to be available for repurchase.  No shares were repurchased during the quarter ended December 31, 2009.  As of February 8, 2010, 5.7 million shares were available for repurchase under the 2007 Repurchase Program.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 are the following materials, formatted in eXtensible Business Reporting Language ("XBRL"):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 9, 2010

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer