Form 10-K
period 2010-03-31
FOREST LABORATORIES INC
filed 2010-05-26
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X     No        

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009 was $8,947,486,908.

Number of shares outstanding of the registrant's Common Stock as of May 25, 2010: 302,394,739.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2010 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2010 have been incorporated by reference into Parts II and IV of this Form 10-K.
_________________

(Quick Links)
PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. REMOVED AND RESERVED
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
STATEMENTS OF STOCKHOLDERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

ITEM 1.  BUSINESS

General

Forest Laboratories, Inc. and its subsidiaries (the Company or Forest) develop, manufacture and sell branded forms of ethical drug products most of which require a physician's prescription.  Our most important United States products are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians of those branded ethical drugs which we believe have the most potential for growth and benefit to patients.  We also focus on the development and introduction of new products, including products developed in collaboration with licensing partners.

Our products include those developed by us and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

We are a Delaware corporation organized in 1956, and our principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number 212-421-7850).  Our corporate website address is http://www.frx.com.  We make all electronic filings with the Securities and Exchange Commission (SEC), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports available on our corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, challenges to our intellectual property, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products and the uncertainty and timing of the development and launch of new pharmaceutical products.  This report contains forward-looking statements that are based on Management's current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results.  No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  Forest undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.  We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Developments

The following is a summary of selected key developments affecting our business during the fiscal year ended March 31, 2010, including developments regarding our marketed products and products in various stages of development.

Daxas® (roflumilast):  In August 2009, we entered into a license agreement with Nycomed GmbH (Nycomed) to develop and commercialize Daxas (roflumilast) in the United States.  Daxas is an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  In a Phase III pivotal program consisting of two studies in a total of over 3,000 patients with COPD, Daxas demonstrated statistically significant improvement compared to placebo on the co-primary endpoints of moderate to severe exacerbations and pre-bronchodilator FEV1 over a 12 month treatment period in both studies.  Daxas also demonstrated statistically significant improvement compared to placebo on the primary endpoint, pre-bronchodilator FEV1, in two supportive studies over a six month period when used in conjunction with commonly used long-acting bronchodilators.

Daxas targets cells and mediators in the body believed to be important in the COPD disease process.  Daxas is expected to act on an underlying mechanism of COPD related to inflammatory processes.  If approved, Daxas, a once-daily tablet, will be the first drug in its class.  It will also be the first oral anti-inflammatory treatment for COPD patients.  Current treatment for COPD patients includes the use of inhaled bronchodilators and inhaled corticosteroids.

COPD is a debilitating respiratory condition that includes two related lung diseases:  chronic bronchitis and emphysema.  COPD frequently goes undiagnosed and untreated because it is difficult to identify in its early stages.  The primary cause of COPD is prolonged cigarette smoking.  It is the fourth leading cause of death in the United States after heart disease, cancer and stroke.  There are significant unmet needs in the treatment of COPD including limited therapeutic options to improve lung function, reduce symptoms and control exacerbations.  Approximately 12 million Americans are currently diagnosed with COPD and an additional 14 million are likely to have the disease and not know.  Of the patients diagnosed with COPD, over 80% or 9.8 million have COPD associated with chronic bronchitis.  According to the National Heart, Lung and Blood Institute, COPD’s prevalence and associated death rate are rising.  Worldwide, COPD kills four people every minute and the World Health Organization (WHO) predicts that it will be the third leading cause of death by 2030.  The WHO estimates that 210 million people suffer from COPD.

Under the terms of the agreement, we made an upfront payment to Nycomed of $100 million which was recorded to research and development expense.  We may be obligated to make payments to Nycomed for future development and sales milestones and royalties on Daxas sales and we may also be responsible for certain development expenses incurred prior to the Food and Drug Administration (FDA) approval.  A New Drug Application (NDA) for Daxas was filed with the FDA in July 2009.  In April 2010, an FDA Advisory Committee (the Committee) meeting was held to review Daxas.  Despite positive votes on safety and efficacy, the Committee voted against approval of the product.  On May 17, 2010, the FDA issued a complete response letter regarding the NDA.  The FDA requested certain additional information and analyses, however no additional patient trials were requested for the continued review of the NDA.  We are committed to working closely with the FDA to address the outstanding matters and anticipate a response to the FDA during the third calendar quarter of 2010.  Daxas is covered by a U.S. composition of matter patent that expires in 2015 and is eligible for patent term extension which should provide an additional five years of exclusivity beyond the life of the patent.  In addition, as a new chemical entity not previously approved by the FDA, Daxas will qualify for five years of marketing exclusivity under the Drug Price Competition and Patent Restoration Act of 1984, commonly known as the Hatch-Waxman Act.

Ceftaroline:  In January 2007, in connection with our acquisition of Cerexa, Inc. (Cerexa), we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline acetate (ceftaroline), a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic that exhibits bactericidal activity against the most resistant strains of gram-positive bacteria, including MRSA (methicillin resistant Staphylococcus aureus) in patients with complicated skin and skin structure infections (cSSSI).  Ceftaroline has also demonstrated bactericidal activity against penicillin resistant Streptococcus pneumonia and common gram-negative bacteria.  Ceftaroline is being developed initially for the cSSSI indication and for the treatment of community acquired bacterial pneumonia (CABP).  In June 2008, we announced positive results from two globally conducted multi-center Phase III studies in the treatment of cSSSI.  In both studies, ceftaroline as a monotherapy achieved the primary endpoint of non-inferiority versus a combination of vancomycin plus aztreonam.  The studies also indicated that ceftaroline was generally well-tolerated.  In June 2009, we reported positive results from two global multi-center Phase III studies for the treatment of CABP.  The top-line data in each of the pivotal trials (FOCUS I and II) demonstrated that ceftaroline met the primary objective of non-inferiority and achieved high clinical cure rates compared with ceftriaxone in patients with moderate to severe CABP requiring hospitalization.  Based on positive results from both indications, we submitted a New Drug Application to the FDA in December 2009.

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

In August 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide, excluding the United States, Canada and Japan.  Under the terms of the agreement, we received an upfront payment of $40 million which was recorded to other income.  AstraZeneca may be obligated to pay us milestones and royalties based on future sales of ceftaroline.

In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with our ceftaroline compound.  NXL104 is designed to be co-administered with select antibiotics to enhance their spectrum of activity.  Under the terms of the license, we received the exclusive rights to administer NXL104 with ceftaroline as a combination product in North America.  We also received a first negotiation right in North America to an additional NXL104 combination with ceftazidime (ceftazidime/NXL104).  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.

Under the terms of the agreement, we made an upfront license payment of approximately $110 million to Novexel.  We also agreed to fund development and commercialization of the ceftaroline/NXL104 combination.

In December 2009, we entered into an agreement with AstraZeneca, effective contemporaneously with its acquisition of Novexel, to acquire additional rights to NXL104.  The agreement amended our prior agreement with Novexel discussed above.  Pursuant to the amended agreement, we acquired full worldwide rights to the ceftaroline/NXL104 combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  AstraZeneca may pay us royalties on their international sales of the ceftaroline/NXL104 combination.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing NXL104, including the ceftazidime/NXL104 combination which is currently being studied in Phase II clinical trials conducted by Novexel.  Under the terms of the agreement, we paid Novexel, an AstraZeneca group company, $229 million for the additional rights to NXL104 which was recorded to research and development expense.  We may also be obligated to pay half of certain future development milestones in connection with its acquisition of Novexel.  The transaction eliminated all future milestone payments and royalty payments which we would have owed Novexel under the January 2008 license.

NXL104 inhibits bacterial enzymes called beta-lactamases that break down beta-lactam antibiotics (in particular penicillins and cephalosporins).  Beta-lactamase inhibition represents a mechanism for counteracting this resistance and enhancing the broad-spectrum activity of beta-lactam antibiotics.  A composition of matter patent which claims NXL104 would provide protection for the ceftaroline/NXL104 combination product until 2022, subject to possible patent term extension.

Savella®:  In April 2009, we commenced the sale and marketing of Savella (milnacipran HCl).  Savella is a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia.  Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function and affects as many as six million people in the United States.  The safety and efficacy of Savella was established in two Phase III trials conducted in the United States and submitted with the NDA involving more than 2,000 patients with fibromyalgia.  In October 2009, we reported results from an additional Phase III study which evaluated the efficacy and tolerability of Savella.  The study demonstrated statistically significant and clinically meaningful concurrent improvements in pain, patient global assessment and physical function as compared to placebo.

In fiscal 2010, Savella achieved sales of $53 million.  According to data published by IMS, an independent prescription audit firm, as of April 30, 2010, Savella’s market share was 5.3% of total prescriptions in the fibromyalgia category.

We licensed the United States and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (Cypress).  Pursuant to our collaboration agreement with Cypress, we are obligated to pay Cypress royalties based on net sales of Savella.  We are responsible for sales and marketing activities, while Cypress also performs a portion of details to specialty physicians on a fee-for-service basis.  Our license agreement includes two patents covering the use of Savella for the management of fibromyalgia.  These patents expire in 2021 and we filed for a patent term extension until 2023.  In addition, Savella qualifies for five years of Hatch-Waxman exclusivity.

Linaclotide:  In September 2007, we entered into a 50/50 partnership in the United States with Ironwood Pharmaceuticals, Inc. (Ironwood) to co-develop and co-market Ironwood’s first-in-class compound linaclotide.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).

Under the terms of the agreement, we initially paid Ironwood $70 million in licensing fees.  Ironwood and Forest will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits and losses equally.  Additionally, we will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on net sales in these countries.

Linaclotide is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CC.  Linaclotide increases fluid secretions and bowel movement frequency, and reduces abdominal pain.  Linaclotide is administered orally but acts locally in the intestine with no measurable systemic exposure.

As many as 34 million Americans suffer from CC.  The discomfort of CC significantly affects patients’ quality of life by impairing their ability to work and participate in typical daily activities.  IBS-C is a chronic functional gastrointestinal disorder characterized by abdominal pain, discomfort and bloating associated with altered bowel habits.  As many as 11 million people in the United States suffer from it.  There are currently few available therapies to treat this disorder.  Patients suffering from IBS-C can be affected physically, psychologically, socially and economically.

Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  In November 2009, we reported positive top-line data for the two Phase III trials in CC.  The IBS-C trials commenced in July 2009 and we expect to report top-line results in the second half of calendar 2010.  We anticipate filing an NDA for both indications in the middle of calendar 2011.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, linaclotide is covered by a United States composition of matter patent that expires in 2025, subject to possible patent term extension.

Aclidinium:  In April 2006, we entered into a collaboration and license agreement with  Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to aclidinium (aclidinium bromide).  Aclidinium is Almirall’s novel long-acting muscarinic antagonist being developed as an inhaled therapy for COPD.  Aclidinium is designed to have specific bronchodilation action in the lungs and is believed to be rapidly metabolized in the lungs with limited systemic exposure.  Studies to date support a favorable tolerability profile.  The product is being developed in a Multi-Dose Dry Powder Inhaler (MDPI) which we believe can offer patients an easy to use administration device.

Under the terms of the agreement, we made an upfront payment of $60 million to Almirall in May 2006, development milestone payments in May 2007 and September 2008 and may be obligated to pay future milestone payments.  In addition, Almirall will receive royalty payments based on aclidinium sales.  Forest and Almirall will jointly oversee the development and regulatory approval of aclidinium and share all expenses for current and future development programs.  Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could involve combinations with aclidinium.  Pursuant to such rights, we have commenced the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol, which is currently in Phase II testing.  We anticipate top-line results for these studies in the second half of calendar 2010.

In September 2008, we and Almirall announced results from two global Phase III studies of aclidinium.  In both trials, once-daily aclidinium showed a statistically significant improvement versus placebo in the primary endpoint of trough FEV1, a measure of pulmonary function that is decreased in patients with moderate to severe COPD.  After consultation with the FDA, we and Almirall implemented additional clinical trials of aclidinium to provide further support for a range of dosing regimens, including higher and more frequent dosing.  In January 2009, we reported top-line results from our Phase III ACCORD COPD I study comparing aclidinium 200mcg BID (twice-daily) and 400mcg BID versus placebo.  The study indicated that aclidinium administered by inhalation BID, produced statistically significant (p<0.0001) increases from baseline versus placebo in the primary endpoint of trough FEV1 and was well tolerated.  This is the first of three pivotal Phase III studies investigating the BID administration of aclidinium in COPD patients.  We anticipate reporting top-line results from the two additional Phase III studies in the second half of calendar 2010 and the first quarter of 2011 and filing an NDA for aclidinium in calendar 2011.

We will be responsible for sales and marketing of aclidinium in the United States and Almirall has retained an option to co-promote the product in the United States in the future while retaining commercialization rights for the rest of the world.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, aclidinium is protected by an issued United States composition of matter patent expiring in 2020, subject to possible patent term extension.

LAS100977:  In December 2009, we entered into an additional license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset of action and long-lasting efficacy and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in the second half of calendar 2010.  Under the terms of the agreement we made a $75 million upfront payment to Almirall which was recorded to research and development expense and we may be obligated to pay future milestone and sales based royalty payments.  We will assume responsibility for the United States regulatory approval and commercialization.

Lexapro®:  In September 2002, we launched Lexapro (escitalopram oxalate), a single isomer version of citalopram HBr for the treatment of major depression in adults, following approval of the product by the FDA in August 2002.  Clinical trials demonstrate that Lexapro is a more potent selective serotonin reuptake inhibitor (SSRI) than its parent compound, and confirm the antidepressant activity of Lexapro in all major clinical measures of depression.  During fiscal 2010, sales of Lexapro were $2.3 billion.  According to data published by IMS, an independent prescription audit firm, as of April 30, 2010, Lexapro’s market share was 14.4% of total prescriptions for antidepressants in the SSRI/SNRI category.

In December 2003, Lexapro received FDA approval for the treatment of generalized anxiety disorder (GAD) in adults, a disorder characterized by excessive anxiety and worry about everyday events or activities for a period of six months or more.  The approval was based upon three GAD studies involving Lexapro which demonstrated significantly greater improvement in anxiety symptoms relative to placebo.  Forest began marketing Lexapro for the treatment of GAD in January 2004.

In March 2009, the FDA approved Lexapro for the acute and maintenance treatment of Major Depressive Disorder (MDD) in adolescents, 12-17 years of age.  Lexapro is only the second antidepressant to be approved for the treatment of MDD in adolescents, a condition that affects approximately two million adolescents in the United States.

Lexapro was developed by Forest and H. Lundbeck A/S (Lundbeck), a Danish pharmaceutical firm which licensed to us the exclusive United States marketing rights to this compound, as well as Celexa®.  Lexapro is covered by a United States composition of matter patent which expires in March 2012.

Namenda®:  In October 2003, Namenda (memantine HC1) was approved for marketing and distribution by the FDA for the treatment of moderate and severe Alzheimer's disease.  Namenda is a moderate-affinity, uncompetitive N-methyl-D-aspartate (NMDA) receptor antagonist that modulates the effects of glutamate - a neurotransmitter found in the brain.  Excessive levels of glutamate are hypothesized to contribute to the dysfunction and eventual death of brain cells observed in Alzheimer's disease.  We believe that Namenda's mechanism of action is distinct from other drugs currently available to treat Alzheimer's disease.  We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH & Co. KgaA of Germany (Merz), the originator of the product.

Namenda achieved sales of $1.1 billion during our 2010 fiscal year and, according to data published by IMS, an independent prescription audit firm, as of April 30, 2010, Namenda achieved a 34.8% share of total prescriptions in the Alzheimer’s market.  Namenda is covered by a United States method of use patent which was due to expire in calendar 2010.  In March 2009, the U.S. Patent and Trademark Office issued a Notice of Final Determination that Namenda is entitled to a patent term extension until April 2015.  In January 2008, we and Merz commenced patent infringement litigation against several generic manufacturers who had filed ANDAs seeking FDA approval to market generic equivalents of Namenda.  See “Item 3. Legal Proceedings” for a discussion of certain settlements that have been reached in this litigation.

Bystolic®:  In January 2008, we commenced the sale and marketing of Bystolic, a beta-1 selective beta-blocker with vasodilating properties.  In its Phase III study program, Bystolic demonstrated significant reductions in sitting diastolic and systolic blood pressure in a general hypertension population.  The studies also found that Bystolic was well tolerated.  Bystolic has received five years of marketing exclusivity under the Hatch-Waxman Act and is also covered by a U.S. pharmaceutical composition of matter patent set to expire in 2020.  We have filed for patent term extension until 2021.  Hypertension affects approximately 73 million adults in the United States and a substantial number of patients diagnosed with hypertension have not reduced their blood pressure to an acceptable range.

In fiscal 2010, Bystolic achieved net sales of $178.9 million.  According to data published by IMS, an independent prescription audit firm, as of April 30, 2010, Bystolic’s market share was 2.5% of total prescriptions in the beta-blocker category.

In February 2010, we announced that the FDA did not approve our supplemental New Drug Application for a congestive heart failure (CHF) indication for Bystolic. We have no further plans to pursue the CHF supplemental indication at this time.

We licensed exclusive United States and Canadian rights to Bystolic from Mylan Inc. (Mylan).  In February 2008, we amended our license agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the United States and Canada and to reduce future payment obligations to Mylan.  Pursuant to the amendment, we made a one-time cash payment of $370 million to Mylan and remain obligated to pay Mylan its original contractual royalties for a period of three years, after which our royalty rate will be reduced.

Cariprazine:  In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd. (Richter), based in Budapest, Hungary, for the development of and exclusive United States rights to Richter's cariprazine (RGH-188) and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  Cariprazine is a D2/D3 dopamine system stabilizer.

In October 2009, we and Richter received positive top-line results from a Phase II(b) dose ranging study in schizophrenia patients.  The data showed that patients treated with cariprazine demonstrated significant symptom improvement compared to placebo for the primary endpoint, the Positive and Negative Syndrome Scale.  Based on the data from this study and the positive results from a previously reported Phase II trial in bipolar mania disorder, we initiated Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as adjunctive therapy for Major Depressive Disorder.  We anticipate top-line results for these Phase II studies in the second half of fiscal 2011.

Upon execution of the collaboration agreement, we paid Richter an upfront license fee and we may be obligated to pay further milestone payments if development and commercialization are successfully completed.  We may also be obligated to pay Richter a royalty based on net sales.  Our license grants us exclusive development and commercialization rights in the United States and Canada.  We will collaborate with Richter in product development and will jointly fund such development activities.

In addition to five years of Hatch-Waxman exclusivity which would be granted upon approval, Richter owns pending U.S. patent applications covering the cariprazine compound that, if issued, will expire in 2024, subject to patent term extension.

F2695:  In December 2008, we entered into a collaboration agreement with Pierre Fabre Médicament (Pierre Fabre) for the development and commercialization of F2695 (levomilnacipran) in the United States and Canada.  F2695 is a selective norepinephrine and serotonin reuptake inhibitor, two neurotransmitters known to play an essential role in regulating mood, and is being developed for the treatment of depression.  Under the terms of our agreement, we made an upfront payment to Pierre Fabre of $75 million and may be obligated to pay future development milestones.  We have assumed responsibility for the clinical development and commercialization of F2695 in the United States and Canada, while Pierre Fabre will fund all pre-clinical development and drug substance manufacturing activities.

In a European placebo-controlled, double-blind Phase II study of F2695 in over 550 patients with major depressive disorder, the compound demonstrated statistically significant improvement compared to placebo (p<0.0001) on the primary endpoint, the change from baseline in total score on the Montgomery-Asberg Depression Rating Scale (MADRS) and for a secondary endpoint, the Hamilton Depression Scale (HAMD-17) as well as in response and remission rates using both the MADRS and HAMD-17.  F2695 demonstrated symptom improvement compared to placebo within two weeks after treatment initiation.  Based on the results of this study, we initiated Phase III studies for F2695 and anticipate top-line results for the first Phase III study in the second half of 2010.  F2695 is an isomer of milnacipran and is protected by a United States method of use patent that extends through June 2023, subject to patent term extension.  We also anticipate that under the Food and Drug Administration Amendments Acts of 2007, F2695 will qualify for five years of Hatch-Waxman exclusivity upon approval.

Radiprodil (RGH-896) and mGLuR1/5 Compounds:  In November 2005, we entered into two collaboration agreements with Richter with whom we are currently developing cariprazine for the treatment of schizophrenia and bipolar mania.

The first collaboration focuses upon a group of compounds that target the NR2B receptor that is being developed for the treatment of chronic pain and other central nervous system (CNS) conditions.  Radiprodil is the first of this group and is currently in Phase II in patients with diabetic peripheral neuropathic pain with results expected in the second half of calendar year 2010.  We paid Richter an upfront payment and may become obligated to pay milestone payments based upon achievement of development objectives.  The two companies will jointly fund the development program.  Forest has exclusive marketing rights in the United States and Canada and will pay Richter a royalty on net sales.  In addition to five years Hatch-Waxman exclusivity that would be granted upon approval, radiprodil is covered by a U.S. composition of matter patent that expires in 2024, subject to possible patent term extension.

The second collaboration focuses upon a series of novel compounds that target metabotropic glutamate receptors (mGLuR1/5).  mGLuR1/5 antagonists represent novel potential agents for the treatment of anxiety, depression and other CNS conditions.  Forest and Richter intend to advance promising leads to clinical trials within the next two to three years.  We paid Richter an upfront payment and may be obligated to pay milestone payments based upon the achievement of development objectives in addition to royalties.  We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union.  The two companies will share rights in other countries.

Dutogliptin:  We terminated our participation in the development program with Phenomix Corporation and returned all rights to the product to Phenomix.

Share Repurchase Program:  During fiscal 2007, our Board of Directors (the Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock.  On August 13, 2007, the Board authorized the purchase of an additional 10 million shares of common stock.  For the year ended March 31, 2010, we did not repurchase any shares.  As of May 25, 2010, we have repurchased, cumulatively, a total of 29.3 million shares at a cost of $1,160,708 under the 2007 Repurchase Program, leaving us the authority to purchase 5.7 million more shares.  On May 17, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  We expect to make repurchases from time to time either in the open market or through private transactions, including accelerated share repurchase programs.

New Director:  On December 9, 2009, the Board appointed Peter J. Zimetbaum, M.D., to serve on the Board of Directors.  Dr. Zimetbaum is currently Director of Clinical Cardiology at the Beth Israel Deaconess Medical Center in Boston and an Associate Professor of Medicine at the Harvard Medical School in Boston.  The appointment of Dr. Zimetbaum has increased the Board of Directors from eight to nine members.

Principal Products

We actively promote in the United States those branded products which we believe have the most potential for growth and patient benefit, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products.  Such products include:  Lexapro, our SSRI for the treatment of major depression in adults and adolescents and GAD in adults; Namenda, our NMDA antagonist for the treatment of moderate and severe Alzheimer's disease; Bystolic, our beta-blocker for the treatment of hypertension; and Savella, our newest product, an SNRI for the management of fibromyalgia.

Sales of Lexapro, launched in September 2002, accounted for 58% of our sales for the fiscal year ended March 31, 2010 and 63% and 66% of our sales for fiscal years 2009 and 2008, respectively.

Sales of Namenda, launched in December 2003, accounted for 29% of our sales for the fiscal year ended March 31, 2010 and 26% and 24%, of our sales for fiscal years 2009 and 2008, respectively.

Our United Kingdom and Ireland subsidiaries sell both ethical products and over-the-counter preparations.  Their most important products include Sudocrem®, a topical preparation for the treatment of diaper rash; Colomycin®, an antibiotic used in the treatment of cystic fibrosis; Infacol®, used to treat infant colic; and Exorex®, used in the treatment of eczema and psoriasis.

Marketing

In the United States, we directly market our products through our domestic salesforces, currently numbering approximately 2,700 personnel, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  In the United Kingdom, our Forest Laboratories U.K. subsidiary’s salesforce, currently 42 personnel, markets its products directly.  Our products are sold elsewhere through independent distributors.

Competition

The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies.  There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind which we sell, many of which have substantially greater financial resources than we do.  We also face competition for the acquisition or licensing of new product opportunities from other companies.  In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services.  Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of our principal promoted products.  Failure to be included or to have a preferred position in a managed care organization's drug formulary could result in decreased prescriptions of a manufacturer’s products.

Government Regulation

The pharmaceutical industry is subject to comprehensive government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs.  In the United States, products which we develop, manufacture or sell are subject to regulation by the Food and Drug Administration, principally under the Federal Food, Drug and Cosmetic Act, as well as by other federal and state agencies.  The FDA regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of new and established drugs, including the monitoring of compliance with good manufacturing practice regulations.  Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions and criminal prosecutions based on practices that violate statutory requirements.  In addition, administrative remedies can involve voluntary recall of products as well as the withdrawal of approval of products in accordance with due process procedures.  Similar regulations exist in most foreign countries in which our products are manufactured or sold.  In many foreign countries, such as the United Kingdom, reimbursement under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain government approval of initial prices and increases if the ultimate consumer is to be eligible for reimbursement for the cost of such products.

During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities, our development facilities, our contracted investigator sites and our contract research organizations.  Following these inspections, the FDA called our attention to certain “Good Manufacturing, Laboratory and Clinical Practices” compliance and record keeping deficiencies.  We have responded to the FDA’s comments and modified our procedures to comply with the requests made by the FDA.

The cost of human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries.  In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer’s version of a drug for the one prescribed.  Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products.  In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs.  Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer’s products in health programs, including Medicaid, run by such states.  Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans.  Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers.  In addition, the Federal government follows a diagnosis related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid.  The DRG system entitles a healthcare facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

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

A prescription-drug benefit for Medicare beneficiaries was established pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the program, pharmaceutical benefit managers and health programs offer discounted prices on prescription drugs to qualified Medicare recipients reflecting discounts negotiated with manufacturers.  The failure of a manufacturer to offer discounts to these programs could result in reduced use of the manufacturer’s products.

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

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which are more commonly known collectively as the Healthcare Reform Bill.  The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected healthcare costs.  Many of the strategies included in this law will impact manufacturers of branded pharmaceutical products.

Forest is paying particular attention to two categories of provisions in the law:  those which will impact rebates paid to public and private payers and those which might impact patient access to pharmaceutical products.  The former category, containing provisions which take effect in 2010, includes an increase in the Medicaid mandatory rebate (from 15.1% to 23.1% for branded pharmaceutical products), provision of Medicaid Fee-for-Service rebates to drugs adjudicated through Medicaid Managed Care Plans, changes in the calculation of certain pricing information reported to the government and extension of favorable government pricing to additional entities.  This category also includes manufacturer rebates to certain patients in the Medicare Part D coverage gap and a fee on pharmaceutical manufacturers, both of which will be implemented in 2011.  The latter category includes a CMS ruling on protected drug classes in 2011 in addition to certain expansions of the Medicaid program and the creation of “Health Insurance Exchanges” in 2014.

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2010	2009	2008
McKesson Drug Company	36%	37%	38%
Cardinal Health, Inc.	33%	33%	30%
AmeriSource Bergen Corporation	20%	19%	15%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

Financial Information About Segments and Geographic Area

The Company and its subsidiaries, which are located in the United States, Ireland and the United Kingdom, operate in only one segment:  the manufacture and marketing of ethical and other pharmaceutical products.  Data regarding revenues from principal customers, net sales and long-lived assets for each of the last three fiscal years, where applicable, and information concerning the geographic areas in which we operate is presented in “Note 3 – Business Operations” in the accompanying “Notes to Consolidated Financial Statements” incorporated by reference herein.

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

Research and Development

During the fiscal year ended March 31, 2010, we spent $1,053.6 million for research and development, as compared to $661.3 million and $671.0 million in the fiscal years ended March 31, 2009 and 2008, respectively.  Included in research and development expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development.  Research and development expenses for fiscal 2010 included a licensing payment of $229.0 million to AstraZeneca for additional rights to NXL104 and the United States and Canadian rights to products containing NXL104, including ceftazidime/NXL104, a $100.0 million licensing payment to Nycomed for the United States rights to Daxas, and a $75.0 million licensing payment to Almirall for the United States rights to LAS100977.  Research and development expense for fiscal 2009 included a licensing payment of $75.0 million to Phenomix in connection with acquiring product rights for dutogliptin and a licensing payment of $75.0 million paid to Pierre Fabre in connection with acquiring product rights to F2695.  Research and development expenses for fiscal 2008 included a licensing payment of $70.0 million in connection with the collaboration agreement with Ironwood for the rights to co-develop and co-market linaclotide and a licensing payment of approximately $110.0 million made to Novexel in connection with the acquisition of rights to develop, manufacture and commercialize NXL104 in combination with ceftaroline.  Other research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

At March 31, 2010, we had a total of approximately 5,200 employees.

Patents and Trademarks

Forest seeks to obtain, where possible, patents and trademarks for Forest’s products in the United States and all countries of major marketing interest to Forest.  Forest owns or has licenses to a substantial number of patents and patent applications.  Several of these patents, which expire during the period 2012 to 2021, are believed to be of material importance in the operation of Forest’s business.  Forest believes that patents, licenses and trademarks (or related groups of patents, licenses, or trademarks) covering our marketed products are material in relation to Forest’s business as a whole.

The following patents, licenses and trademarks are significant for Forest’s business:  those related to Lexapro (escitalopram oxalate), those related to Namenda (memantine hydrochloride), those related to Benicar® (olmesartan medoxomil) and Benicar HCT® (olmesartan medoxomil and hydrochlorothiazide), those related to Bystolic (nebivolol hydrochloride) and those related to Savella (milnacipran hydrochloride).  The U.S. composition of matter patent covering Lexapro is licensed from Lundbeck and will expire in 2012.  The principal U.S. method of use patent related to Namenda is licensed from Merz and expires in 2015.  The U.S. composition of matter patent covering Benicar and Benicar HCT is owned by Daiichi Sankyo and expires in 2016.  A U.S. method of use patent related to Benicar HCT expires in 2021.  Forest and Daiichi Sankyo are parties to a co-promotion agreement with respect to Benicar and Benicar HCT pursuant to which Forest will continue to receive contract revenues through March 2014.  The U.S. pharmaceutical composition of matter patent covering Bystolic is licensed from Mylan (which in turn licensed the patent from Janssen Pharmaceutica N.V.) and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021).  The principal method of use patent covering Savella is licensed from Cypress and expires in 2021 (Forest has submitted a patent term extension application to extend this patent until 2023).  Litigation involving Forest’s patents covering Namenda is discussed in “Item 3. Legal Proceedings”.

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

ITEM 1A.  RISK FACTORS

We operate in an industry which involves a number of significant risks, some of which are beyond our control.  The following discussion highlights some of these risks and others are discussed elsewhere in this Form 10-K.  The risks discussed herein and other risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.  Additional risks not currently known to us or that we presently deem immaterial may also impair our business operations.  You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before making an investment decision with respect to our securities.  This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  Our results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere.  See “Item 1. Business” Cautionary Statement Regarding Forward-Looking Statements.

We are Substantially Dependent on Sales of Two of Our Principal Products.

For the 2010 fiscal year, sales of Lexapro and Namenda accounted for 58% and 29%, respectively, of our net sales.  Any unexpected negative development with respect to such products (for example, loss of market exclusivity or an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity.  In January 2008, we commenced patent infringement litigation against multiple generic manufacturers who are seeking FDA approval to market generic versions of Namenda.  See “Item 3. Legal Proceedings”.

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

We cannot state with certainty when or whether any of our products now under development will be approved or launched; whether we will be able to develop, license or otherwise acquire compounds, product candidates or products; or whether any products, once launched, will be commercially successful.  We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our substantial research and development costs and to replace sales that are lost as profitable products lose patent protection or are displaced by competing products or therapies.  Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, financial position and prospects.

Regulatory Compliance Issues Could Materially Affect Our Financial Position and Results of Operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities.  Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.  See “Item 3. Legal Proceedings” for information about pending government investigations and litigation concerning our marketing and promotional practices and certain third-party payer litigation pending against the Company.  In addition, the manufacturing, testing, storage and shipment of pharmaceutical products are highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues.  Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Our Business Depends on Intellectual Property Protection.

Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  See “Item 3. Legal Proceedings” for a description of pending patent litigation for Namenda.

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

Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing the Company’s sales of that product.  Availability of generic substitutes for the Company’s drugs may adversely affect its results of operations and cash flows.  In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs.

If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our patents, our results of operations, financial condition and cash flows could suffer.

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

Healthcare Reform in the United States May Adversely Affect our Revenues.

The United States healthcare industry has been, and will likely continue to be, subject to increasing regulation as well as political and legal action.  Recently, major United States healthcare reform has been adopted into law which, in addition to other measures, will impact rebates paid to public and private payers and affect patient access to pharmaceutical products.  The reform measures call for, among other things, an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs.  At this time no assurances can be given that these measures, or any other measures included in the reform acts, will not have an adverse effect on our revenues in the future.

We Face Substantial Competition from Other Pharmaceutical Manufacturers and Generic Product Distributors.

Our industry is characterized by significant technological innovation and change.  Many of our competitors are conducting research and development activities in therapeutic areas served by our products and our product-development candidates.  The introduction of novel therapies as alternatives to our products may negatively impact our revenues or reduce the value of specific product development programs.  In addition, generic alternatives to branded products, including alternatives to brands of other manufacturers in therapeutic categories where we market products, may be preferred by doctors, patients or third-party payers.

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

As more fully discussed in “Item 3. Legal Proceedings”, we are subject to approximately 80 legal actions asserting product liability claims relating to the use of Celexa or Lexapro.  These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns.  Further, while we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in the Republic of Ireland.  Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-U.S. operations and the U.S., could increase our effective tax rate and negatively affect our results of operations.  Our transfer pricing is the subject of an ongoing audit by the U.S. Internal Revenue Service (IRS) for fiscal years 2004, 2005 and 2006.  This audit is in the early stages and no substantive transfer pricing discussions for the years under audit have occurred.  If the IRS prevails in a position that increases the U.S. tax liability in excess of the established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2006 which could be material.  See Note 14 to our Consolidated Financial Statements incorporated by reference herein.

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

As described immediately above, many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners.  In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Lexapro and Namenda.  Difficulties or delays in the product supply chain, both within and outside of our control, or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own a 387,000 square foot building on 28 acres in Commack, New York.  This facility is used for administration and sales training.  In addition, we lease a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training.  We also own a 105,000 square foot facility in Hauppauge, which is used for warehousing, administrative offices and clinical packaging.  We lease an additional 57,000 square foot facility in Commack, which is used for our information technology departments.

We own buildings of 100,000 and 20,000 square feet in Commack, New York, which are or will be part of our research and development complex.  We also own a 180,000 square foot facility (on 11 acres) which is currently sub-leased to a tenant through fiscal 2014.  We also lease 28,000 square feet in Hauppauge, as well as approximately 59,000 square feet in Farmingdale, New York, both of which facilities are used as laboratory testing facilities.

We presently lease approximately 120,000 square feet of executive office space at 909 Third Avenue, New York, New York.  The lease expires in 2026.

We also lease approximately 238,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel.  The lease expires in 2017.

Forest Pharmaceuticals, Inc. (FPI), our wholly-owned subsidiary, owns two facilities in Cincinnati, Ohio, aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration.  In St. Louis, Missouri, FPI owns a 495,000 square foot facility on 26 acres of land.  This facility is being used for manufacturing, warehousing, distribution and administration.  FPI also owns a 40,000 square foot facility near its distribution center, which is being used as offices and a data center.

Cerexa, Inc., our wholly-owned subsidiary, leases approximately 38,000 square feet of office space in Oakland, California, which is used by research and administrative personnel.  The lease expires in 2016.

Forest Laboratories UK, our wholly-owned subsidiary, owns a complex that is approximately 95,000 square feet in the London suburb of Bexley, England and leases approximately 7,500 square feet of office space in Dartford Crossing, also a suburb of London.

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

Net rentals for leased space for the fiscal year ended March 31, 2010, 2009 and 2008, aggregated approximately $19,007,000, $17,790,000 and $17,694,000, respectively.

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

Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with discovery regarding the claims of other plaintiffs.

Our directors and certain of our officers were named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  The consolidated complaint in these derivative actions alleged that the defendants breached their fiduciary duties by, among other things, causing Forest to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing our control and mismanaging the Company and wasting corporate assets.  The complaint sought damages in an unspecified amount and various forms of equitable relief.  In September 2006, the Court granted our motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on our Board of Directors.  By stipulation, plaintiffs’ appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until September 30, 2010.

In April 2009, a new derivative action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence S. Olanoff, et al, Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants was filed in New York State Supreme Court, County of New York, alleging that our directors and certain officers breached their fiduciary duties to the Company in connection with disclosure of Celexa and Lexapro pediatric studies and alleged improper marketing of Celexa and Lexapro, and thereby caused Forest to be harmed by incurring a $65 million settlement of a securities class action concluded in the prior fiscal year and exposed Forest to possible damages and fines in connection with the matters alleged in the complaint-in-intervention filed by the United States Government in the qui tam actions described below.  The complaint also alleges that some defendants sold shares of Forest stock at inflated prices and thereby harmed the Company (even though the shares were not purchased by the Company).  Most of the substantive allegations in this complaint (other than those relating specifically to the complaint-in-intervention filed in the qui tam actions described below) were also made in the derivative action in federal court described above which was dismissed because the plaintiffs did not make a pre-suit demand on our Board of Directors.  Our time to respond to the complaint has been extended until September 30, 2010.  We intend to vigorously defend this action if the plaintiff proceeds with it.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005) and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding (MDL) in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  Discovery is ongoing.  In May 2009, several defendants, including Forest, reached an agreement in principle to settle the action brought by the State of Alabama, and Forest has recently reached settlements in principle with the States of Hawaii and Iowa, as well as the New York Counties whose claims are pending in the MDL proceeding in Massachusetts.  Our settlement payments are not material to our financial condition or results of operations and are fully covered by established reserves.  It is not anticipated that any trials involving Forest in these matters will take place before 2011.

The United States Attorney’s Office for the District of Massachusetts (USAO) has been investigating whether we may have committed civil or criminal violations of the federal “Anti-Kickback” laws and laws and regulations related to “off-label” promotional activities in connection with our marketing of Celexa, Lexapro and other products.  As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the USAO concerning Lexapro and other products, including Namenda and Combunox.  The subpoenas request documents relating to a broad range of our marketing and promotional activities during the period from January 1, 1997 to the present.  In April 2006, we received an additional subpoena from the USAO requesting documents concerning our manufacture and marketing of Levothroid, our levothyroxine supplement for the treatment of hypothyroidism.  We understand that this subpoena was issued in connection with the USAO’s investigation of potential civil or criminal violations of federal health laws in connection with Levothroid.  In connection with this investigation, in February 2009 the USAO filed a complaint-in-intervention against Forest in two qui tam lawsuits relating to our marketing practices which had been filed under seal.  The complaint-in-intervention, under the caption “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.; United States of America ex rel. Joseph Piacentile, et al. v. Forest Laboratories, Inc.” was made publicly available in February 2009.  The complaint-in-intervention details allegations of the government’s view of Forest’s conduct and includes allegations with respect to off-label promotion, activities deemed to be “kickbacks” and disclosure issues relating to a failed pediatric trial of Lexapro.  During fiscal 2009, we recorded an expense of $170 million in connection with this investigation and litigation.  In May 2009, Forest reached an agreement in principle with the USAO and the Civil Division of the U.S. Department of Justice (DOJ) to settle civil claims arising from this investigation, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits mentioned above and (b) related claims by states who are members of the National Association of Medicaid Fraud Control Units, which has been working with the USAO and the DOJ.  The amount of the settlement subject to the agreement in principle falls within the $170 million reserve in respect of these matters recorded in fiscal 2009.  Consummation of the agreement in principle is subject to the negotiation and finalization of appropriate implementing agreements, including civil settlement agreements and a corporate integrity agreement.  The negotiation of these agreements is ongoing, and until they are finalized, there can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of the expense recorded in fiscal 2009.  In addition, the agreement in principle discussed above does not resolve the government’s ongoing investigation into potential criminal law violations related to Celexa, Lexapro and Levothroid.  We are continuing to cooperate with this investigation and to discuss these issues, including a potential settlement of the criminal investigation, with the government.  There can be no assurance that we will be able to reach any settlement of the criminal matter; but if a settlement is reached, it is likely that any settlement of the criminal investigation may require a second reserve, potentially as large as the 2009 reserve, or higher.

The agreement in principle described in the immediately preceding paragraph does not cover a claim for retaliatory termination under the False Claims Act brought by relator Christopher Gobble, a former Forest sales representative, in the qui tam lawsuit captioned “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.,” also described in the immediately preceding paragraph.  Forest has moved to dismiss Mr. Gobble’s claim, and we intend to continue to vigorously defend against this claim.

FLI and FPI are defendants in five federal actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro, all of which have been consolidated for pretrial purposes in a multidistrict litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, three of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under a number of state consumer protection statutes, state common laws, and the federal RICO statute.  FLI and FPI have moved to dismiss the complaints, and we intend to continue to vigorously defend against these cases.

FLI or FPI are also named as defendants in two similar actions pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  On January 5, 2010, FPI filed an answer to the complaint and moved to join FLI as a necessary party.  The same day, FLI moved to intervene as a defendant.  On February 4, 2010, plaintiffs filed a motion for class certification, which has been held in abeyance pending rulings on other pending motions.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI intends to vigorously defend against both of these actions.

We received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to our commercial relationship with Omnicare, Inc. (Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning our contracts with Omnicare, and rebates and other payments made by us to Omnicare.  We understand that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others.  We are cooperating in this investigation.

Beginning in January 2008, we and Merz, our licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts against several companies (including Teva Pharmaceutical Industries, Ltd. (Teva), Mylan and Barr Laboratories, Inc.) who notified us that they filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda.  The lawsuits filed in districts other than Delaware were eventually withdrawn.  The cases in Delaware were consolidated under the caption Forest Laboratories, Inc. et al. v. Cobalt Laboratories Inc. et al.  In August 2009, the action against certain defendants who had contested jurisdiction in Delaware (Orchid and its subsidiary Orgenus) was transferred to the District of New Jersey.

Forest and Merz have entered into definitive settlement agreements with all but one defendant (Mylan).  Under the terms of these settlement agreements, subject to review by the U.S. Federal Trade Commission, Forest and Merz will provide licenses to each of Amneal, Cobalt, Dr. Reddy’s, Lupin, Orchid, Sun, Teva, Upsher-Smith, and Wockhardt that will permit these companies to launch their generic versions of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.  Forest and Merz also agreed to reimburse certain legal costs in connection with the patent litigation for these defendants.

In the Delaware action against Mylan, a five-day bench trial that was scheduled to begin on April 5, 2010 was postponed indefinitely in view of the parties’ settlement negotiations.

On July 14, 2006, we were named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers, in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al.  The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler.  By way of a decision dated September 24, 2009, Judge Dennis R. Hurley granted Defendants’ motions to dismiss, and the matter is now pending on appeal before the United States Court of Appeals for the Second Circuit.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against us and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, Lundbeck Inc. and Forest Laboratories, Inc.  On October 15, 2009, a jury reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that our licensing partner H. Lundbeck A/S induced any such infringement.  As part of this verdict, the jury awarded Infosint $15 million in damages.  Judge Lewis A. Kaplan entered judgment on October 21, 2009 in accordance with the jury’s verdict.  Equitable defenses that may eliminate any damages award have yet to be heard by the district court.  Further, we have filed post-trial motions in the district court and plan to appeal the case to the U.S. Court of Appeals for the Federal Circuit, if necessary.  We informed Lundbeck that pursuant to the license agreements with them, Lundbeck is required to indemnify the cost of defending this action and from any associated damages or awards.  During the quarter ended December 31, 2009, Infosint commenced comparable litigation against our subsidiary in the Republic of Ireland.

We have been named in approximately 80 product liability lawsuits that remain active.  Forty-eight of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Thirty-two of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  Each lawsuit seeks substantial compensatory and punitive damages.  We are vigorously defending these suits.  An MDL has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  Except for one federal court case, the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.

We expect the federal court MDL and the state court consolidation will ease the burden of defending these cases.  We believe there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and we cannot predict or determine the outcome of this litigation.  We generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

ITEM 4.    REMOVED AND RESERVED

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Performance Graph

The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report to Stockholders for the fiscal year ended March 31, 2010 (2010 Annual Report).

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for share repurchase programs.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

On May 18, 2006 the Board authorized a share repurchase program (2007 Repurchase Program) for up to 25 million shares of our common stock.  On August 13, 2007 the Board authorized the purchase of an additional 10 million shares of common stock.  For the year ended March 31, 2010, we did not repurchase any shares.  As of May 25, 2010, 29,346,700 shares have been repurchased and we continue to have authority to purchase up to an additional 5,653,300 shares under the 2007 Repurchase Program.  On May 17, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  We expect to make the repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information under the heading Selected Financial Data in our 2010 Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information under the heading Quantitative and Qualitative Disclosures About Market Risk in our 2010 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the related Reports of Independent Registered Public Accounting Firm in our 2010 Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2010 Annual Report under the headings Management’s Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our current fiscal year, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III of this Form 10-K is incorporated by reference from Forest's definitive proxy statement to be filed with the SEC not later than 120 days after our fiscal year ended March 31, 2010, (the Proxy Statement) pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest’s 2010 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Election of Directors,” “Named Executive Officers of Forest,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and employees and can be found on our website, which is located at www.frx.com under the “Investors” link.  We will also provide a copy of our code of ethics to any person without charge upon his or her request.  Any such request should be directed to our Corporate Secretary at 909 Third Avenue, New York, New York 10022.  We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth certain information as of March 31, 2010 with respect to our compensation plans under which Forest securities may be issued:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	18,701,025	$38.05	2,157,562
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	18,701,025	$38.05	2,157,562

Additional information required by this item is incorporated by reference to the section entitled Security Ownership of Principal Stockholders and Management in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial statements.  The following consolidated financial statements of Forest Laboratories, Inc. and its subsidiaries are incorporated by reference to the 2010 Annual Report, as provided in Item 8 hereof:

Management's report on internal control over financial reporting

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets – March 31, 2010 and 2009

Consolidated statements of income – years ended March 31, 2010, 2009 and 2008

Consolidated statements of comprehensive income – years ended March 31, 2010, 2009 and 2008

Consolidated statements of stockholders' equity – years ended March 31, 2010, 2009 and 2008

Consolidated statements of cash flows – years ended March 31, 2010, 2009 and 2008

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

3.	Exhibits:

(3)(a)	Articles of Incorporation of Forest, as amended and restated. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2008.

(3)(b)	Bylaws of Forest, as amended. Incorporated by reference to Forest's Current Report on Form 8-K (Commission File No. 1-5438) dated March 2, 2009.

(10)	Material Contracts

10.1
Benefit Continuation Agreement dated as of December 1, 1989 between Forest and Howard Solomon.  Incorporated by reference to Forest's Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 1990 (1990 l0-K).

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K.

10.3
Amended and Restated Change of Control Employment Agreement between Forest and Howard Solomon dated October 29, 2008.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended December 31, 2008 (December 31, 2008 10-Q).

10.4	Amended and Restated Change of Control Employment Agreement between Forest and Elaine Hochberg dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.5
Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr.  Incorporated by reference to Forest's Current Report on Form 8-K (Commission File No. 1-5438) dated September 30, 2004.

10.6	Amended and Restated Change of Control Employment Agreement between Forest and Francis I. Perier, Jr. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.7
Letter Agreement dated as of January 30, 2006 between Forest and Herschel S. Weinstein.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2006.

10.8	Amended and Restated Change of Control Employment Agreement between Forest and Herschel Weinstein dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.9
Letter Agreement dated September 5, 2006 between Forest and Dr. Lawrence S. Olanoff.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2006.

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Lawrence S. Olanoff, M.D., Ph.D dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.11
Letter Agreement dated June 15, 2007 between Forest and Dr. Marco Taglietti.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2009.

10.12	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.13	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.14	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.15	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.16	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 1998.

10.17	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2000.

10.18	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.

10.19	2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2007.

10.20
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Form S-8 on Registration Statement No. 333-145415, dated August 13, 2007.

10.21
Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2007 (September 30, 2007 10-Q).

10.22
Form of Employee Restricted Stock Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2008 (2008 10-K).

10.23	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to September 30, 2007 10-Q.

10.24
Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc.  Incorporated by reference to Forest's Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2002 (2002 10-K).*

10.25	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.26	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.27
License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited.  Incorporated by reference to Forest's Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.*

10.28
Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Limited and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the fiscal quarter ended December 31, 2005.*

10.29
Agreement and Plan of Merger dated December 13, 2006 by and among Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc. and Dennis Podlesak and Eckard Weber, M.D., as Shareholders’ Agents.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended December 31, 2006.*

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

10.32
Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) dated December 7, 2007.

10.33
License and Collaboration Agreement (the Cypress License) dated January 9, 2004 between the Registrant and Cypress Bioscience, Inc. (Cypress) filed as Exhibit 10.26 to Cypress’s Annual Report on the Form 10-K (Commission File No. 0-12943) of Cypress for the year ended December 31, 2003 (Cypress 2003 10-K).*

10.34	Side Letter dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.27 to the Cypress 2003 10-K.*

10.35	Letter Agreement dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.28 to the Cypress 2003 10-K.*

10.36	Amendment to the Cypress License filed as Exhibit 10.1 to Cypress’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended June 30, 2005*

10.37
Settlement Agreement among Forest Laboratories, Inc., H. Lundbeck A/S, Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated July 10, 2009.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

13	Portions of the Registrant's 2010 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets – March 31, 2010 and 2009, (ii) Consolidated Statements of Income – years ended March 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Comprehensive Income – years ended March 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2010, 2009 and 2008 and (vi) the Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

                                                                                       SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934,
Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 26, 2010

FOREST LABORATORIES, INC. By: /s/Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer and Director	May 26, 2010
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	President, Chief Operating Officer and Director	May 26, 2010
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Senior Vice President - Finance and Chief Financial Officer	May 26, 2010
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 26, 2010
/s/ William J. Candee, III William J. Candee, III	Director	May 26, 2010
/s/ George S. Cohan George S. Cohan	Director	May 26, 2010
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 26, 2010
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 26, 2010
/s/ Lester B. Salans Lester B. Salans	Director	May 26, 2010
/s/ Peter J. Zimetbaum Peter J. Zimetbaum	Director	May 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 26, 2010 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 26, 2010
S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2010:

Allowance for doubtful accounts	$18,511	$458	$1,777	(i)	$17,192
Allowance for cash discounts	11,875	95,678	94,283	(ii)	13,270
Inventory reserve	14,173	7,811	1,741	(i)	20,243

Year ended March 31, 2009:

Allowance for doubtful accounts	$19,882	$618	$1,989	(i)	$18,511
Allowance for cash discounts	11,815	88,388	88,328	(ii)	11,875
Inventory reserve	18,770	1,817	6,414	(i)	14,173

Year ended March 31, 2008:

Allowance for doubtful accounts	$20,033	$906	$1,057	(i)	$19,882
Allowance for cash discounts	11,237	84,722	84,144	(ii)	11,815
Inventory reserve	22,165	5,100	8,495	(i)	18,770

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2010.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman and
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President-Finance and
Chief Financial Officer

May 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2010 and March 31, 2009 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2010, and our report dated May 26, 2010 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 Forest Laboratories, Inc. and Subsidiaries adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2010 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 26, 2010

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2010	2009
Assets

Current assets:
Cash (including cash equivalent investments of $1,859,321 in 2010 and $1,337,871 in 2009)	$1,863,484	$1,338,905
Marketable securities	1,458,778	1,242,017
Accounts receivable, less allowance for doubtful accounts of $17,192 in 2010 and $18,511 in 2009	475,653	449,444
Inventories, net	467,769	393,527
Deferred income taxes	236,545	217,811
Other current assets	76,962	144,250
Total current assets	4,579,191	3,785,954

Marketable securities and investments	742,335	449,793

Property, plant and equipment:
Land and buildings	310,263	309,285
Machinery, equipment and other	292,517	276,754
	602,780	586,039
Less: accumulated depreciation	279,496	240,104
	323,284	345,935
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, net	466,742	497,897
Deferred income taxes	96,490	100,758
Other assets	524	1,506
	578,721	615,126

	$6,223,531	$5,196,808

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2010	2009
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$130,205	$117,192
Accrued expenses	849,441	700,636
Total current liabilities	979,646	817,828

Long-term liabilities:
Income tax liabilities	353,978	264,389

Commitments and contingencies

Stockholders’ equity
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 424,090 shares in 2010 and 422,268 shares in 2009	42,409	42,227
Additional paid-in capital	1,565,585	1,491,239
Retained earnings	7,061,619	6,379,236
Accumulated other comprehensive income (loss)	3,695	(47,145)
Treasury stock, at cost (121,700 shares in 2010 and 120,653 shares in 2009)	(3,783,401)	(3,750,966)
	4,889,907	4,114,591

	$6,223,531	$5,196,808

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	YEARS ENDED MARCH 31,
	2010	2009	2008

Net sales	$3,903,524	$3,636,055	$3,501,802
Contract revenue	208,474	208,999	216,500
Interest income	35,472	74,410	108,680
Other income	45,392	3,318	9,347
	4,192,862	3,922,782	3,836,329

Costs and expenses:
Cost of sales	924,346	816,680	800,114
Selling, general and administrative	1,264,269	1,474,274	1,154,845
Research and development	1,053,561	661,294	670,973
	3,242,176	2,952,248	2,625,932

Income before income tax expense	950,686	970,534	1,210,397

Income tax expense	268,303	202,791	242,464

Net income	$682,383	$767,743	$967,933

Net income per share:

Basic	$2.25	$2.52	$3.07
Diluted	$2.25	$2.52	$3.06

Weighted average number of common shares outstanding:

Basic	303,386	304,363	314,949
Diluted	303,781	305,121	316,412

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2010	2009	2008

Net income	$682,383	$767,743	$967,933

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(2,398)	(34,542)	25,815
Pension liability adjustment, net of tax	(11,752)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	64,990	(47,195)	(13,102)
Other comprehensive income (loss)	50,840	(81,737)	12,713

Comprehensive income	$733,223	$686,006	$980,646

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2007	420,695	$42,069	$1,354,264	$4,657,356	$21,879	101,143	$3,050,755

Adoption of new accounting standard				(13,796)
Shares issued upon exercise of stock options and vesting of restricted stock	726	73	26,582
Purchase of treasury stock						8,871	356,327
Tax benefit related to stock options exercised by employees			11,069
Stock-based compensation			42,257
Other comprehensive income					12,713
Net income				967,933

Balance, March 31, 2008	421,421	42,142	1,434,172	5,611,493	34,592	110,014	3,407,082
Shares issued upon exercise of stock options and vesting of restricted stock	847	85	10,545
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						482	11,782
Purchase of treasury stock						10,157	332,102
Tax benefit related to stock options exercised by employees			2,419
Stock-based compensation			44,103
Other comprehensive loss					(81,737)
Net income				767,743

Balance, March 31, 2009	422,268	42,227	1,491,239	6,379,236	(47,145)	120,653	3,750,966

Shares issued upon exercise of stock options and vesting of restricted stock	1,822	182	16,970
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						1,047	32,435
Tax benefit related to stock options exercised by employees			8,868
Stock-based compensation			48,508
Other comprehensive income					50,840
Net income				682,383

Balance, March 31, 2010	424,090	$42,409	$1,565,585	$7,061,619	$3,695	121,700	$3,783,401

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$682,383	$767,743	$967,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,025	43,266	47,101
Amortization, impairments and write-offs	41,485	53,241	44,646
Stock-based compensation expense	48,508	44,103	42,257
Deferred income tax benefit and other non-cash tax items	(16,376)	(26,770)	(21,477)
Foreign currency transaction gain	(303)	(2,095)	(2,051)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(26,209)	(3,457)	(63,332)
Inventories, net	(74,242)	31,611	9,025
Other current assets	67,288	(110,990)	(6,408)
Other assets	982	165	7,811
Increase (decrease) in:
Accounts payable	13,013	(106,528)	69,106
Accrued expenses	148,805	313,531	54,110
Income tax liabilities	89,589	65,979	44,615

Net cash provided by operating activities	1,019,948	1,069,799	1,193,336

Cash flows from investing activities:
Purchase of property, plant and equipment	(32,252)	(40,629)	(34,888)
Purchase of marketable securities	(2,638,354)	(2,236,142)	(3,141,953)
Redemption of marketable securities	2,140,826	2,151,929	2,983,699
Purchase of license agreements, product rights and other intangibles		(25,000)	(415,000)

Net cash used in investing activities	(529,780)	(149,842)	(608,142)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	1,374	3,378	26,655
Tax benefit related to stock-based compensation	8,868	2,419	1,755
Treasury stock transactions	(16,657)	(336,632)	(356,327)

Net cash used in financing activities	(6,415)	(330,835)	(327,917)

Effect of exchange rate changes on cash	40,826	(83,269)	12,112

Increase in cash and cash equivalents	524,579	505,853	269,389
Cash and cash equivalents, beginning of year	1,338,905	833,052	563,663
Cash and cash equivalents, end of year	$1,863,484	$1,338,905	$833,052

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$156,083	$266,401	$226,022

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years):

Basis of consolidation: The consolidated financial statements include the accounts of Forest Laboratories, Inc. and its subsidiaries, (Forest or the Company) all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated.

Estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  The Company is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

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

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity.  As of fiscal years ended March 31, 2010 and 2009, the Company had no such pre-launch inventory quantities.

Marketable securities: Marketable securities, which are all accounted for as available-for-sale, are stated at fair value based on quoted market prices in accordance with Accounting Standards Codification (ASC) 320, “Investments - Debt and Equity Securities”, and consist of high quality investments.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years): (Continued)

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

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2010 is construction in progress of $14,646 for facility expansions at various locations necessary to support the Company’s current and future operations.  Projects currently in-process or under evaluation are estimated to cost approximately $14,000 to complete.

Goodwill: The Company has made acquisitions in the past that include goodwill.  Goodwill is not amortized but rather is assessed for impairment annually and on the occurrence of an event that indicates an impairment may have occurred.  The Company completed annual impairment assessments and no adjustments to goodwill were necessary for the years ended March 31, 2010 or 2009.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years): (Continued)

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs.  The amounts of such costs are included in selling, general and administrative expense and are not material.

Research and development: Expenditures for research and development, including licensing fees and milestone payments (license payments) associated with developmental products that have not yet been approved by the FDA, are charged to expense as incurred.  Once a product receives approval, subsequent license payments are recorded as an asset and classified as License agreements, product rights and other intangibles, net.

Savings and profit sharing plan: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plan after becoming eligible (as defined).  Profit sharing contributions are primarily at the discretion of the Company.  The savings plan contributions include a matching contribution made by the Company.  Savings and profit sharing contributions amounted to approximately $37,700, $34,200 and $32,100 for fiscal years 2010, 2009 and 2008, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with ASC 718, “Compensation – Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

Accumulated other comprehensive income: Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.  Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation, pension liability adjustments and unrealized gains (losses) on securities which amounted to approximately $10,841, ($11,752) and $4,606 at March 31, 2010 and $13,239, $0 and ($60,384) at March 31, 2009, respectively.

Income taxes: The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

Uncertain tax positions: The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years): (Continued)

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

Compensation expense of $48,508 ($38,740 net of tax), $44,103 ($35,583 net of tax) and $42,257 ($35,423 net of tax) was recorded to cost of sales, selling, general and administrative and research and development for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2010 was $101,411 pre-tax and the weighted-average period over which the cost is expected to be recognized is approximately 2.9 years.

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected stock price volatility	29.70%	34.17%	31.15%
Risk-free interest rate	2.6%	2.8%	4.2%
Expected life of options (years)	6	6	6

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

Recent accounting standards: During the quarter ended September 30, 2009 the Company adopted ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years): (Continued)

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition – Milestone Method,” an update to ASC 605 (formerly Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition”) relating to research or development arrangements.  This guidance amends ASC 605 to add a subtopic for the milestone method of revenue recognition, called ASC 605-28.  ASC 605-28 provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  The milestone method allows a vendor to recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This guidance shall be applied prospectively to milestones achieved in fiscal 2011 and interim periods within fiscal 2011, with earlier application and retrospective application permitted. The Company is currently evaluating the impact of adopting this guidance.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”.  ASU No. 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within EITF 00-21, “Revenue Arrangements with Multiple Deliverables”).  The consensus to ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon Management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2012 and allows for retrospective application.  The Company’s adoption of this guidance during the current fiscal year did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance within ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”) and subsequently updated this guidance in February 2010.  This guidance establishes general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC 820, “Fair Value Measurements and Disclosures”.  The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis.  The guidance also requires enhancements to certain existing disclosures.  The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements around Level 3 activity, which is deferred until the beginning of fiscal 2012.  The guidance is not expected to have an impact on the Company’s consolidated financial statements.

In April 2009, the Company adopted guidance within ASC 820 for non-financial assets and non-financial liabilities.  This statement did not have a material effect on the Company’s consolidated financial statements.  The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to license agreements, product rights and other intangible assets and long-lived assets.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (In thousands, except for estimated useful lives which are stated in years): (Continued)

In April 2009, the Company adopted ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”).  The guidance requires an acquirer in a business combination to measure all assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the date of acquisition with limited exceptions.  This guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  ASC 805 will further require that acquired in-process research and development (IPR&D) as of the acquisition date is to be capitalized at fair value.  Assets acquired and liabilities assumed arising from contingencies at the acquisition date are to be measured at their fair value and acquisition costs generally will be expensed as incurred.  The Company has not made any acquisitions in fiscal 2010, although ASC 805 will affect the Company’s accounting for future acquisitions.

In April 2009, the Company adopted guidance within ASC 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings Per Share”) that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in ASC 260. Under the guidance unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method.  The adoption of the guidance, which was applied retrospectively, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Company adopted ASC 808, “Collaborative Agreements” (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”).  This guidance defines a collaborative arrangement, establishes reporting requirements and clarifies the manner in which revenues, costs and sharing payments between parties and with third parties be presented in the consolidated statements of income.  There was no material impact on the Company’s consolidated financial statements from adopting ASC 808.  See Note 8 to the Consolidated Financial Statements for details on the Company’s current collaboration agreements.

In April 2009, the FASB amended previous guidance and issued additional guidance within ASC 320 relating to the disclosure requirements for other-than-temporary impairments for debt and equity securities.  This guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance within ASC 350, “Intangibles – Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”).  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the original guidance.  The new guidance was effective as of the beginning of fiscal 2010 on a prospective basis.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Net income per share (In thousands):

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31,	2010	2009	2008
Basic	303,386	304,363	314,949
Effect of assumed conversion of employee stock options	395	758	1,463
Diluted	303,781	305,121	316,412

Options to purchase approximately 18,453, 16,290 and 12,312 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share were outstanding during a portion of fiscal years 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options expire through 2020.

3.  Business operations (In thousands):

The Company and its principal operating subsidiaries, which are located in the United States, Ireland and the United Kingdom, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are made primarily in the United States and European markets.  The net sales and long-lived assets for the years ended March 31, 2010, 2009 and 2008, are from the Company's or one of its subsidiaries' country of origin, as follows:

	2010		2009		2008
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
United States	$3,831,553	$293,716	$3,567,989	$333,345	$3,433,233	$371,442
Ireland	22,862	505,725	19,926	520,548	17,729	513,559
United Kingdom	49,109	6,074	48,140	6,410	50,840	9,459
	$3,903,524	$805,515	$3,636,055	$860,303	$3,501,802	$894,460

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31,	2010	2009	2008
Central nervous system (CNS)	$3,455,700	$3,268,561	$3,137,878
Cardiovascular	218,365	94,359	35,616
Other	229,459	273,135	328,308
	$3,903,524	$3,636,055	$3,501,802

The Company's CNS franchise consisting of Lexapro®, Celexa®, Namenda® and Savella® accounted for 89% of the Company's net sales for the year ended March 31, 2010 and 90% for the years ended March 31, 2009 and 2008.

The following illustrates net sales to the Company’s principal customers:

	2010	2009	2008
McKesson Drug Company	36%	37%	38%
Cardinal Health, Inc.	33%	33%	30%
AmeriSource Bergen Corporation	20%	19%	15%

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Accounts receivable (In thousands):

Accounts receivable, net, consists of the following:

March 31,	2010	2009
Trade	$410,203	$351,697
Other	65,450	97,747
	$475,653	$449,444

5.  Inventories (In thousands):

Inventories, net of reserves for obsolescence, consist of the following:

March 31,	2010	2009
Raw materials	$139,860	$94,373
Work in process	35,767	13,022
Finished goods	292,142	286,132
	$467,769	$393,527

6.  Fair value measurements (In thousands):

In the first quarter of fiscal 2009, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.”  This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements.  ASC 820 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  ASC 820 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Fair value measurements (In thousands): (Continued)

The Company’s financial assets adjusted to fair value at March 31, 2010 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, government agency bonds, corporate bonds, certificates of deposit, variable rate demand notes, floating rate notes and auction rate securities (ARS).  These assets are subject to the measurement and disclosure requirements of ASC 820.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of ASC 820.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,839,944	$1,390,393	$449,551
Municipal bonds and notes	426,872		426,872
Commercial paper	433,952	141,156	292,796
Variable rate demand notes	157,199		157,199
Floating rate notes	359,293	359,293
Auction rate securities	36,089			$36,089
Certificates of deposit	497,285	418,929	78,356
Corporate bonds	299,207		299,207
Government agency bonds	14,941		14,941

As of March 31, 2010, the Company has determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows and expected holding periods for the ARS.  As a result of this analysis, for the year ended March 31, 2009, the Company recorded a temporary impairment loss of $1,906 relating to the ARS portfolio.  The Company reassessed the value of the ARS portfolio for the year ended March 31, 2010 and determined that no further loss was to be recorded.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

Year ended March 31, 2010
Balance at March 31, 2009	$36,839
Sales	(750)
Balance at March 31, 2010	$36,089

There were no purchases or material realized gains or losses within the Level 3 ARS during the year ended March 31, 2010.

Certain money market accounts are classified as Level 1 assets.  All floating rate notes, certain commercial paper investments and certificates of deposit are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Fair value measurements (In thousands): (Continued)

Certain of the Company’s money market accounts, commercial paper and certificates of deposit and all of the Company’s variable rate demand notes, municipal bonds and notes, corporate bonds and government agency bonds are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company holds investments in ARS amounting to $36,089 (with underlying maturities from 21.8 to 32.2 years) of which $22,800 is collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the United States government under the Federal Family Education Loan Program.  The balance of the ARS investments of $13,289 are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.

The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities” in the Company’s consolidated balance sheets at fair value.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Marketable securities (In thousands):

Available-for-sale debt securities consist of the following:

	March 31, 2010
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$157,199
Municipal bonds and notes	218,146	$800
Commercial paper	433,952	620
Certificates of deposit	451,184	40
Corporate bonds	118,280	615
Floating rate notes	80,017	2	$	(213)
Total current securities	1,458,778	2,077		(213)

Noncurrent:
Municipal bonds and notes	208,726	111		(20)
Government agency bonds	14,941			(42)
Corporate bonds	180,927	156
Auction rate notes	36,089
Floating rate notes	273,277			(11,202)
Total noncurrent securities	713,960	267		(11,264)

Total available-for-sale debt securities	$2,172,738	$2,344		$(11,477)

	March 31, 2009
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$158,309
Municipal bonds and notes	145,845	$1,269
Certificates of deposit	331,941	475
Corporate bonds	41,528		$	(255)
Commercial paper	482,880	2,936
Floating rate notes	81,514			(1,287)
Total current securities	1,242,017	4,680		(1,542)

Noncurrent:
Municipal bonds and notes	72,401	675		(66)
Corporate bonds	54,320			(463)
Auction rate notes	36,839
Floating rate notes	286,233			(68,503)
Total noncurrent securities	449,793	675		(69,032)

Total available-for-sale debt securities	$1,691,810	$5,355		$(70,574)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Marketable securities (In thousands): (Continued)

Proceeds from the sales of available-for-sale debt securities were $2,140,826 and $2,151,929 during fiscal years 2010 and 2009, respectively.  Gross realized gains on those sales during fiscal years 2010 and 2009 were $13,024 and $20,077, respectively.  For purposes of determining gross realized gains and losses, the cost of securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $9,133 and $65,219 for the years ended March 31, 2010 and March 31, 2009, respectively, have been included in Stockholders’ equity:  accumulated other comprehensive income. The preceding table does not include the Company’s $28,375 investment in Ironwood Pharmaceuticals, Inc. (Ironwood), which is held at fair market value based on the quoted market price for the related security and described in Note 8 to the Consolidated Financial Statements.

Contractual maturities of available-for-sale debt securities at March 31, 2010, are as follows:

Estimated fair value
Within one year	$1,458,778
1-5 years	604,127
5-10 years	55,711
After 10 years	54,122
$2,172,738

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to continue to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

8.  Intangible assets and license and collaboration agreements (In thousands, except amortization periods which are stated in years):

License agreements, product rights and other intangibles consist of the following:

		March 31, 2010		March 31, 2009
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	12	$196,300	$128,285	$196,300	$110,643
Product rights	11	68,662	43,056	68,206	35,394
Buy-out of royalty agreements	11	465,061	95,061	465,061	91,274
Trade names	20	34,190	31,069	34,190	28,573
Non-compete agreements	13	16,000	16,000	16,000	16,000
Other	1	3,921	3,921	3,921	3,897
Total	11	$784,134	$317,392	$783,678	$285,781

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Intangible assets and license and collaboration agreements (In thousands, except amortization periods which are stated in years): (Continued)

Amortization of license agreements, product rights and other intangibles was charged to selling, general and administrative expense for fiscal years ended March 31, 2010, 2009 and 2008 and amounted to approximately $31,432, $53,241 and $44,646, respectively.  Future annual amortization expense expected is as follows:

Years ending March 31,
2011	$26,917
2012	39,305
2013	43,249
2014	43,603
2015	35,414
$188,488

In fiscal 2010, the Company entered into four license agreements.  The first was with Nycomed GmbH (Nycomed) to develop and commercialize Daxas® (roflumilast), an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed for the treatment of chronic obstructive pulmonary disease (COPD).  The second was with AstraZeneca AB (AstraZeneca) to acquire additional rights to NXL104 and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/NXL104 combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing NXL104 including the ceftazidime/NXL104 combination.  The third agreement was with Almirall, S.A. (Almirall) to develop, market and distribute LAS100977, an inhaled long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  Pursuant to each of these agreements, the Company paid upfront license fees of $100,000 to Nycomed, $229,000 to AstraZeneca and $75,000 to Almirall.  These fees were recorded to research and development expense.  The fourth agreement was with AstraZeneca, pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide, excluding the United States, Canada and Japan.  Ceftaroline is the Company’s, next generation, broad-spectrum, hospital-based injectable cephalosporin being investigated for the treatment of complicated skin and skin structure infections (cSSSI) and community acquired bacterial pneumonia (CABP).  Under the terms of the agreement, the Company received an upfront payment of $40,000 which was recorded to other income.

In January 2009, the Company received marketing approval for Savella®, its selective serotonin and norepinephrine reuptake inhibitor for the management of fibromyalgia.  Upon approval, the Company paid Cypress Bioscience, Inc., its licensor for the product, $25,000.  This milestone payment is currently being amortized using the straight-line method over the useful life of the product and is being recorded to selling, general and administrative expense.

In fiscal 2009, the Company entered into a license agreement with Pierre Fabre Médicament (Pierre Fabre) to develop and commercialize F2695, a propriety selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression and other central nervous system disorders.  Pursuant to this agreement, the Company paid an upfront license fee of $75,000 to Pierre Fabre which was recorded to research and development expense.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Intangible assets and license and collaboration agreements (In thousands, except amortization periods which are stated in years): (Continued)

In fiscal 2008, the Company made a milestone payment of $20,000 to Daiichi Sankyo (Sankyo) for the co-promotion rights to Azor®.  Effective July 1, 2008 the Company and Sankyo terminated this co-promotion agreement for Azor.  As a result of terminating the agreement, the Company recorded a one-time charge of approximately $44,100 to selling, general and administrative expense which was comprised of a termination fee of approximately $26,600 and $17,500 related to the unamortized portion of the initial upfront payment.

Effective April 1, 2009 the Company implemented ASC 808-10, “Collaborative Arrangements”, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships.

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

Two of the Company’s agreements qualify as collaboration agreements under ASC 808-10.  In October 2008, the Company entered into a collaboration agreement with Phenomix Corporation (Phenomix) to co-develop and co-promote dutogliptin, Phenomix’ proprietary orally administered, small molecule dipeptidyl-peptidase-4 (DPP-4) inhibitor being developed for the treatment of Type II diabetes.  The Company made a $75,000 upfront payment to Phenomix in fiscal 2009, which was recorded to research and development expense.  The Company has terminated its participation in the development program and returned all rights to the product to Phenomix.  In September 2007, the Company entered into a collaboration agreement with Ironwood to co-develop and co-market Ironwood’s first-in-class compound linaclotide, currently being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  Under the terms of the agreement, in fiscal 2008 the Company paid Ironwood a $70,000 upfront licensing fee which was recorded to research and development expense.  During the September 2009 quarter, the Company paid Ironwood $45,000 in development milestones, of which $28,400 was charged to research and development expense and $16,600 was recorded as a preferred equity investment in Ironwood.  As a result of Ironwood’s initial public offering in February 2010, this investment was converted into publicly traded common shares.  At March 31, 2010, this investment had a value of $28,375 and is included under the heading “Marketable securities” in the Company’s consolidated balance sheets at fair value.  These products have not yet been approved by the FDA.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Accrued expenses (In thousands):

Accrued expenses consist of the following:

March 31,	2010	2009
Managed care and Medicaid rebates	$232,337	$213,384
Employee compensation and other benefits	117,833	101,041
Clinical research and development costs	103,114	51,085
Reserve for USAO investigation (see Note 13)	170,000	170,000
Other	226,157	165,126
	$849,441	$700,636

10.  Debt facility (In thousands):

On December 7, 2007, the Company established a $500,000 revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased up to $750,000 based upon agreement with the participating lenders and expires on December 7, 2012.  As of May 25, 2010, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

11.  Commitments (In thousands):

Leases:  The Company leases manufacturing, laboratory, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2027.  Rent expense approximated $35,380, $35,857 and $34,630 for fiscal years ended March 31, 2010, 2009 and 2008, respectively.  Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31,
2011	$34,906
2012	31,280
2013	24,792
2014	19,898
2015	19,501
Thereafter	121,596
$251,973

License agreements: The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional milestone payments totaling approximately $1,387,000.  These milestone payments become due and are payable only upon the achievement of certain research and development (approximately $534,000) and regulatory approval (approximately $853,000) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Inventory purchase commitments: The Company has inventory purchase commitments of $79,921 as of March 31, 2010.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$20.55 to $30.00	2,761	8.9	$24.68	539	$24.20
30.01 to 50.00	13,652	4.3	38.26	8,424	39.60
50.01 to 63.44	2,288	3.8	52.97	1,407	53.89
	18,701	4.9	38.05	10,370	40.74

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Stockholders' equity (In thousands, except per share data): (Continued)

Transactions under the stock option plan are summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:

Outstanding at March 31, 2007 (at $5.64 to $76.66 per share)	18,224	$40.91
Granted (at $37.26 to $51.96 per share)	3,248	38.68
Exercised (at $5.64 to $53.23 per share)	(734)	36.68
Forfeited	(1,444)	44.62

Outstanding at March 31, 2008 (at $9.77 to $76.66 per share)	19,294	40.38
Granted (at $20.55 to $38.33 per share)	2,989	28.62
Exercised (at $9.77 to $38.94 per share)	(715)	14.88
Forfeited	(2,715)	46.13

Outstanding at March 31, 2009 (at $12.29 to $76.66 per share)	18,853	38.58
Granted (at $22.19 to $31.27 per share)	3,011	29.65
Exercised (at $12.29 to $24.67 per share)	(1,296)	13.41
Forfeited	(1,867)	47.07

Outstanding at March 31, 2010 (at $20.55 to $63.44 per share)	18,701	$38.05	4.9	$18,714

Exercisable at March 31, 2010	10,370	$40.74	2.9	$3,855

	Shares	Weighted average grant date fair value
Restricted stock:

Outstanding at March 31, 2007
Granted	453	$37.33
Vested	(2)	39.88

Outstanding at March 31, 2008	451	37.32
Granted	1,086	25.44
Vested	(133)	37.31
Forfeited	(44)	36.33

Outstanding at March 31, 2009	1,360	27.87
Granted	1,122	30.82
Vested	(525)	28.46
Forfeited	(71)	27.81

Outstanding at March 31, 2010	1,886	$29.46

At March 31, 2010, 2,158 shares were available for grant.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Stockholders' equity (In thousands, except per share data): (Continued)

The total intrinsic value of stock options exercised during the years ended March 31, 2010, 2009 and 2008 was $23,203, $8,234 and $9,461, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2010, 2009 and 2008 was $15,518, $3,366 and $62, respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2010, 2009 and 2008 were $10.17, $11.19 and $15.20, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2010, 2009 and 2008 was approximately $1,374, $3,378 and $26,655, respectively.  In connection with these exercises, the tax benefit realized was $8,868, $2,419 and $1,755, respectively.  The Company settles employee stock option exercises with newly issued common shares.

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

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, the Company has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to the Company has been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with discovery regarding the claims of other plaintiffs.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Contingencies (In thousands): (Continued)

The Company’s directors and certain of its officers were named as defendants in two derivative actions purportedly brought on behalf of the Company, filed in the same Court and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  The consolidated complaint in these derivative actions alleged that the defendants breached their fiduciary duties by, among other things, causing the Company to misrepresent its financial results and prospects, selling shares of our common stock while in possession of proprietary non-public information concerning our financial condition and future prospects, abusing our control and mismanaging the Company and wasting corporate assets.  The complaint sought damages in an unspecified amount and various forms of equitable relief.  In September 2006, the Court granted the Company’s motion to dismiss this case on the ground that the plaintiffs failed to make a pre-suit demand on the Company’s Board of Directors.  By stipulation, plaintiffs’ appeal of this decision to the United States Court of Appeals for the Second Circuit and any other actions in this litigation have been stayed until September 30, 2010.

In April 2009, a new derivative action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence S. Olanoff, et al, Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants was filed in New York State Supreme Court, County of New York, alleging that the Company’s directors and certain officers breached their fiduciary duties to the Company in connection with disclosure of Celexa and Lexapro pediatric studies and alleged improper marketing of Celexa and Lexapro, and thereby caused the Company to be harmed by incurring a $65 million settlement of a securities class action concluded in the prior fiscal year and exposed the Company to possible damages and fines in connection with the matters alleged in the complaint-in-intervention filed by the United States Government in the qui tam actions described below.  The complaint also alleges that some defendants sold shares of the Company’s stock at inflated prices and thereby harmed the Company (even though the shares were not purchased by the Company).  Most of the substantive allegations in this complaint (other than those relating specifically to the complaint-in-intervention filed in the qui tam actions described below) were also made in the derivative action in federal court described above which was dismissed because the plaintiffs did not make a pre-suit demand on the Company’s Board of Directors.  The Company’s time to respond to the complaint has been extended until September 30, 2010.  The Company intends to vigorously defend this action if the plaintiff proceeds with it.

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005) and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 13.  Contingencies (In thousands): (Continued)

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding (MDL) in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  Discovery is ongoing.  In May 2009, several defendants, including Forest, reached an agreement in principle to settle the action brought by the State of Alabama, and Forest has recently reached settlements in principle with the States of Hawaii and Iowa, as well as the New York Counties whose claims are pending in the MDL proceeding in Massachusetts.  The Company’s settlement payments are not material to our financial condition or results of operations and are fully covered by established reserves.  It is not anticipated that any trials involving the Company in these matters will take place before 2011.

The United States Attorney’s Office for the District of Massachusetts (USAO) has been investigating whether the Company may have committed civil or criminal violations of the federal “Anti-Kickback” laws and laws and regulations related to “off-label” promotional activities in connection with our marketing of Celexa, Lexapro and other products.  As part of this investigation, we received a subpoena from the Office of Inspector General of the Federal Office of Personnel Management requesting documents relating to Celexa and have subsequently received further subpoenas from the USAO concerning Lexapro and other products, including Namenda and Combunox.  The subpoenas request documents relating to a broad range of the Company’s marketing and promotional activities during the period from January 1, 1997 to the present.  In April 2006, the Company received an additional subpoena from the USAO requesting documents concerning the Company’s manufacture and marketing of Levothroid, the Company’s levothyroxine supplement for the treatment of hypothyroidism.  The Company understands that this subpoena was issued in connection with the USAO’s investigation of potential civil or criminal violations of federal health laws in connection with Levothroid.  In connection with this investigation, in February 2009, the USAO filed a complaint-in-intervention against the Company in two qui tam lawsuits relating to the Company’s marketing practices which had been filed under seal.  The complaint-in-intervention, under the caption “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.; United States of America ex rel. Joseph Piacentile, et al. v. Forest Laboratories, Inc.” was made publicly available in February 2009.  The complaint-in-intervention details allegations of the government’s view of Forest’s conduct and includes allegations with respect to off-label promotion, activities deemed to be “kickbacks” and disclosure issues relating to a failed pediatric trial of Lexapro.  During fiscal 2009, the Company recorded an expense of $170 million in connection with this investigation and litigation.  In May 2009, Forest reached an agreement in principle with the USAO and the Civil Division of the U.S. Department of Justice (DOJ) to settle civil claims arising from this investigation, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits mentioned above and (b) related claims by states who are members of the National Association of Medicaid Fraud Control Units, which has been working with the USAO and the DOJ.  The amount of the settlement subject to the agreement in principle falls within the $170 million reserve in respect of these matters recorded in fiscal 2009.  Consummation of the agreement in principle is subject to the negotiation and finalization of appropriate implementing agreements, including civil settlement agreements and a corporate integrity agreement.  The negotiation of these agreements is ongoing, and until they are finalized, there can be no assurance that a negotiated resolution of these matters can be achieved or that any such resolution will not require payments in excess of the expense recorded in fiscal 2009.  In addition, the agreement in principle discussed above does not resolve the government’s ongoing investigation into potential criminal law violations related to Celexa, Lexapro and Levothroid.  The Company is continuing to cooperate with this investigation and to discuss these issues, including a potential settlement of the criminal investigation, with the government.  There can be no assurance that the Company will be able to reach any settlement of the criminal matter; but if a settlement is reached, it is likely that any settlement of the criminal investigation may require a second reserve, potentially as large as the 2009 reserve, or higher.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Contingencies (In thousands): (Continued)

The agreement in principle described in the immediately preceding paragraph does not cover a claim for retaliatory termination under the False Claims Act brought by relator Christopher Gobble, a former Forest sales representative, in the qui tam lawsuit captioned “United States of America ex rel. Christopher R. Gobble, et al. v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.,” also described in the immediately preceding paragraph.  The Company has moved to dismiss Mr. Gobble’s claim, and intends to continue to vigorously defend against this claim.

The Company and FPI are defendants in five federal actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro, all of which have been consolidated for pretrial purposes in a multidistrict litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, three of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that the Company and FPI marketed Celexa and Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under a number of state consumer protection statutes, state common laws, and the federal RICO statute.  The Company and FPI have moved to dismiss the complaints, and intend to continue to vigorously defend against these cases.

The Company or FPI are also named as defendants in two similar actions pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  On January 5, 2010, FPI filed an answer to the complaint and moved to join the Company as a necessary party.  The same day, the Company moved to intervene as a defendant.  On February 4, 2010, plaintiffs filed a motion for class certification, which has been held in abeyance pending rulings on other pending motions.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.    The Company intends to vigorously defend against both of these actions.

The Company received a subpoena dated January 26, 2006 from the United States Attorney’s Office for the District of Massachusetts requesting documents related to the Company’s commercial relationship with Omnicare, Inc. (Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning the Company’s contracts with Omnicare, and rebates and other payments made by the Company to Omnicare.  The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others.  The Company is cooperating in this investigation.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Contingencies (In thousands): (Continued)

Beginning in January 2008, the Company and Merz Pharma GmbH & Co. KgaA (Merz), the Company’s licensor for Namenda, commenced a series of patent infringement lawsuits in the United States District Court for the District of Delaware and other districts against several companies (including Teva, Mylan and Barr Laboratories, Inc.) who notified the Company that they filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda.  The lawsuits filed in districts other than Delaware were eventually withdrawn.  The cases in Delaware were consolidated under the caption Forest Laboratories, Inc. et al. v. Cobalt Laboratories Inc. et al.  In August 2009, the action against certain defendants who had contested jurisdiction in Delaware (Orchid and its subsidiary Orgenus) was transferred to the District of New Jersey.

Forest and Merz have entered into definitive settlement agreements with all but one defendant (Mylan).  Under the terms of these settlement agreements, subject to review by the U.S. Federal Trade Commission, Forest and Merz will provide licenses to each of Amneal, Cobalt, Dr. Reddy’s, Lupin, Orchid, Sun, Teva, Upsher-Smith, and Wockhardt that will permit these companies to launch their generic versions of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.  Forest and Merz also agreed to reimburse certain legal costs in connection with the patent litigation for these defendants.

In the Delaware action against Mylan, a five-day bench trial that was scheduled to begin on April 5, 2010 was postponed indefinitely in view of the parties’ settlement negotiations.

On July 14, 2006, the Company was named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers, in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al.  The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler.  By way of a decision dated September 24, 2009, Judge Dennis R. Hurley granted Defendants’ motions to dismiss, and the matter is now pending on appeal before the United States Court of Appeals for the Second Circuit.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against the Company and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, Lundbeck Inc. and Forest Laboratories, Inc.  On October 15, 2009, a jury reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that the Company’s licensing partner H. Lundbeck A/S induced any such infringement.  As part of this verdict, the jury awarded Infosint $15 million in damages.  Judge Lewis A. Kaplan entered judgment on October 21, 2009 in accordance with the jury’s verdict.  Equitable defenses that may eliminate any damages award have yet to be heard by the district court.  Further, the Company has filed post-trial motions in the district court and plans to appeal the case to the U.S. Court of Appeals for the Federal Circuit, if necessary.  The Company has informed Lundbeck that pursuant to the license agreements with them, Lundbeck is required to indemnify the cost of defending this action and from any associated damages or awards.  During the quarter ended December 31, 2009, Infosint commenced comparable litigation against a subsidiary of the Company in the Republic of Ireland.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Contingencies (In thousands): (Continued)

The Company has been named in approximately 80 product liability lawsuits that remain active.  Forty-eight of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Thirty-two of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  Each lawsuit seeks substantial compensatory and punitive damages.  The Company is vigorously defending these suits.  An MDL has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  Except for one federal court case, the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.

The Company expects the federal court MDL and the state court consolidation will ease the burden of defending these cases.  The Company believes there is no merit to these actions and that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide the Company with a meaningful opportunity to vindicate its products.  However, litigation is inherently subject to uncertainty and the Company cannot predict or determine the outcome of this litigation.

The Company received two subpoenas dated April 27, 2007 from the Office of the Attorney General of the State of Delaware requesting documents relating to the Company’s use of the “nominal price” exception to the Medicaid program’s “Best Price” rules.  The Company understands that comparable subpoenas have been or will be issued to other pharmaceutical manufacturers as part of that office’s investigation of the use of the “nominal price” exception.  The Company has complied with the subpoenas.

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business.  Although the Company believes that the proceedings brought against it, including the product liability cases described above, are without merit and the Company has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Income taxes (In thousands):

The components of income before income tax expense were:

Years ended March 31,	2010	2009	2008

United States	$386,214	$238,219	$440,271
Foreign	564,472	732,315	770,126
Income before income tax expense	$950,686	$970,534	$1,210,397

The provision for income taxes consists of the following:

Years ended March 31,	2010	2009	2008
Current:
U.S. federal	$227,181	$149,739	$194,491
State and local	19,905	20,263	18,139
Foreign	43,558	46,884	56,885
	290,644	216,886	269,515
Deferred:
United States	(23,216)	(11,943)	(26,549)
Foreign	875	(2,152)	(502)
	(22,341)	(14,095)	(27,051)
	$268,303	$202,791	$242,464

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(11.3)	(18.9)	(14.5)
Research credit	(1.1)	(1.3)	(1.6)
State and local taxes, less federal tax benefit	1.4	0.7	1.4
Government investigation	0.0	3.1	0.0
Permanent differences and other items	4.2	2.3	(0.3)
	28.2%	20.9%	20.0%

The Company’s effective tax rate for fiscal years 2010, 2009 and 2008 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States.
Net deferred income taxes relate to the following timing differences:

March 31,	2010	2009
Inventory reserves	$44,297	$53,505
Receivable allowances and other reserves	45,497	40,302
Depreciation	(8,301)	1,430
Amortization	88,620	82,871
Carryforwards and credits	63,720	73,305
Accrued liabilities	23,486	12,732
Employee stock option tax benefits	26,673	8,455
Other (includes reserve for legal contingencies)	64,325	67,242
	348,317	339,842
Valuation allowance	(15,282)	(21,273)
Deferred taxes, net	$333,035	$318,569

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Income taxes (In thousands): (Continued)

The Company has certain state and local net operating loss carryforwards as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2010 and 2026.  Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company determined that it was more likely than not that these benefits will not be realized.

No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $4,116,453 at March 31, 2010 as the Company intends to indefinitely reinvest such earnings.

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

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2003 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which has concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2002 and 2003.

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

As of March 31, 2010, the Company’s consolidated balance sheet reflects UTBs (unrecognized tax benefits) of $312,408 of which $293,255 would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

	2010	2009
Balance as of April 1	$228,534	$178,471
Additions related to prior year positions	55,204	26,264
Reductions related to prior year positions	(2,135)	(15,885)
Reduction related to audit settlement	(18,237)
Reduction related to statute expiration	(18,789)
Additions related to current year positions	67,831	39,684
Balance as of March 31	$312,408	$228,534

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2010 and 2009, the Company recognized $18,931 and $15,915 of interest and penalties, respectively.  Accrued interest related to UTBs totaled $41,570 and $35,854 as of March 31, 2010 and 2009, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Quarterly financial data (unaudited) (In thousands, except per share data):

	Net sales	Gross profit	Net income	Diluted earnings per share
2010
First quarter	$948,242	$731,498	$262,898	$0.87
Second quarter	962,714	741,553	186,662	0.61
Third quarter	997,002	749,354	210,232	0.69
Fourth quarter	995,566	756,773	22,591	0.07

2009
First quarter	$893,745	$696,405	$242,920	$0.79
Second quarter	925,570	720,569	244,086	0.80
Third quarter	920,013	713,359	187,975	0.62
Fourth quarter	896,727	689,042	92,762	0.31

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Fiscal year 2010 was another strong year for Forest as we reported solid financial performance and made significant progress in advancing and expanding our product development pipeline.  The year also marked continued growth of our key marketed products, with sales of Namenda® exceeding $1,000,000 for the first time in a fiscal year and solid growth of our two newest products Bystolic® and Savella®.

In August 2009, we entered into a license agreement with Nycomed GmbH (Nycomed) to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is Nycomed’s orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed for the treatment of chronic obstructive pulmonary disease (COPD).  Under the terms of the agreement, we made an upfront payment to Nycomed of $100,000 which was recorded to research and development expense.  We may be obligated to make payments to Nycomed for future development and sales milestones, and royalties on Daxas sales and we may also be responsible for certain development expenses incurred prior to the Food and Drug Administration (FDA) approval.  On May 17, 2010, the FDA issued a complete response letter regarding the New Drug Application (NDA) for Daxas which was filed in July 2009.  The FDA requested certain additional information and analyses, however no additional patient related trials were requested for the continued review of the NDA.  We are committed to working closely with the FDA to address the outstanding matters and anticipate a response to the FDA during the third calendar quarter of 2010.

We also entered into a license agreement with AstraZeneca AB (AstraZeneca) in August 2009, pursuant to which AstraZeneca will co-develop and commercialize ceftaroline worldwide, excluding the United States, Canada and Japan.  Ceftaroline is our late stage, next generation, broad-spectrum, hospital-based injectable cephalosporin being investigated for the treatment of complicated skin and skin structure infections (cSSSI) and community acquired bacterial pneumonia (CABP).  Under the terms of the agreement, we received an upfront payment of $40,000 which was recorded to other income.  AstraZeneca may be obligated to pay us milestones and royalties based on future sales of ceftaroline.

In December 2009, we entered into an agreement with AstraZeneca, effective contemporaneously with its acquisition of Novexel, S.A. (Novexel), to acquire additional rights to NXL104.  The agreement amended our prior agreement with Novexel and pursuant to this amended agreement we acquired full worldwide rights to the ceftaroline/NXL104 combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  AstraZeneca may pay us royalties on their international sales of the ceftaroline/NXL104 combination.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing NXL104, including the ceftazidime/NXL104 combination which is currently being studied in Phase II clinical trials conducted by Novexel.  Under the terms of the agreement, we paid Novexel, an AstraZeneca group company, $229,000 for the additional rights to NXL104 which was recorded to research and development expense.  In addition, the transaction eliminated all future milestone payments and royalty payments which we would have owed Novexel under the January 2008 license.  We may also be obligated to pay half of certain future development milestones in connection with the transaction.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

We also entered into a license agreement with Almirall, S.A. (Almirall) in December 2009 to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  Under the terms of the agreement we made a $75,000 upfront payment to Almirall which was recorded to research and development expense and we may be obligated to pay future milestone and sales based royalty payments.  We will assume responsibility for the United States regulatory approval and commercialization.

In July 2009, we along with our licensing partner H. Lundbeck A/S (Lundbeck) entered into a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd. (Caraco) regarding patent infringement disputes relating to Lexapro.  Pursuant to the settlement, we and Lundbeck will provide licenses to Caraco for any patents related to Lexapro with respect to the marketing of Caraco’s generic version of the product as of the date any third party generic that has properly received final approval from the FDA enters the market, other than an authorized generic or the first filer with Hatch-Waxman related exclusivity.  In addition, Caraco subsequently took over the commercialization and sale of several products from Forest’s subsidiary, Inwood Laboratories, Inc. in consideration for royalties on net sales of those products and Caraco’s parent Sun Pharma licensed to Lundbeck, on a worldwide basis, certain patent applications related to the synthesis of escitalopram and citalopram.  In connection with the settlement, we incurred a $20,000 charge during the quarter ended September 30, 2009 which was recorded to selling, general and administrative expense.  We and Lundbeck reimbursed certain of Caraco's legal costs in connection with these patent litigations.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which are more commonly known collectively as the Healthcare Reform Bill.  The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected healthcare costs.  Many of the strategies included in this law will impact manufacturers of branded pharmaceutical products.

Forest is paying particular attention to two categories of provisions in the law:  those which will impact rebates paid to public and private payers and those which might impact patient access to pharmaceutical products.  The former category, containing provisions which take effect in 2010, includes an increase in the Medicaid mandatory rebate (from 15.1% to 23.1% for branded pharmaceutical products), provision of Medicaid Fee-for-Service rebates to drugs adjudicated through Medicaid Managed Care Plans, changes in the calculation of certain pricing information reported to the government and extension of favorable government pricing to additional entities.  This category also includes manufacturer rebates to certain patients in the Medicare Part D coverage gap and a fee on pharmaceutical manufacturers, both of which will be implemented in 2011.  The latter category includes a CMS ruling on protected drug classes in 2011 in addition to certain expansions of the Medicaid program and the creation of “Health Insurance Exchanges” in 2014.

During fiscal 2007, our Board of Directors (the Board) approved the 2007 Repurchase Program which authorized the purchase of up to 25 million shares of common stock.  On August 13, 2007, the Board authorized the purchase of an additional 10 million shares of common stock.  For the year ended March 31, 2010, we did not repurchase any shares.  As of May 25, 2010, we have repurchased, cumulatively, a total of 29.3 million shares at a cost of $1,160,708 under the 2007 Repurchase Program, leaving us the authority to purchase 5.7 million more shares.  On May 17, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  We anticipate making repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $631,419 for fiscal 2010.  Cash and cash equivalents and marketable securities increased from ongoing operations.  Of our total cash and marketable securities position at March 31, 2010, 26%, or about $1,065,000, is domiciled domestically, with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses decreased by $59,097 to $11,477 on investments of $2,172,738 as compared with $70,574 in unrealized losses on investments of $1,691,810 at March 31, 2009.  We have recorded unrealized losses on certain of these investments to other comprehensive income.  We believe these unrealized losses to be temporary in nature.  We do not have the intent to sell our investments and it is more likely than not that we will not have to sell the investments before the recovery of our cost basis.  Trade accounts receivable increased due to higher sales of our key marketed products.  Other accounts receivable decreased primarily due to the receipt of an insurance claim relating to a securities litigation against us and certain of our officers, which was previously settled.  Inventories, including raw materials, work in process and finished goods, increased in the current year to support continued demand for our products.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Current liabilities increased due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2009, as we continued to invest in our technology and facilities.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones and capital investments.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2010:

	Payments due by period (In thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Operating lease obligations	$34,906	$56,072	$39,399	$121,596	$251,973
Inventory purchase commitments	79,921				79,921
	$114,827	$56,072	$39,399	$121,596	$331,894

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Potential future milestone payments to third parties under our collaboration and license agreements of approximately $1,387,000 were not included in the contractual obligations table as they are contingent on the achievement of certain research and development (approximately $534,000) and regulatory approval (approximately $853,000) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Forest’s income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2010, Forest had no material off-balance sheet arrangements.

Results of Operations

Net sales increased $267,469 or 7% to $3,903,524 in fiscal 2010 from $3,636,055 in fiscal 2009 and increased $134,253 or 4% in fiscal 2009 as compared to $3,501,802 in fiscal 2008 primarily due to strong sales of our key marketed products.

Sales of Lexapro®, our most significant product, were $2,270,353 in fiscal 2010, a decrease of $30,592 from fiscal 2009, of which $140,614 was due to volume decreases offset by price increases of $110,022.  In fiscal 2009, Lexapro sales totaled $2,300,945 and contributed $8,909 to the net sales change compared to fiscal 2008, of which $120,265 was due to price increases offset by volume decreases of $111,356.  Lexapro is indicated for the treatment of depression in adults and adolescents and generalized anxiety disorder in adults.  We expect Lexapro sales to remain strong during fiscal 2011.  Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 17%, an increase of $165,658 to $1,114,947 in fiscal 2010 as compared with fiscal 2009, of which $87,084 was due to volume and $78,574 was due to price.  In fiscal 2009, sales of Namenda grew 14%, an increase of $119,632 to $949,289 as compared to $829,657 in fiscal 2008, of which $67,293 was due to price and $52,339 was due to volume.  Namenda achieved a 34.5% share of total prescriptions in the Alzheimer's market as of March 31, 2010.  We anticipate Namenda continuing positive growth.  Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol hydrochloride), our beta-blocker indicated for the treatment of hypertension, launched in January 2008, achieved sales of $178,854 and $69,238 in fiscal years 2010 and 2009, respectively.  The sales increase of $109,616 during the current period was due principally to volume increases. The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan Inc. (Mylan) and expires in 2020 and we submitted a patent term extension application to extend this patent until 2021.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Sales of Savella, a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, reached $52,670 in fiscal 2010.  The remainder of the net sales change for the periods presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for fiscal year 2010 was $208,474 compared to $208,999 in fiscal year 2009 and $216,500 in fiscal year 2008, primarily due to co-promotion income from our co-marketing agreement with Daiichi Sankyo (Sankyo) for Benicar®.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar by Forest ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income increased in fiscal 2010 as compared to fiscal years 2009 and 2008 primarily due to a $40,000 upfront license payment received from AstraZeneca during the quarter ended September 30, 2009.  Interest income decreased in fiscal 2010 as compared to fiscal years 2009 and 2008 primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 23.7% in fiscal 2010, as compared with 22.5% in fiscal 2009 and 22.8% in fiscal 2008.  The increase in the current year was primarily due to the $14,000 one-time restructuring charge related to our packaging operations in our Long Island facility.

Selling, general and administrative expense decreased to $1,264,269 in fiscal 2010 from $1,474,274 in fiscal 2009 which had increased from $1,154,845 in fiscal 2008.  The decrease in fiscal 2010 was primarily due to a $170,000 charge in fiscal 2009 related to ongoing discussions with the United States Department of Justice.  Fiscal 2009 also included launch costs for Bystolic and pre-launch costs for Savella, as well as the one-time charge of approximately $44,100 relating to the termination of the Azor® co-promotion agreement in the June 2008 quarter.  Additionally, during the September 2008 quarter, we expensed $25,000 in connection with a settlement of all claims against all defendants in a securities litigation which had been pending against Forest and certain of our officers.

Research and development expense increased to $1,053,561 in fiscal 2010 from $661,294 in fiscal 2009 and from $670,973 in fiscal 2008.  Fiscal 2010 included total licensing payments of $404,000 related to the Nycomed, Almirall and AstraZeneca license agreements and development milestone expenses of $60,900.  Fiscal 2009 included two $75,000 upfront licensing payments.  The first was to Phenomix Corporation (Phenomix) for dutogliptin and the second to Pierre Fabre Médicament (Pierre Fabre) for F2695.  Dutogliptin is Phenomix’ proprietary orally administered small molecule DPP-4 inhibitor currently in Phase III clinical development for Type II diabetes.  We terminated our participation in the development program and returned all rights to the product to Phenomix.  F2695 is a selective norepinephrine and serotonin reuptake inhibitor for the treatment of patients with depression.  Fiscal 2009 also included approximately $59,500 in development milestone expenses.  Fiscal 2008 included a $70,000 licensing charge in connection with the collaboration agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) for the right to co-develop and co-market linaclotide.  The fiscal 2008 year also included an upfront license payment of approximately $110,000 to Novexel for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with Forest’s ceftaroline, which was amended by an agreement with AstraZeneca in December 2009.  Development milestone expenses amounted to approximately $51,000 in fiscal 2008.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Research and development expense also reflects the following:

•
In August 2009, we entered into a license agreement with Nycomed to develop and commercialize Daxas (roflumilast) in the United States.  Daxas is an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  An NDA for Daxas was filed with the FDA in July 2009.  In April 2010, an FDA Advisory Committee (the Committee) meeting was held to review Daxas.  Despite positive votes on safety and efficacy, the Committee voted against approval of the product.  On May 17, 2010, the FDA issued a complete response letter regarding the NDA.  The FDA requested certain additional information and analyses, however no additional patient trials were requested for the continued review of the NDA.  We are committed to working closely with the FDA to address the outstanding matters and anticipate a response to the FDA during the third calendar quarter of 2010.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset of action and long-lasting efficacy and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in the second half of calendar 2010.

•
In December 2008, we entered into an agreement with Pierre Fabre to develop and commercialize F2695 (levomilnacipran) in the United States and Canada.  F2695 is a selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  Based on results of a Phase II depression study, we initiated Phase III studies for F2695.  We expect top-line results for the first Phase III study in the second half of 2010.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against gram-positive bacteria, such as methicillin resistant Staphylococcus aureus, and gram-negative bacteria.  In June 2008, we reported positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and in June 2009, we reported positive results from two Phase III studies for community acquired bacterial pneumonia.  Based on positive results from both indications, we submitted a New Drug Application to the FDA in December 2009.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In April 2006, we entered into an agreement with Almirall for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2009 we reported top-line results from our Phase III ACCORD COPD I study.  The study showed that aclidinium, administered by inhalation BID (twice-daily), produced statistically significant increases versus placebo in the primary endpoint of trough FEV1 and was well tolerated.  This is the first of three pivotal phase III studies investigating the BID administration of aclidinium in COPD patients.  We anticipate reporting top-line results from the two additional phase III studies in the second half of calendar 2010 and the first quarter of 2011 and filing an NDA for aclidinium in calendar 2011.  The development of a fixed-dose combination of aclidinium and the beta-agonist formoterol is currently in Phase II testing and we anticipate top-line results in the second half of calendar 2010.

•
In September 2007, we entered into a partnership with Ironwood to co-develop and co-market the compound linaclotide in North America.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretions and bowel movement frequency, and reduces abdominal pain.  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  In November 2009, we reported positive top-line data for the two Phase III trials in CC.  The IBS-C trials commenced in July 2009 and we expect to report top-line data in the second half of calendar 2010.  We anticipate filing an NDA for both indications in the middle of calendar 2011.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In October 2009, we and Richter received positive top-line results from a Phase II(b) dose-ranging study in schizophrenia patients.  Based on the data from this study and the positive results from a previously reported Phase II trial in bipolar mania disorder, we initiated Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as adjunctive therapy for Major Depressive Disorder.  We anticipate reporting top-line results from these Phase II studies in the second half of fiscal 2011.

•
In November 2005, we entered into an agreement with Richter for the North American rights to radiprodil (RGH-896), a compound that targets the NR2B receptor being developed for the treatment of chronic pain and other CNS conditions.  We have commenced a Phase II dose-ranging study of radiprodil in patients with diabetic peripheral neuropathic pain, with results expected in the second half of calendar 2010.

Among other research and development projects we continue to support are mGLuR1/5, a series of novel compounds that target group 1 metabotropic glutamate receptors and NXL104, a novel intravenous beta-lactamase inhibitor being developed in combination with ceftaroline and ceftazidime.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Our effective tax rate increased to 28.2% in fiscal 2010 as compared to 20.9% in fiscal 2009 and 20.0% in fiscal 2008.  The effective tax rate for fiscal 2010 was higher compared to fiscal years 2009 and 2008 due primarily to a higher proportion of earnings generated in the United States as compared to lower taxed foreign jurisdictions.  Effective tax rates can be affected by ongoing tax audits.  See Note 14 to the Consolidated Financial Statements.

We expect to continue our profitability into fiscal 2011 with continued sales growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review.  Refer to the notes to the consolidated financial statements for additional policies.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled “Forward Looking Statements.”

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $37,865 at March 31, 2010 and $36,989 at March 31, 2009.  Commercial discounts and other rebate accruals were $194,472 at March 31, 2010 and $176,395 at March 31, 2009.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (In thousands):

	March 31, 2010	March 31, 2009

Beginning balance	$277,894	$229,681

Provision for rebates	576,836	511,132
Settlements	(558,960)	(471,252)
	17,876	39,880

Provision for returns	21,103	25,517
Settlements	(20,045)	(22,052)
	1,058	3,465

Provision for chargebacks and discounts	354,677	308,655
Settlements	(350,123)	(303,787)
	4,554	4,868

Ending balance	$301,382	$277,894

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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