Form 10-Q
period 2010-06-30
FOREST LABORATORIES INC
filed 2010-08-06
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Number of shares outstanding of Registrant's Common Stock as of August 5, 2010:  285,544,480

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2010 (Unaudited)	March 31, 2010

Assets

Current assets:
Cash (including cash equivalent investments of $1,722,819 in June and $1,859,321 in March)	$1,723,642	$1,863,484
Marketable securities	1,566,268	1,458,778
Accounts receivable, less allowance for doubtful accounts of $17,177 in June and $17,192 in March	404,434	475,653
Inventories, net	460,732	467,769
Deferred income taxes	239,630	236,545
Other current assets	61,171	76,962
Total current assets	4,455,877	4,579,191

Marketable securities and investments	598,013	742,335

Property, plant and equipment	610,122	602,780
Less: accumulated depreciation	289,228	279,496
	320,894	323,284
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $512,853 in June and $506,392 in March	460,190	466,742
Deferred income taxes	95,942	96,490
Other assets	448	524
Total other assets	571,545	578,721

Total assets	$5,946,329	$6,223,531

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	June 30, 2010 (Unaudited)	March 31, 2010

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$103,661	$130,205
Accrued expenses	969,043	849,441
Total current liabilities	1,072,704	979,646

Long-term liabilities:
Income tax liabilities	379,177	353,978

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 424,164 shares in June and 424,090 shares in March	42,416	42,409
Additional paid-in capital	1,578,655	1,565,585
Retained earnings	7,179,096	7,061,619
Accumulated other comprehensive (loss) income	(21,534)	3,695
Treasury stock, at cost (138,622 shares in June and 121,700 shares in March)	(4,284,185)	(3,783,401)
Total stockholders' equity	4,494,448	4,889,907

Total liabilities and stockholders' equity	$5,946,329	$6,223,531

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2010	2009

Net sales	$1,020,126	$948,242
Contract revenue	39,804	47,709
Interest income	7,013	12,200
	1,066,943	1,008,151

Costs and expenses:
Cost of sales	231,704	216,744
Selling, general and administrative	448,369	311,807
Research and development	219,657	147,126
	899,730	675,677

Income before income tax expense	167,213	332,474

Income tax expense	49,736	69,576

Net income	$117,477	$262,898

Net income per common share:

Basic	$0.39	$0.87
Diluted	$0.39	$0.87

Weighted average number of common shares outstanding:

Basic	300,950	302,958
Diluted	301,026	303,393

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2010	2009

Net income	$117,477	$262,898

Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(13,782)	11,513
Pension liability adjustment, net of tax	(1,267)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax	(10,180)	25,861

Other comprehensive (loss) income	(25,229)	37,374

Comprehensive income	$92,248	$300,272

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$117,477	$262,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,943	11,240
Amortization	6,461	8,923
Stock-based compensation expense	13,183	11,822
Deferred income tax benefit	(2,537)	(7,679)
Foreign currency transaction (gain) loss	(410)	280
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	71,219	(37,737)
Inventories, net	7,037	(26,305)
Other current assets	15,791	32,493
Other assets	76	(3)
Increase (decrease) in:
Accounts payable	(26,544)	(2,212)
Accrued expenses	119,602	64,546
Income tax liabilities	25,199	21,914
Net cash provided by operating activities	357,497	340,180

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,954)	(5,361)
Purchase of marketable securities	(533,723)	(636,308)
Redemption of marketable securities	567,013	447,896
Net cash provided by (used in) investing activities	24,336	(193,773)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	64	295
Excess tax (provision) benefit related to stock-based compensation	(171)	75
Treasury stock transactions	(500,784)	(626)
Net cash used in financing activities	(500,891)	(256)

Effect of exchange rate changes on cash	(20,784)	36,005
(Decrease) increase in cash and cash equivalents	(139,842)	182,156
Cash and cash equivalents, beginning of period	1,863,484	1,338,905
Cash and cash equivalents, end of period	$1,723,642	$1,521,061

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$7,040	$3,484

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Operating results for the three-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  When used in these notes, the terms “Forest” or “Company” mean Forest Laboratories, Inc.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	June 30, 2010 (Unaudited)	March 31, 2010
Trade	$353,627	$410,203
Other	50,807	65,450
	$404,434	$475,653

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	June 30, 2010 (Unaudited)	March 31, 2010
Raw materials	$160,707	$139,860
Work in process	24,030	35,767
Finished goods	275,995	292,142
	$460,732	$467,769

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

4.   Fair Value Measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,625,987	$1,401,048	$224,939
Municipal bonds and notes	404,808		404,808
Commercial paper	562,542	276,273	286,269
Variable rate demand notes	208,035		208,035
Floating rate notes	327,024	327,024
Auction rate securities	36,089			$36,089
Certificates of deposit	393,256	317,313	75,943
Corporate bonds	271,627		271,627
Government agency bonds	15,051		15,051

Description	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,839,944	$1,390,393	$449,551
Municipal bonds and notes	426,872		426,872
Commercial paper	433,952	141,156	292,796
Variable rate demand notes	157,199		157,199
Floating rate notes	359,293	359,293
Auction rate securities	36,089			$36,089
Certificates of deposit	497,285	418,929	78,356
Corporate bonds	299,207		299,207
Government agency bonds	14,941		14,941

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of June 30, 2010, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model, which has been unchanged since the beginning of this fiscal period.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

	June 30, 2010
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$208,035
Municipal bonds and notes	229,658	$475
Commercial paper	526,049	599	$	(1)
Certificates of deposit	350,766	57
Corporate bonds	141,489	390
Floating rate notes	110,271			(3,232)
Total current securities	1,566,268	1,521		(3,233)

Noncurrent:
Municipal bonds and notes	175,150	273		(30)
Government agency bonds	15,051	65
Corporate bonds	130,137			(1,044)
Auction rate securities	36,089
Floating rate notes	216,752			(13,323)
Total noncurrent securities	573,179	338		(14,397)

Total available-for-sale debt securities	$2,139,447	$1,859		$(17,630)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

5.  Marketable Securities: (Continued)

	March 31, 2010
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$157,199
Municipal bonds and notes	218,146	$800
Commercial paper	433,952	620
Certificates of deposit	451,184	40
Corporate bonds	118,280	615
Floating rate notes	80,017	2	$	(213)
Total current securities	1,458,778	2,077		(213)

Noncurrent:
Municipal bonds and notes	208,726	111		(20)
Government agency bonds	14,941			(42)
Corporate bonds	180,927	156
Auction rate securities	36,089
Floating rate notes	273,277			(11,202)
Total noncurrent securities	713,960	267		(11,264)

Total available-for-sale debt securities	$2,172,738	$2,344		$(11,477)

Proceeds from the sales of available-for-sale debt securities were $567,013 and $447,896 for the three months ended June 30, 2010 and 2009, respectively.  Gross realized gains on those sales for the three months ended June 30, 2010 and 2009 were $1,478 and $3,856, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $15,771 and $9,133 at June 30, 2010 and March 31, 2010 have been included in Stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $24,833 and $28,375 at June 30, 2010 and March 31, 2010, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at June 30, 2010, are as follows:

Estimated fair value
Within one year	$1,566,268
1-5 years	465,809
5-10 years	55,547
After 10 years	51,823
$2,139,447

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

5.  Marketable Securities: (Continued)

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

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

6.   License and Collaboration Agreements:

In June 2010 the Company entered into an agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of small molecule compounds discovered and developed by TransTech.  These Glucokinase Activator (GKA) compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront payment of $50,000 to TransTech which was recorded to research and development expense.  The Company may also be obligated to pay TransTech up to $1,105,000 in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  The Company will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  TransTech retains the rights to the Middle East and North Africa, while the Company received exclusive rights to the rest of the worldwide market.

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended
	June 30,
	2010	2009
Basic	300,950	302,958
Effect of assumed conversion of employee stock options	76	435
Diluted	301,026	303,393

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

7.   Net Income Per Share: (Continued)

Options to purchase approximately 18,143 shares of common stock at exercise prices ranging from $20.55 to $63.44 per share that were outstanding during a portion of the three-month period ended June 30, 2010 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2020.  Options to purchase approximately 17,736 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share that were outstanding during a portion of the three-month period ended June 30, 2009 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.

On June 9, 2010, the Company paid $500,000 for the purchase of its common stock under an accelerated stock repurchase (ASR) program entered into with Morgan Stanley & Co. Incorporated (MSCO).  As of June 30, 2010, the Company received 16.9 million shares under the ASR at an average price of $26.91 per share.  All remaining shares under the ASR program, if any, up to a maximum of 2.5 million possible shares, will be received upon final settlement of the program, which is scheduled for no later than January 2011, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the ASR, will be based on the volume weighted-average price of the Company’s stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the forward purchase contract for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  Based on the hedge period reference price of $26.91, there is approximately $45,500 of the $500,000 related to the agreement, as of June 30, 2010, that is recorded as a reduction to stockholders’ equity pending final settlement of the agreement.

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), 13,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2010, 3,118 shares were available for grant.  Compensation expense of $13,183 ($10,146 net of tax) was recorded for the three-month period ended June 30, 2010.  For the three-month period ended June 30, 2009, compensation expense of $11,822 ($9,558 net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC Topic 718-10 “Compensation–Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended
	June 30,
	2010	2009
Central nervous system	$898,689	$839,032
Cardiovascular	61,119	46,043
Other	60,318	63,167
	$1,020,126	$948,242

10.   Income Taxes:

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2003 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which is currently reviewing fiscal years 2004, 2005 and 2006.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review by the IRS could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of June 30, 2010, the Company had accrued an additional $2,905 in interest for a total of $44,475 related to the resolution of various income tax matters.

The Company’s effective tax rate was 29.7% for the three-month period ended June 30, 2010, as compared to 20.9% for the same period last year.  The increase was primarily due to the agreement in principle with the United States Attorney’s Office for the District of Massachusetts (USAO) and the U.S. Department of Justice (DOJ), an upfront license payment to TransTech and the expiration of the R&D credit as of December 31, 2009.  Effective tax rates may be affected by ongoing tax audits.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

11.   Legal Proceedings:

As previously disclosed, the USAO is investigating various potential violations of civil and criminal laws in connection with our marketing of Celexa®, Lexapro® and other products, as well as in connection with our manufacturing and marketing of Levothroid®.  In June 2010, the Company reached an agreement in principle with the USAO and the DOJ to resolve all aspects of these investigations, including potential criminal law violations related to Celexa, Lexapro and Levothroid.  This agreement in principle supplements the previously disclosed agreement in principle, reached with the USAO and the Civil Division of the DOJ in May 2009, to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states who are members of the National Medicaid Fraud Control Unit, which has been working with the USAO and the DOJ.  In respect of the foregoing matters, the Company has provided an additional reserve of $148,410.  This amount is in addition to the $170,000 recorded in respect of these matters in fiscal 2009, and brings the total reserve in connection with the proposed resolution of these matters to $313,000, plus accrued interest.  Consummation of the agreements in principle is subject to several conditions, including the negotiation and finalization of appropriate implementing agreements (including civil settlement agreements and a corporate integrity agreement), and court approval.  Until the proposed resolution becomes final, there can be no assurance that a negotiated resolution of these matters can be achieved.

With respect to the previously disclosed litigation brought by the Company and its licensing partner Merz Pharma GmbH & Co. KgaA (Merz), against several companies who notified Forest that they filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda® immediate release tablets, the Company and Merz, entered into a definitive settlement agreement with the remaining defendant, Mylan Inc. (Mylan), having settled with the other defendants under terms previously disclosed.  Under the settlement agreement, subject to review by the U.S. Federal Trade Commission, Forest and Merz will provide licenses to Mylan that will permit Mylan to launch its generic version of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date Mylan receives final FDA approval of its ANDA, or earlier in certain circumstances.

As previously disclosed, the Company has been named in approximately 80 product liability lawsuits that remain active.  Approximately fifty of those product liability lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  The Company has reached an agreement in principle to settle twenty of those cases.  The amount to be paid by the Company in connection with these settlements will not have a material effect upon the Company’s results of operations or financial condition.  The settlements remain subject to several conditions, including the completion of all required documentation and, where necessary, court approval.  Until the proposed settlements are finalized, there is no guarantee that these matters will be resolved by the agreement in principle.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased to $1,066,943 for the three-month period ended June 30, 2010 as compared to $1,008,151 for the same period last year due to strong sales of our key marketed products: Lexapro®, Namenda®, Bystolic® and our newest product Savella®, which was launched in April 2009.  Net income decreased $145,421 as compared to the same period last year primarily due to the impact in the current quarter of a $148,410 charge related to the settlement in principle with the United States Department of Justice (DOJ) and an upfront license fee of $50,000 to TransTech Pharma, Inc. (TransTech) for certain Glucokinase Activator (GKA) compounds for the treatment of type II diabetes.

On June 21, 2010, we received approval from the United States Food and Drug Administration (FDA) for Namenda XR™ (memantine hydrochloride) for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR is a 28 mg once-daily extended-release formulation of memantine.  We are currently determining the best strategic timing for the launch of Namenda XR to assure the continued success of this growing franchise.

In June 2010, we entered into a collaboration agreement with TransTech for the development and commercialization of GKA compounds discovered and developed by TransTech.  These compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, we made an upfront payment of $50,000 to TransTech which was recorded to research and development expense.  We may also be obligated to pay TransTech up to $1,105,000 in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  We will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  We received exclusive worldwide rights excluding the Middle East and North Africa to these GKA compounds.

During the quarter, pursuant to ongoing discussions with the DOJ, we reached an agreement in principle to resolve all aspects of the investigations led by the DOJ and the U.S. Attorney’s Office for the District of Massachusetts (USAO).  The investigations relate to certain marketing, promotional and other activities primarily pertaining to Lexapro, Celexa® and Levothroid®.  In connection with the agreement in principle, we recorded an additional reserve of $148,410 to the $170,000 reserve provided in the fourth quarter of fiscal 2009.  This brings the total reserve in connection with the civil and criminal investigations to $313,000, plus accrued interest.  The proposed resolution remains subject to several conditions, including the completion of all required documentation and court approval.  Until the proposed resolution becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle.

On May 18, 2010, the Board of Directors authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the quarter, leaving us the authority to repurchase an additional 38.8 million shares from the 2010 Repurchase Program.

Financial Condition and Liquidity

Net current assets decreased by $216,372 from March 31, 2010.  Cash and cash equivalents and overall marketable securities and investments decreased by $176,674 primarily due to the purchase of $500,000 of our common stock under the ASR program offset by cash generated from operating activities.  Of our total cash and cash equivalents and marketable securities position at June 30, 2010, 23%, or approximately $878,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses increased by $6,153 to $17,630 on investments of $2,139,447 as compared with $11,477 in unrealized losses on investments of $2,172,738 at March 31, 2010.  We have recorded unrealized losses on certain of these investments to other comprehensive income.  We believe these unrealized losses to be temporary in nature.  We do not have the intent to sell our investments and it is more likely than not that we will not have to sell the investments before the recovery of our cost basis.  Trade accounts receivable decreased primarily due to the timing of receipts.  Raw materials inventory increased in order to support continued demand for our products.  Finished goods and work in process inventories decreased as we are bringing these balances to more normalized levels.  We believe that current inventory levels are adequate to support continued demand for our products.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Accounts payable decreased due to normal operating activities and accrued expenses increased primarily due to the $148,410 reserve provided for the agreement in principle with the USAO and DOJ.

Property, plant and equipment before accumulated depreciation increased from March 31, 2010 as we continued to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co., Inc. (MSCO) to repurchase $500,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the quarter, leaving us the authority to repurchase an additional 38.8 million shares from the 2010 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales increased $71,884 or 7.6% to $1,020,126 for the quarter ended June 30, 2010 from $948,242 in the June 30, 2009 quarter primarily due to continued growth of Namenda, Bystolic and Savella.

Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of Major Depressive Disorder in adults and adolescents and generalized anxiety disorder in adults, our most significant product, had sales of $565,241 in the quarter, effectively unchanged from the same period last year despite a modest decrease in market share.  Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased $48,562 or 18.7% to $307,812 for the quarter ended June 30, 2010 as compared with the June 30, 2009 quarter, of which $33,072 was due to volume and $15,490 was due to price.  Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension launched in January 2008, achieved sales of $59,522, an increase of $21,857 or 58% as compared to $37,665 for the quarter ended June 30, 2009.  Bystolic’s entire net sales change was due to increased volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $20,499.  Savella’s net sales change was primarily due to increased volume.  The remainder of the net sales change for the period presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for the current quarter was $39,804 compared to $47,709 in the same period last year.  The decrease of $7,905 year over year was primarily due to lower co-promotion income from our co-marketing agreement with Daiichi Sankyo (Sankyo) for Benicar®.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar by Forest ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Interest income for the current quarter decreased over the same period last year primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 22.7% for the June 2010 quarter, as compared with 22.9% in the same period last year.

Selling, general and administrative expense increased to $448,369 in the current quarter as compared to $311,807 in the same period last year primarily due to the charge of $148,410 in connection with the agreement in principle to resolve all aspects of the investigations led by the DOJ and the USAO.  Excluding this charge, selling, general and administrative expense decreased 3.8%.  This current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products, Bystolic and Savella.

Research and development expense increased to $219,657 in the current quarter as compared to $147,126 in the same period last year primarily due to the $50,000 licensing fee payment to TransTech for a novel class of glucose-lowering agents for the treatment of type II diabetes.  The current quarter also included $20,050 in development milestone expenses as compared to $4,303 in the same period last year.  The remainder of the increase was the result of the level of spending required to advance our current pipeline of development products.

Research and development expense also reflects the following:

•
In August 2009, we entered into a license agreement with Nycomed GmbH to develop and commercialize Daxas® (roflumilast) in the United States.  Daxas is an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  A New Drug Application (NDA) for Daxas was filed with the FDA in July 2009.  On May 17, 2010, the FDA issued a complete response letter regarding the NDA.  The FDA requested certain additional information and analyses, however no additional patient trials were requested for the continued review of the NDA.  We are currently working on our response which we expect to submit to the FDA by the end of the third calendar quarter of 2010 and anticipate an action date from the FDA in the first half of calendar 2011.

•
In connection with our acquisition of Cerexa, Inc. in January 2007, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline, a next generation, broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria such as methicillin resistant Staphylococcus aureus and Gram-negative bacteria.  Based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia we submitted an NDA to the FDA in December of 2009.  An FDA advisory committee will meet in September 2010 to review ceftaroline and we expect an FDA action date late in October 2010.

•
In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with our ceftaroline compound.  NXL104 is designed to be combined with select antibiotics to enhance their spectrum of activity.  In December 2009, we entered into an agreement with AstraZeneca A.B., effective contemporaneously with its acquisition of Novexel which amended our prior agreement with Novexel.  This amended agreement provided us additional rights to all other products containing NXL104 including the combination with the antibiotic ceftazidime which is currently being studied in Phase II clinical trials conducted by Novexel.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2009, we reported top-line results from our Phase III ACCORD COPD I study.  The study showed that aclidinium, administered by inhalation BID (twice-daily), produced clinically and statistically significant increases versus placebo in the primary endpoint of trough FEV1 and was well tolerated.  This is the first of three pivotal Phase III studies investigating the BID administration of aclidinium in COPD patients.  We anticipate reporting top-line results from the two additional Phase III studies in the fourth quarter of calendar 2010 and the first quarter of 2011 and anticipate filing an NDA for aclidinium around mid-2011.  The development of a fixed-dose combination of aclidinium and the beta-agonist formoterol is currently in Phase II testing and we anticipate top-line results in the fourth quarter of calendar 2010.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the compound linaclotide in North America.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretions leading to increased bowel movement frequency, as well as reducing abdominal pain.  Based on positive results of Phase II(b) randomized, double-blind, placebo-controlled studies assessing the safety and efficacy of linaclotide in patients with CC and IBS-C, we initiated a comprehensive Phase III clinical program to evaluate linaclotide’s safety and efficacy in patients with either IBS-C or CC.  In November 2009, we reported positive top-line data for the two Phase III trials in CC.  The IBS-C trials commenced in July 2009 and we expect to report top-line data in the fourth quarter of calendar 2010.  We anticipate filing an NDA for both indications around the middle of calendar 2011.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada for the treatment of depression.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  Based on positive results of a Phase II depression study, we initiated Phase III studies with levomilnacipran in the second half of calendar 2009.  We expect top-line results for the first Phase III study in the first quarter of calendar 2011.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  Based on the positive results from a Phase II(b) dose-ranging study in schizophrenia patients and a Phase II trial in bipolar mania disorder, we initiated Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as adjunctive therapy for Major Depressive Disorder (MDD).  We anticipate reporting top-line results for the bipolar depression study in the third quarter of calendar 2010 and for adjunctive therapy in MDD during the first half of calendar 2011.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled long-acting beta2 agonist that will be developed in combination with an undisclosed corticosteroid as a treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset and duration of action and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in the fourth quarter of calendar 2010.

•
During the third quarter of fiscal 2006, we entered into an agreement with Richter for the North American rights to radiprodil (RGH-896), a compound that targets the NR2B receptor being developed for the treatment of chronic pain and other CNS conditions.  In June 2010, we reported top-line results from a Phase II dose-ranging study of radiprodil in patients with diabetic peripheral neuropathic pain.  Radiprodil did not meet its primary endpoint of statistically significant or clinically meaningful reductions in mean daily pain scores compared to placebo for any of the dosages studied.  We are currently reviewing the complete study database to determine the appropriate next steps regarding the development of radiprodil.

Other research and development projects include our support of mGLuR1/5, a series of novel compounds that target group 1 metabotropic glutamate receptors.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

Our effective tax rate was 29.7% for the three-month period ended June 30, 2010, as compared to 20.9% for the same period last year.  The increase was primarily due to the agreement in principle with the USAO and DOJ, an upfront license payment to TransTech and the expiration of the R&D credit as of December 31, 2009.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the condensed consolidated financial statements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $46,810 at June 30, 2010 and $37,865 at March 31, 2010.  Commercial discounts and other rebate accruals were $187,776 at June 30, 2010 and $194,472 at March 31, 2010.  Accruals for chargebacks, discounts and returns were $69,714 and $69,045 at June 30, 2010 and March 31, 2010, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month period in the accounts related to accrued rebates, sales returns and discounts:

	June 30, 2010	June 30, 2009

Beginning balance	$301,382	$277,894

Provision for rebates	156,196	134,277
Settlements	(154,867)	(135,068)
	1,329	(791)

Provision for returns	2,193	6,856
Settlements	(2,011)	(4,904)
	182	1,952

Provision for chargebacks and discounts	97,015	84,666
Settlements	(95,607)	(82,869)
	1,408	1,797

Ending balance	$304,301	$280,852

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

Forest’s policy relating to the supply of inventory at wholesalers is to maintain stocking levels of up to three weeks and to keep monthly levels consistent from year to year, based on patterns of utilization.  We have historically closely monitored wholesale customer stocking levels by purchasing information directly from customers and by obtaining other third party information.  Unusual or unexpected variations in buying patterns or utilizations are investigated.

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

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the 2010 10-K).

As previously disclosed, the United States Attorney’s Office for the District of Massachusetts (USAO) is investigating various potential violations of civil and criminal laws in connection with our marketing of Celexa®, Lexapro® and other products, as well as in connection with our manufacturing and marketing of Levothroid®.  In June 2010, the Company reached an agreement in principle with the USAO and the U.S. Department of Justice (DOJ) to resolve all aspects of these investigations, including potential criminal law violations related to Celexa, Lexapro and Levothroid.  This agreement in principle supplements the previously disclosed agreement in principle, reached with the USAO and the Civil Division of the DOJ in May 2009, to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states who are members of the National Medicaid Fraud Control Unit, which has been working with the USAO and the DOJ.  In respect of the foregoing matters, the Company has provided an additional reserve of $148,410,000.  This amount is in addition to the $170,000,000 recorded in respect of these matters in fiscal 2009, and brings the total reserve in connection with the proposed resolution of these matters to $313,000,000, plus accrued interest.  Consummation of the agreements in principle is subject to several conditions, including the negotiation and finalization of appropriate implementing agreements (including civil settlement agreements and a corporate integrity agreement), and court approval.  Until the proposed resolution becomes final, there can be no assurance that a negotiated resolution of these matters can be achieved.

We have previously disclosed that the agreement in principle described in the preceding paragraph does not cover a claim for retaliatory termination under the Federal False Claims Act brought by a relator in the qui tam lawsuit captioned “United States of America ex rel. Christopher Gobble, et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.” and referred to in the previous paragraph.  In July 2010, the Court in that case denied our motion to dismiss the retaliation complaint.  We continue to believe that the retaliation complaint is without merit and intend to defend it vigorously.

We previously disclosed that FLI and FPI were defendants in five federal actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro, all of which have been consolidated for pretrial purposes in a multidistrict litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  In April 2010, we moved to dismiss the complaints, and in June 2010, instead of opposing the motions to dismiss, plaintiffs in the two actions that were filed on behalf of entities that reimbursed certain purchases of Celexa and Lexapro voluntarily dismissed their complaints.  The remaining actions are brought on behalf of individuals who purchased Celexa or Lexapro, and include two purported nationwide class actions and one purported California-wide class action.  Our motions to dismiss these complaints are still being briefed.

With respect to the previously disclosed litigation brought by the Company and its licensing partner Merz Pharma GmbH & Co. KgaA (Merz), against several companies who notified Forest that they filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda® immediate release tablets, the Company and Merz, entered into a definitive settlement agreement with the remaining defendant, Mylan Inc. (Mylan), having settled with the other defendants under terms previously disclosed.  Under the settlement agreement, subject to review by the U.S. Federal Trade Commission, Forest and Merz will provide licenses to Mylan that will permit Mylan to launch its generic version of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date Mylan receives final FDA approval of its ANDA, or earlier in certain circumstances.

As previously disclosed, the Company has been named in approximately 80 product liability lawsuits that remain active.  Approximately fifty of those product liability lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  The Company has reached an agreement in principle to settle twenty of those cases.   The amount to be paid by the Company in connection with these settlements will not have a material effect upon the Company’s results of operations or financial condition.  The settlements remain subject to several conditions, including the completion of all required documentation and, where necessary, court approval.  Until the proposed settlements are finalized, there is no guarantee that these matters will be resolved by the agreement in principle.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On May 18, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500,000,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program).  As of August 5, 2010, all of the shares from the 2007 Repurchase Program were repurchased, completing the 2007 program and 38.8 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make the repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

The following table summarizes the repurchase of common stock under the 2007 and 2010 Repurchase Programs during the first quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program

4/1/10 through 4/30/10	-	-	-	-

5/1/10 through 5/31/10	-	-	-	-

6/1/10 through 6/30/10	16,889,952	$26.91	16,889,952	38,763,348

Item 6.	Exhibits

	Exhibit 10.1	Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement between Forest Laboratories, Inc. and Morgan Stanley & Co. Incorporated dated June 8, 2010
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB	XBRL Taxonomy Label Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are the following materials, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2010

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer