Form 10-Q
period 2010-09-30
FOREST LABORATORIES INC
filed 2010-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Number of shares outstanding of Registrant's Common Stock as of November 8, 2010: 285,618,437

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2010 (Unaudited)	March 31, 2010

Assets

Current assets:
Cash (including cash equivalent investments of $1,537,006 in September and $1,859,321 in March)	$1,539,143	$1,863,484
Marketable securities	1,904,153	1,458,778
Accounts receivable, less allowance for doubtful accounts of $17,294 in September and $17,192 in March	451,879	475,653
Inventories, net	454,816	467,769
Deferred income taxes	248,585	236,545
Other current assets	41,215	76,962
Total current assets	4,639,791	4,579,191

Marketable securities and investments	687,460	742,335

Property, plant and equipment	617,113	602,780
Less: accumulated depreciation	298,744	279,496
	318,369	323,284
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $517,906 in September and $506,392 in March	455,301	466,742
Deferred income taxes	99,341	96,490
Other assets	1,380	524
Total other assets	570,987	578,721

Total assets	$6,216,607	$6,223,531

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except for par values)	September 30, 2010 (Unaudited)	March 31, 2010

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$112,264	$130,205
Accrued expenses	889,539	849,441
Total current liabilities	1,001,803	979,646

Long-term liabilities:
Income tax liabilities	403,829	353,978

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 424,251 shares in September and 424,090 shares in March	42,425	42,409
Additional paid-in capital	1,591,604	1,565,585
Retained earnings	7,465,206	7,061,619
Accumulated other comprehensive (loss) income	(3,568)	3,695
Treasury stock, at cost (138,639 shares in September and 121,700 shares in March)	(4,284,692)	(3,783,401)
Total stockholders' equity	4,810,975	4,889,907

Total liabilities and stockholders' equity	$6,216,607	$6,223,531

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,037,264	$962,714	$2,057,390	$1,910,956
Contract revenue	42,402	50,590	82,206	98,299
Interest income	8,493	9,411	15,506	21,611
Other income		41,219		41,219
	1,088,159	1,063,934	2,155,102	2,072,085

Costs and expenses:
Cost of sales	246,240	221,161	477,944	437,905
Selling, general and administrative	316,386	324,924	764,755	636,731
Research and development	154,511	263,079	374,168	410,205
	717,137	809,164	1,616,867	1,484,841

Income before income tax expense	371,022	254,770	538,235	587,244

Income tax expense	84,912	68,108	134,648	137,684

Net income	$286,110	$186,662	$403,587	$449,560

Net income per common share:

Basic	$1.00	$0.62	$1.37	$1.48
Diluted	$1.00	$0.61	$1.37	$1.48

Weighted average number of common shares outstanding:

Basic	287,401	302,983	294,139	302,952
Diluted	287,491	303,530	294,222	303,443

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2010	2009	2010	2009

Net income	$286,110	$186,662	$403,587	$449,560

Other comprehensive income (loss):
Foreign currency translation gains	15,442	295	1,661	11,808
Pension liability adjustment, net of tax	120	(11,558)	(1,147)	(11,558)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	2,403	19,561	(7,777)	45,422

Other comprehensive income (loss)	17,965	8,298	(7,263)	45,672

Comprehensive income	$304,075	$194,960	$396,324	$495,232

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$403,587	$449,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,567	22,618
Amortization	11,514	18,229
Stock-based compensation expense	25,291	22,282
Deferred income tax benefit	(14,891)	(9,445)
Foreign currency transaction loss	122	35
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	23,774	(35,220)
Inventories, net	12,953	(47,179)
Other current assets	35,747	39,813
Other assets	(856)	181
Increase (decrease) in:
Accounts payable	(17,941)	7,021
Accrued expenses	40,098	43,634
Income tax liabilities	49,851	34,136
Net cash provided by operating activities	590,816	545,665

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,550)	(8,532)
Purchase of marketable securities	(1,679,584)	(1,335,269)
Redemption of marketable securities	1,281,918	1,151,199
Net cash used in investing activities	(414,216)	(192,602)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	712	821
Excess tax benefit (provision) related to stock-based compensation	32	(13)
Treasury stock transactions	(501,290)	(1,148)
Net cash used in financing activities	(500,546)	(340)

Effect of exchange rate changes on cash	(395)	44,505
(Decrease) increase in cash and cash equivalents	(324,341)	397,228
Cash and cash equivalents, beginning of period	1,863,484	1,338,905
Cash and cash equivalents, end of period	$1,539,143	$1,736,133

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$74,161	$94,710

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Operating results for the six-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  When used in these notes, the terms “Forest” or “Company” mean Forest Laboratories, Inc.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	September 30, 2010 (Unaudited)	March 31, 2010
Trade	$398,897	$410,203
Other	52,982	65,450
	$451,879	$475,653

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	September 30, 2010 (Unaudited)	March 31, 2010
Raw materials	$155,311	$139,860
Work in process	33,700	35,767
Finished goods	265,805	292,142
	$454,816	$467,769

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

4.   Fair Value Measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,248,672	$917,400	$331,272	$
Municipal bonds and notes	367,508		367,508
Commercial paper	873,492	255,424	618,068
Variable rate demand notes	218,300		218,300
Floating rate notes	431,494	431,494
Auction rate securities	35,189				35,189
Certificates of deposit	481,117	222,981	258,136
Corporate bonds	372,533		372,533
Government agency bonds	55,060		55,060

Description	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,839,944	$1,390,393	$449,551	$
Municipal bonds and notes	426,872		426,872
Commercial paper	433,952	141,156	292,796
Variable rate demand notes	157,199		157,199
Floating rate notes	359,293	359,293
Auction rate securities	36,089				36,089
Certificates of deposit	497,285	418,929	78,356
Corporate bonds	299,207		299,207
Government agency bonds	14,941		14,941

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of September 30, 2010, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

Six months ended September 30, 2010
Balance at March 31, 2010	$36,089
Sales	(900)
Balance at September 30, 2010	$35,189

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

4.   Fair Value Measurements: (Continued)

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

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

	September 30, 2010
	Estimated fair value	Gains in accumulated other comprehensive income		Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$218,300	$		$
Municipal bonds and notes	230,642		461
Government agency bonds	15,102		11		(1)
Commercial paper	770,461		969
Certificates of deposit	310,384		118		(7)
Corporate bonds	171,401		615
Floating rate notes	187,863				(1,516)
Total current securities	1,904,153		2,174		(1,524)

Noncurrent:
Municipal bonds and notes	136,866		506
Government agency bonds	39,958		103
Certificates of deposit	9,476		3
Corporate bonds	201,132		273		(8)
Auction rate securities	35,189
Floating rate notes	243,631				(11,270)
Total noncurrent securities	666,252		885		(11,278)

Total available-for-sale debt securities	$2,570,405		$3,059		$(12,802)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

5.  Marketable Securities: (Continued)

	March 31, 2010
	Estimated fair value	Gains in accumulated other comprehensive income		Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$157,199	$		$
Municipal bonds and notes	218,146		800
Commercial paper	433,952		620
Certificates of deposit	451,184		40
Corporate bonds	118,280		615
Floating rate notes	80,017		2		(213)
Total current securities	1,458,778		2,077		(213)

Noncurrent:
Municipal bonds and notes	208,726		111		(20)
Government agency bonds	14,941				(42)
Corporate bonds	180,927		156
Auction rate securities	36,089
Floating rate notes	273,277				(11,202)
Total noncurrent securities	713,960		267		(11,264)

Total available-for-sale debt securities	$2,172,738		$2,344		$(11,477)

Proceeds from the sales of available-for-sale debt securities were $1,281,918 and $1,151,199 for the six months ended September 30, 2010 and 2009, respectively.  Gross realized gains on those sales for the six months ended September 30, 2010 and 2009 were $3,289 and $9,970, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $9,743 and $9,133 at September 30, 2010 and March 31, 2010, respectively have been included in Stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. of $21,208 and $28,375 at September 30, 2010 and March 31, 2010, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at September 30, 2010, are as follows:

Estimated fair value
Within one year	$1,904,153
1-5 years	557,939
5-10 years	58,752
After 10 years	49,561
$2,570,405

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

6.   License and Collaboration Agreements:

In June 2010, the Company entered into an agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of small molecule compounds discovered and developed by TransTech.  These Glucokinase Activator (GKA) compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront payment of $50,000 to TransTech which was recorded to research and development expense.  The Company may also be obligated to pay TransTech up to $1,105,000 in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  The Company will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  TransTech retains the rights to the Middle East and North Africa, while the Company received exclusive rights to the rest of the worldwide market.

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic	287,401	302,983	294,139	302,952
Effect of assumed conversion of employee stock options	90	547	83	491
Diluted	287,491	303,530	294,222	303,443

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

7.   Net Income Per Share: (Continued)

Options to purchase approximately 17,906 shares of common stock at exercise prices ranging from $22.19 to $59.05 per share and options to purchase approximately 18,024 shares of common stock at exercise prices ranging from $22.19 to $63.44 per share that were outstanding during a portion of the three and six-month period ended September 30, 2010, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2020.  Options to purchase approximately 17,228 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share and options to purchase approximately 17,331 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share that were outstanding during a portion of the three and six-month period ended September 30, 2009, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.

On June 9, 2010, the Company paid $500,000 for the purchase of its common stock under an accelerated stock repurchase (ASR) program entered into with Morgan Stanley & Co. Incorporated (MSCO).  As of September 30, 2010, the Company received 16.9 million shares under the ASR at an average price of $26.91 per share.  All remaining shares under the ASR program, if any, up to a maximum of 2.5 million possible shares, will be received upon final settlement of the program, which is scheduled for no later than January 2011, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the ASR, will be based on the volume weighted-average price of the Company’s stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the forward purchase contract for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  Based on the hedge period reference price of $26.91, there is approximately $45,500 of the $500,000 related to the agreement, as of September 30, 2010, that is recorded as a reduction to stockholders’ equity pending final settlement of the agreement.

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 28,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2010, 17,407 shares were available for grant.  Compensation expense of $12,107 ($9,502 net of tax) and $25,291 ($19,648 net of tax) was recorded for the three and six-month periods ended September 30, 2010, respectively.  For the three and six-month periods ended September 30, 2009, compensation expense of $10,640 ($8,634 net of tax) and $22,282 ($18,192 net of tax) respectively, was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Central nervous system	$904,376	$855,948	$1,803,065	$1,694,980
Cardiovascular	65,387	47,754	134,407	93,797
Other	67,501	59,012	119,918	122,179
	$1,037,264	$962,714	$2,057,390	$1,910,956

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2010, the Company had accrued an additional $6,242 in interest for a total of $47,812 related to the resolution of various income tax matters.

The Company’s effective tax rate was 22.9% and 25.0% for the three and six-month periods ended September 30, 2010, as compared to 26.7% and 23.5% for the same periods last year.  The decrease in the current three-month period compared to last year was primarily due to the Company’s activity in the September 2009 period related to the upfront license fee to Nycomed GmbH, a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd., the receipt of an upfront license payment from AstraZeneca UK Limited and various other tax matters.  The increase in the six-month period compared to last year was primarily due to the settlement in principle with the USAO and DOJ and the expiration of the R&D credit as of December 31, 2009.  Effective tax rates may be affected by ongoing tax audits.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

11.   Legal Proceedings:

As previously disclosed, the USAO was investigating various potential violations of civil and criminal laws in connection with the Company’s marketing of Celexa®, Lexapro® and other products, as well as in connection with the Company’s manufacturing and marketing of Levothroid®.  In September 2010, the Company finalized an agreement in principle, reached in June 2010 with the USAO and the DOJ to resolve all aspects of the investigations, including potential criminal law violations related to Celexa, Lexapro and Levothroid.  The agreement in principle supplemented the previously disclosed agreement in principle, reached with the USAO and the Civil Division of the DOJ in May 2009, to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states who are members of the National Medicaid Fraud Control Unit, which has been working with the USAO and the DOJ.  In respect of the foregoing matters, the Company provided an additional reserve of $148,410 in the June 2010 quarter, bringing the total reserve to $313,000 plus accrued interest in connection with the proposed resolution of these matters.  The settlement is subject to court approval.  At September 30, 2010, the balance in the reserve was approximately $224,000 and pursuant to the settlement agreement, the Company has restricted cash of approximately $63,000 for the state portion of the settlement.  The restricted cash has been segregated into an interest bearing account and will be paid to the states in the third quarter of fiscal 2011.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

11.  Legal Proceedings: (Continued)

On August 11, 2010, The Company was named as a defendant (along with Forest Pharmaceuticals), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act and the New York Labor Law.  The Company believes there is no merit to Plaintiff’s claims and intends to vigorously defend this matter.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased to $1,088,159 and $2,155,102 for the quarter and six months ended September 30, 2010 as compared to $1,063,934 and $2,072,085 for the same periods last year due to strong sales of our key marketed products: Lexapro®, Namenda®, Bystolic® and our newest product Savella®, which was launched in April 2009.  Net income increased 53.3% in the current quarter as compared to the same period last year primarily due to the impact in the September 30, 2009 quarter of an upfront license fee of $100,000 to Nycomed GmbH (Nycomed) for Daxas®, and a $20,000 charge in connection with a settlement agreement with Caraco Pharmaceutical Laboratories, Ltd. (Caraco).  These charges were offset by the receipt of an upfront licensing payment of $40,000 from AstraZeneca UK Limited (AstraZeneca) for the European rights to ceftaroline.  Net income decreased 10.2% for the six-month period ended September 30, 2010 primarily due to the impact in the June 2010 quarter of a $148,410 charge related to the settlement in principle with the United States Department of Justice (DOJ) and an upfront license fee of $50,000 to TransTech Pharma, Inc. (TransTech) for certain Glucokinase Activator (GKA) compounds for the treatment of type II diabetes.  Excluding the one time charges in all periods, net income increased 7.3% and 13.7% for the three and six-month periods, respectively.

On October 29, 2010, we received marketing approval from the United States Food and Drug Administration (FDA), for Teflaro™ (ceftaroline) for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable bactericidal cephalosporin antibiotic with activity against Gram-positive and common Gram-negative bacteria.  The FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  We plan to begin marketing Teflaro in early calendar 2011.

During the current quarter, the Company finalized an agreement-in-principle to resolve all aspects of the investigations led by the United States Department of Justice and the United States Attorney’s Office for the District of Massachusetts (USAO).  The investigations related to certain marketing, promotional and other activities pertaining to Lexapro, Celexa® and Levothroid®.  The Company paid $93,983 during the current quarter leaving a reserve for the balance of the settlement of $224,427 at September 30, 2010.

Financial Condition and Liquidity

Net current assets increased by $38,443 from March 31, 2010.  Cash and cash equivalents decreased $324,341 primarily due to the purchase in the June quarter of $500,000 of our common stock under an ASR program described below; net purchases of marketable securities of $390,500; and the payment of $93,983 in the current quarter related to the USAO and DOJ settlement, offset by cash generated by operating activities. Of our total cash and cash equivalents and marketable securities position at September 30, 2010, 32%, or approximately $1,304,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses increased by $1,325 to $12,802 on investments of $2,570,405 as compared with $11,477 in unrealized losses on investments of $2,172,738 at March 31, 2010.  We have recorded unrealized losses on certain of these investments to other comprehensive income.  We believe these unrealized losses to be temporary in nature.  Trade accounts receivable decreased primarily due to the timing of receipts.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Accounts payable decreased due to normal operating activities and accrued expenses increased primarily due to a net increase of $54,427 in the reserve provided for the USAO and DOJ settlement.

Property, plant and equipment before accumulated depreciation increased from March 31, 2010 as we continued to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co., Inc. (MSCO) to repurchase $500,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June quarter and no shares were repurchased during the current quarter, leaving us the authority to repurchase an additional 38.8 million shares from the 2010 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2010 increased 7.7% from the same periods last year to $1,037,264 and $2,057,390, respectively, primarily due to continued growth of Namenda, Bystolic and Savella.

Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of Major Depressive Disorder in adults and adolescents and generalized anxiety disorder in adults, recorded sales of $569,312 and $1,134,553 for the quarter and six months, respectively.  Despite a modest decline in market share, Lexapro sales increased $3,297 and $3,083 for the three and six months, respectively, as compared with the same periods last year.  Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased 12.7% and 15.6% for the current quarter and six months, respectively, to $310,100 and $617,912.  This represents increases of $34,832 and $83,394 as compared with the same periods last year, of which $3,304 and $36,376 was due to volume and $31,528 and $47,018 was due to price.  Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension launched in January 2008, achieved sales of $63,657 and $123,179 for the three and six month periods, respectively, as compared to $40,666 and $78,331 for the same periods last year.  Bystolic’s entire net sales change was due to increased volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $21,429 and $41,928 for the quarter and six months ended September 30, 2010.  Savella’s net sales change was primarily due to increased volume.

Contract revenue for the three and six months ended September 30, 2010 was $42,402 and $82,206, respectively, compared to $50,590 and $98,299 in the same periods last year.  The decreases of $8,188 and $16,093 year over year were primarily due to lower co-promotion income from our co-marketing agreement with Daiichi Sankyo (Sankyo) for Benicar®.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, active co-promotion of Benicar by Forest ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income decreased for the current quarter and six months ended September 30, 2010 primarily due to the receipt of a $40,000 upfront license payment from AstraZeneca for the rights to ceftaroline outside of North America and Japan in the September 2009 period.  Interest income for the three and six-month periods decreased over the same periods last year primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 23.7% and 23.2% for the three and six-month periods ended September 30, 2010, as compared with 23.0% and 22.9% in the same periods last year.

Selling, general and administrative expense (SG&A) decreased to $316,386 for the current quarter as compared to $324,924 for the same period last year primarily due to a $20,000 charge in the prior period in connection with a settlement agreement with Caraco for legal proceedings related to Lexapro.  SG&A increased $128,024 for the six-month period ended September 30, 2010 as compared to the same period last year primarily due to the charge of $148,410 in the June 2010 quarter in connection with the settlement in principle to resolve all aspects of the investigations led by the DOJ and the USAO.  Excluding these charges, SG&A increased 3.8% for the three month period and was essentially unchanged for the six month period as compared to the same periods last year.  This current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products, Bystolic and Savella.

Research and development expense (R&D) decreased to $154,511 and $374,168 in the current three and six-month periods as compared to $263,079 and $410,205 in the same periods last year. The September 2009 quarter included an upfront license fee of $100,000 to Nycomed for Daxas. The June 2010 quarter included a $50,000 upfront license fee to TransTech for a novel class of glucose-lowering agents for the treatment of type II diabetes.  The current six month period also included $23,050 in development milestone expenses as compared to $34,248 in the same period last year.  Excluding these upfront and milestone payments, R&D increased $25,161 for the six months as a result of the level of spending required to advance our current pipeline of development products.

Research and development activities also reflect the following:

•
In August 2009, we entered into a license agreement with Nycomed GmbH to develop and commercialize Daxas (roflumilast) in the United States.  Daxas is an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  A New Drug Application (NDA) for Daxas was filed with the FDA in July 2009.  On May 17, 2010, the FDA issued a complete response letter (CRL) regarding the NDA.  The FDA requested certain additional information and analyses, however no additional patient trials were requested for the continued review of the NDA.  In September 2010, we filed a response to the FDA addressing the topics raised in the CRL.  The FDA has acknowledged the receipt of the resubmission and considers it a complete, class 2 response to their CRL.  We anticipate an action date from the FDA in the first quarter of calendar 2011.

•
On October 29, 2010, we received marketing approval from the FDA for Teflaro (ceftaroline) for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable bactericidal cephalosporin antibiotic with activity against Gram-positive and common Gram-negative bacteria.  The FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  We plan to begin marketing Teflaro in early calendar 2011.

•
In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with our ceftaroline compound.  NXL104 is designed to be combined with select antibiotics to enhance their spectrum of activity.  In December 2009, we entered into an agreement with AstraZeneca A.B., effective contemporaneously with its acquisition of Novexel which amended our prior agreement with Novexel.  This amended agreement provided us additional rights to all other products containing NXL104 including the combination with the antibiotic ceftazidime.  We expect to report top-line results from two Phase II trials for ceftazidime-104 in patients with complicated intra-abdominal infections and complicated urinary tract infections in the fourth quarter of calendar 2010.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2010, we reported top-line results from the first of three Phase III ACCORD COPD I studies, investigating the BID (twice-daily) administration of aclidinium in COPD patients.  The study showed that aclidinium, administered by inhalation BID, produced clinically and statistically significant increases versus placebo in the primary endpoint of trough FEV1 and was well tolerated.  On October 29, 2010, we reported top-line results from the second Phase III trial, the ACCORD COPD II study.  Similar to the ACCORD COPD I study, data from this study showed that aclidinium bromide 200ug and 400ug produced statistically significant improvement versus placebo in the primary endpoint of trough FEV1 and was well tolerated, however for the expected therapeutic dose, 400ug, the magnitude of effect compared to placebo was less than observed in other studies.  We anticipate reporting top-line results from the third Phase III trial, the ATTAIN study, in the first quarter of calendar 2011.  The ATTAIN study, if positive, along with the ACCORD COPD I study will serve as the core for the monotherapy US NDA and EU filings anticipated in mid-2011.  The development of a fixed-dose combination of aclidinium and the beta-agonist formoterol is currently in Phase II testing and we anticipate top-line results in the fourth quarter of calendar 2010.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the compound linaclotide in North America.  Linaclotide, an agonist of the guanylate cyclase type-C (GC-C) receptor, is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretions leading to increased bowel movement frequency, as well as reducing abdominal pain.  In November 2009, we reported positive top-line data for the two Phase III trials in CC.  In September 2010 and October 2010, we reported top-line results from two Phase III trials in IBS-C.  Data from the studies in both indications showed meaningful and statistically significant symptom improvement compared to placebo.  We anticipate filing an NDA for both indications in the third quarter of calendar 2011.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada for the treatment of depression.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  Based on positive results of a Phase II depression study, we initiated Phase III studies with levomilnacipran in the second half of calendar 2009.  We expect top-line results for the first Phase III study in the first quarter of calendar 2011 with additional Phase III studies completing during calendar 2011.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an orally active D3/D2 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  Based on the positive results from a Phase II(b) dose-ranging study in schizophrenia patients and a Phase II trial in bipolar mania disorder, we initiated Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as adjunctive therapy for Major Depressive Disorder (MDD).  In August 2010, we reported top-line results from the Phase II trial for the treatment of bipolar depression.  The primary endpoint was the Montgomery Asberg Depression Rating Scale (MADRS) score.  The study was designed to be exploratory.  Although cariprazine did not show statistically significant improvement as compared to placebo, over the course of the trial there was evidence of a clinically relevant symptom improvement in the high-dose arm of the study by comparison to placebo.  In addition, the tolerability results for cariprazine support further investigation in this patient population.  We are currently considering conducting an additional Phase II dose-response trial in bipolar depression patients examining a wider range of doses.  We anticipate reporting top-line results for adjunctive therapy to serotonin reuptake inhibitors in MDD during the first quarter of calendar 2011.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s inhaled long-acting beta-2 agonist that will be developed in combination with an undisclosed corticosteroid as a treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset and duration of action and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in calendar year 2011.

Other research and development projects include our support of mGLuR1/5, a series of novel compounds that target group 1 metabotropic glutamate receptors and radiprodil (RGH-896), a compound that targets the NR2B receptor being developed for the treatment of chronic pain and other CNS conditions.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

Our effective tax rate was 22.9% and 25.0% for the three and six-month periods ended September 30, 2010, as compared to 26.7% and 23.5% for the same periods last year.  The decrease in the current three-month period compared to last year was primarily due to the Company’s activity in the September 2009 period related to the upfront license fee to Nycomed, a settlement agreement with Caraco, the receipt of an upfront license payment from AstraZeneca and various other tax matters.  The increase in the six-month period compared to last year was primarily due to the settlement in principle with the USAO and DOJ and the expiration of the R&D credit as of December 31, 2009.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the Condensed Consolidated Financial Statements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $48,274 at September 30, 2010 and $37,865 at March 31, 2010.  Commercial discounts and other rebate accruals were $195,542 at September 30, 2010 and $194,472 at March 31, 2010.  Accruals for chargebacks, discounts and returns were $61,947 and $69,045 at September 30, 2010 and March 31, 2010, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts:

	September 30, 2010	September 30, 2009

Beginning balance	$301,382	$277,894

Provision for rebates	326,873	272,150
Settlements	(314,205)	(285,827)
	12,668	(13,677)

Provision for returns	6,122	13,430
Change in estimates	(5,600)
Settlements	(5,408)	(12,981)
	(4,886)	449

Provision for chargebacks and discounts	185,049	174,496
Settlements	(188,450)	(171,965)
	(3,401)	2,531

Ending balance	$305,763	$267,197

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is a party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the 2010 10-K) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

We have previously disclosed that our subsidiary Forest Pharmaceuticals, Inc. (FPI) has entered into a civil settlement agreement and plea agreement to resolve the civil and criminal investigations conducted by the United States Attorneys Office for the District of Massachusetts.  Reference is made to our current Report on Form 8-K dated September 15, 2010 for a description of such settlement, which description is hereby incorporated by reference.

On August 11, 2010, we were named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by us throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that we failed to pay our sales representatives overtime pay as purportedly required by the Fair Labor Standards Act and the New York Labor Law.  We believe there is no merit to Plaintiff’s claims and intend to vigorously defend this matter.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On May 18, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500,000,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program) and no shares were repurchased during the current quarter.  As of November 8, 2010, 38.8 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make the repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

Item 6.	Exhibits

	Exhibit 10.1	Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the United States Department of Health and Human Services and Forest Laboratories, Inc.
	Exhibit 10.2	Plea Agreement dated September 15, 2010 among the United States Attorney for the District of Massachusetts, the United States Department of Justice, and Forest Pharmaceuticals, Inc.
Exhibit 10.3
Settlement Agreement and Release dated September 15, 2010 among Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., the United States of America, acting through the United States Department of Justice on behalf of the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the Veterans’ Affairs Administration, the United States Office of Personnel Management, and certain individual relators named therein.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are the following materials, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2010

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Senior Vice President - Finance and
Chief Financial Officer