Form 10-Q
period 2010-12-31
FOREST LABORATORIES INC
filed 2011-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Number of shares outstanding of Registrant's Common Stock as of February 8, 2011: 286,092,010

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

FOREST LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2010	March 31, 2010
Assets

Current assets:
Cash (including cash equivalent investments of $1,543,975 in December and $1,859,321 in March)	$1,549,055	$1,863,484
Marketable securities	2,185,037	1,458,778
Accounts receivable, less allowance for doubtful accounts of $17,288 in December and $17,192 in March	522,512	475,653
Inventories, net	411,388	467,769
Deferred income taxes	246,522	236,545
Other current assets	67,048	76,962
Total current assets	4,981,562	4,579,191

Marketable securities and investments	536,535	742,335

Property, plant and equipment	630,364	602,780
Less: accumulated depreciation	308,494	279,496
	321,870	323,284
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $523,124 in December and $506,392 in March	554,897	466,742
Deferred income taxes	98,523	96,490
Other assets	1,254	524
Total other assets	669,639	578,721

Total assets	$6,509,606	$6,223,531

See the accompanying notes to the condensed consolidated financial statements.

FOREST LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	December 31, 2010	March 31, 2010

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$86,001	$130,205
Accrued expenses	856,214	849,441
Total current liabilities	942,215	979,646

Long-term liabilities:
Income tax liabilities	440,898	353,978

Contingencies (Note 11)

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 424,932 shares in December and 424,090 shares in March	42,493	42,409
Additional paid-in capital	1,605,915	1,565,585
Retained earnings	7,785,914	7,061,619
Accumulated other comprehensive (loss) income	(15,980)	3,695
Treasury stock, at cost (138,862 shares in December and 121,700 shares in March)	(4,291,849)	(3,783,401)
Total stockholders' equity	5,126,493	4,889,907

Total liabilities and stockholders' equity	$6,509,606	$6,223,531

See the accompanying notes to the condensed consolidated financial statements.

FOREST LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$1,063,878	$997,002	$3,121,268	$2,907,958
Contract revenue	46,785	55,755	128,442	154,053
Interest income	7,098	7,302	22,604	28,913
Other income	8,575	4,621	9,124	45,841
	1,126,336	1,064,680	3,281,438	3,136,765

Costs and expenses:
Cost of sales	248,428	247,648	726,372	685,553
Selling, general and administrative	285,662	306,962	1,050,417	943,693
Research and development	200,825	233,609	574,993	643,814
	734,915	788,219	2,351,782	2,273,060

Income before income tax expense	391,421	276,461	929,656	863,705

Income tax expense	70,714	66,229	205,361	203,913

Net income	$320,707	$210,232	$724,295	$659,792

Net income per common share:

Basic	$1.11	$0.69	$2.48	$2.18
Diluted	$1.11	$0.69	$2.48	$2.17

Weighted average number of common shares outstanding:

Basic	287,704	303,348	292,066	303,097
Diluted	287,999	303,845	292,168	303,590

See notes to condensed consolidated financial statements.

See the accompanying notes to the condensed consolidated financial statements.

FOREST LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2010	2009	2010	2009

Net income	$320,707	$210,232	$724,295	$659,792

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(4,372)	(1,996)	(2,711)	9,812
Pension liability adjustment, net of tax		(44)	(1,147)	(11,602)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period, net of tax	(8,040)	829	(15,817)	46,251

Other comprehensive (loss) income	(12,412)	(1,211)	(19,675)	44,461

Comprehensive income	$308,295	$209,021	$704,620	$704,253

See notes to condensed consolidated financial statements.

See the accompanying notes to the condensed consolidated financial statements.

FOREST LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$724,295	$659,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,883	33,844
Amortization	16,732	34,903
Stock-based compensation expense	38,121	34,177
Deferred income tax benefit	(12,010)	(5,059)
Foreign currency transaction loss (gain)	1,879	(180)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(46,859)	(56,581)
Inventories, net	56,381	(72,391)
Other current assets	9,914	24,331
Other assets	(730)	163
Increase (decrease) in:
Accounts payable	(44,204)	14,731
Accrued expenses	(23,289)	87,204
Income tax liabilities	86,920	75,871
Net cash provided by operating activities	839,033	830,805

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,479)	(24,427)
Purchase of marketable securities	(2,440,456)	(1,938,564)
Redemption of marketable securities	1,913,185	1,594,727
Purchase of license agreements, product rights and other intangibles	(74,810)
Net cash used in investing activities	(632,560)	(368,264)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	1,840	16,919
Tax benefit related to stock-based compensation	453	8,600
Treasury stock transactions	(508,447)	(32,422)
Net cash used in financing activities	(506,154)	(6,903)

Effect of exchange rate changes on cash	(14,748)	43,549
(Decrease) increase in cash and cash equivalents	(314,429)	499,187
Cash and cash equivalents, beginning of period	1,863,484	1,338,905
Cash and cash equivalents, end of period	$1,549,055	$1,838,092

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$132,138	$137,412

See the accompanying notes to the condensed consolidated financial statements.

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Operating results for the nine-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  When used in these notes, the terms “Forest” or “Company” mean Forest Laboratories, Inc.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

	December 31, 2010	March 31, 2010
Trade	$463,622	$410,203
Other	58,890	65,450
	$522,512	$475,653

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

	December 31, 2010	March 31, 2010
Raw materials	$78,372	$139,860
Work in process	42,501	35,767
Finished goods	290,515	292,142
	$411,388	$467,769

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

4.   Fair Value Measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

Description	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,336,695	$959,668	$377,027
Municipal bonds and notes	341,893		341,893
Commercial paper	989,321	229,212	760,109
Variable rate demand notes	199,905		199,905
Floating rate notes	412,355	412,355
Auction rate securities	35,189			$35,189
Certificates of deposit	478,297	213,569	264,728
Corporate bonds	404,875		404,875
Government agency bonds	72,965		72,965

Description	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,839,944	$1,390,393	$449,551
Municipal bonds and notes	426,872		426,872
Commercial paper	433,952	141,156	292,796
Variable rate demand notes	157,199		157,199
Floating rate notes	359,293	359,293
Auction rate securities	36,089			$36,089
Certificates of deposit	497,285	418,929	78,356
Corporate bonds	299,207		299,207
Government agency bonds	14,941		14,941

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of December 31, 2010, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs for the nine months ended December 31, 2010:

Balance at March 31, 2010	$36,089
Sales	(900)
Balance at December 31, 2010	$35,189

FOREST LABORATORIES, INC.
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

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

	December 31, 2010
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$199,905
Municipal bonds and notes	284,912	$472
Government agency bonds	35,404	24
Commercial paper	813,217	711	$	(204)
Certificates of deposit	410,164	287
Corporate bonds	222,172	467
Floating rate notes	219,263			(10,128)
Total current securities	2,185,037	1,961		(10,332)

Noncurrent:
Municipal bonds and notes	56,981	168
Government agency bonds	37,562	75		(2)
Certificates of deposit	9,446			(8)
Corporate bonds	182,703			(187)
Auction rate securities	35,189
Floating rate notes	193,091			(9,813)
Total noncurrent securities	514,972	243		(10,010)

Total available-for-sale debt securities	$2,700,009	$2,204		$(20,342)

FOREST LABORATORIES, INC.
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

Proceeds from the sales of available-for-sale debt securities were $1,913,185 and $1,594,727 for the nine months ended December 31, 2010 and 2009, respectively.  Gross realized gains on those sales for the nine months ended December 31, 2010 and 2009 were $5,136 and $11,603, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $18,138 and $9,133 at December 31, 2010 and March 31, 2010, respectively, have been included in Stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. of $21,563 and $28,375 at December 31, 2010 and March 31, 2010, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at December 31, 2010, are as follows:

Estimated fair value
Within one year	$2,185,037
1-5 years	422,878
5-10 years	43,384
After 10 years	48,710
$2,700,009

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

5.  Marketable Securities: (Continued)

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit or capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and Collaboration Agreements:

In June 2010, the Company entered into an agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of small molecule compounds discovered and developed by TransTech.  These glucokinase activator (GKA) compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront payment of $50,000 to TransTech which was recorded to research and development expense.  The Company may also be obligated to pay TransTech up to $1,105,000 in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  The Company will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  TransTech retains the rights in the Middle East and North Africa, while the Company received exclusive rights to the rest of the worldwide market.

In December 2010, the Company entered into two agreements with The Gruenenthal Group (Gruenenthal).  The first agreement was for the co-development and commercialization of GR 6005 and its follow-on compound GR 6006, small molecule analgesic compounds being developed by Gruenenthal for the treatment of moderate to severe chronic pain.  Under the terms of the agreement Forest made an upfront payment to Gruenenthal of $66,125, which was recorded to research and development expense, and may be obligated to pay additional development and commercialization milestones and royalties on net sales.  Pursuant to the agreement the Company will have exclusive rights in the United States and Canada with an option to co-promote in Europe.  Gruenenthal will have an option to co-promote in the United States and Canada.  Pursuant to the second agreement, the Company purchased all rights currently held by Gruenenthal for colistin and all rights previously licensed by the Company to Gruenenthal for Colobreathe.  Nebulized colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and currently being reviewed by the European Medicines Agency.  Under the terms of the agreement, we were obligated to pay Gruenenthal $96,875 which was recorded to license agreements, product rights and other intangibles.

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands except per share data)
(Unaudited)

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic	287,704	303,348	292,066	303,097
Effect of assumed conversion of employee stock options	295	497	102	493
Diluted	287,999	303,845	292,168	303,590

Options to purchase approximately 15,531 shares of common stock at exercise prices ranging from $24.12 to $59.05 per share and options to purchase approximately 17,294 shares of common stock at exercise prices ranging from $22.19 to $63.44 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2010, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2020.  Options to purchase approximately 17,550 shares of common stock at exercise prices ranging from $22.19 to $76.66 per share and options to purchase approximately 17,731 shares of common stock at exercise prices ranging from $20.55 to $76.66 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2009, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2019.

On June 9, 2010, the Company paid $500,000 for the purchase of its common stock under an accelerated stock repurchase (ASR) program entered into with Morgan Stanley & Co. Incorporated (MSCO).  As of December 31, 2010, the Company received 16.9 million shares under the ASR at an average price of $26.91 per share.  Final settlement is scheduled for March and the shares expected to be received will be insignificant.  The exact number of additional shares, if any, to be delivered to the Company under the ASR, will be based on the volume weighted-average price of the Company’s stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated this transaction for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  Based on the hedge period reference price of $26.91, there is approximately $45,500 of the $500,000 related to the agreement, as of December 31, 2010, that is recorded as a reduction to stockholders’ equity pending final settlement of the agreement.

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 28,950 shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2010, 14,046 shares were available for grant.  Compensation expense of $12,829 ($9,609 net of tax) and $38,121 ($29,257 net of tax) was recorded for the three and nine-month periods ended December 31, 2010, respectively.  For the three and nine-month periods ended December 31, 2009, compensation expense of $11,895 ($9,551 net of tax) and $34,177 ($27,743 net of tax) respectively, was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC Topic 718-10 “Compensation–Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Central nervous system	$934,571	$885,778	$2,737,635	$2,580,758
Cardiovascular	77,142	57,553	231,752	151,350
Other	52,165	53,671	151,881	175,850
	$1,063,878	$997,002	$3,121,268	$2,907,958

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of December 31, 2010, the Company had accrued an additional $12,658 in interest for a total of $54,228 related to the resolution of various income tax matters.

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

10.   Income Taxes: (Continued)
The Company’s effective tax rate was 18.1% and 22.1% for the three and nine-month periods ended December 31, 2010, as compared to 24.0% and 23.6% for the same periods last year.  The decrease as compared to last year was primarily due to the reenactment of the U.S. Federal research and experimentation tax credit with retroactive effect to January 1, 2010, as well as, various other tax matters which were partially offset by the impact of the finalized agreement described below with the United States Attorney's Office (USAO) and Department of Justice (DOJ).  Effective tax rates may be affected by ongoing tax audits.

11.   Legal Proceedings:

As previously disclosed, the USAO was investigating various potential violations of civil and criminal laws in connection with the Company’s marketing of Celexa®, Lexapro® and other products, as well as in connection with the Company’s manufacturing and marketing of Levothroid®.  In September 2010, the Company finalized an agreement with the USAO and the DOJ to resolve all aspects of the investigations, including certain criminal law violations related to Celexa, Lexapro and Levothroid.  The agreement supplemented the previously disclosed agreement in principle, reached with the USAO and the Civil Division of the DOJ in May 2009, to settle civil claims arising from these investigations, including (a) claims on behalf of the U.S. government asserted in the two qui tam lawsuits previously disclosed and (b) related claims by states working with the USAO and the DOJ.  In respect of the foregoing matters, the Company has provided a total reserve of $313,000 plus accrued interest in connection with the proposed resolution of these matters.  In September the Company paid $92,575 including interest, for the Federal portion.  In December 2010, the Company paid $62,923 including interest, in respect of the state portion, which amount was previously held as restricted cash and segregated into an interest bearing account prior to the payment.  At December 31, 2010, the balance in the reserve was approximately $162,000.

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

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)
(Unaudited)

11.   Legal Proceedings: (Continued)
The Company currently is defending approximately sixty-three product liability lawsuits alleging that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  The Company has reached an agreement in principle to settle thirty-six of these product liability lawsuits.  All settlement contingencies were removed in twenty-one of those cases and have been dismissed.  The Company continues to work to remove contingencies and finalize the agreements in principle it has reached in the other fifteen cases.  The settlements in those fifteen cases remain subject to several conditions, including the completion of all required documentation and, where necessary, court approval.  Until the remaining proposed settlements are finalized, there is no guarantee that those cases will be resolved by the agreement in principle.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon the Company’s results of operations or financial condition.  If the contingencies in all fifteen cases in which the Company has reached an agreement in principle are removed and those fifteen cases are dismissed, thirteen cases alleging that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event, will remain for the Company to defend.

The Company also remains a defendant in more than thirty product liability lawsuits alleging that Celexa or Lexapro caused or contributed to birth defects.  The suits seek substantial compensatory and punitive damages.  While litigation is inherently subject to uncertainty and, accordingly, we cannot predict or determine the outcome of the lawsuits, we believe the claims lack merit.

On August 11, 2010, the Company was named as a defendant, in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act and the New York Labor Law.  The Company believes there is no merit to Plaintiff’s claims and intends to vigorously defend this matter.

On January 10, 2011, Apotex Inc. filed a two-count declaratory judgment action against Forest and Lundbeck in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 (the ‘941 Patent) and 7,420,069 (the ‘069 Patent), which are listed in the FDA’s Orange Book for Lexapro.  The '941 Patent relates to escitalopram oxalate crystals of particular sizes and to methods for manufacturing escitalopram oxalate crystals, and the '069 Patent relates to tablets prepared from crystalline escitalopram oxalate particles of particular sizes.  This case does not challenge or impact the Company’s exclusive rights to escitalopram under U.S. Patent No. RE34,712, which expires in March 2012.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Total net revenues increased to $1,126,336 and $3,281,438 for the quarter and nine months ended December 31, 2010, as compared to $1,064,680 and $3,136,765 for the same periods last year primarily due to strong sales of our key marketed products: Lexapro®, Namenda®, Bystolic® and Savella® (launched in April 2009).  Net income increased 52.5% for the quarter and 9.8% for the nine months ended December 31, 2010 as compared to the same periods last year.  The increase in earnings was driven by slightly higher sales, reduced selling, general and administrative spending, excluding the settlement with the United States Department of Justice, reduced research and development (R&D) spending, favorable earnings mix in lower tax jurisdictions and the re-instatement of the research and experimentation tax credit.

On October 29, 2010, we received marketing approval from the United States Food and Drug Administration (FDA), for Teflaro™ (ceftaroline) for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria, and common Gram-negative bacteria.  The rights to Teflaro are licensed from Takeda Pharmaceutical Company Limited (Takeda) and pursuant to that licensing agreement, the current quarter included a milestone payment of $8,000 to Takeda based upon FDA approval.  Teflaro became available to trade channels in January 2011.

In November 2010, we entered into a collaboration and distribution agreement with Janssen Inc. (Janssen), to commercialize Bystolic and Savella in Canada.  Under the terms of the agreement, we received upfront payments of approximately $4,000 from Janssen which were recorded to other income. Janssen will also be obligated to pay us milestones and sales-related royalties on the Canadian sales of Bystolic and Savella.  Janssen will assume responsibility for the Canadian regulatory approval of both products.

In December 2010, we entered into two agreements with The Gruenenthal Group (Gruenenthal).  The first agreement was for the co-development and commercialization of GR 6005 and its follow-on compound GR 6006, small molecule analgesic compounds being developed by Gruenenthal for the treatment of moderate to severe chronic pain.  Under the terms of the agreement we made an upfront payment to Gruenenthal of $66,125, and may be obligated to pay additional development and commercialization milestones and royalties on net sales.  Pursuant to the agreement we will have exclusive rights in the United States and Canada with an option to co-promote in Europe.  Gruenenthal will have an option to co-promote in the United States and Canada.

Pursuant to the second agreement with Gruenenthal, entered into in late December 2010, we acquired all rights currently held by Gruenenthal for colistin and all rights previously licensed by us to Gruenenthal for Colobreathe.  Colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and currently being reviewed by the European Medicines Agency.  Under the terms of the agreement, we are obligated to pay Gruenenthal $96,875, of which $66,810 was paid in December 2010, with the balance to be paid in fiscal 2012.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $439,802 from March 31, 2010.  Cash and cash equivalents decreased $314,429 primarily due to the purchase in the June quarter of $500,000 of our common stock under an ASR program; net purchases of marketable securities of $520,459; the payments of $93,983 in the September quarter and $62,923 in the current quarter related to the USAO and DOJ settlement, total payments of $132,935 in the current quarter to Gruenenthal relating to the agreements, and $8,000 paid to Takeda upon FDA approval of Teflaro, offset by cash generated by normal operating activities. Of our total cash and cash equivalents and marketable securities position at December 31, 2010, 32%, or approximately $1,357,000, was domiciled domestically with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses increased by $8,865 to $20,342 on investments of $2,700,009 as compared with $11,477 in unrealized losses on investments of $2,172,738 at March 31, 2010.  We believe these unrealized losses to be temporary in nature.  Trade accounts receivable increased due to higher sales of our principal branded products.  Raw materials inventory decreased as we continue to maintain Lexapro inventory at levels necessary to support sales as it approaches its March 2012 patent expiration.  We believe that current inventory levels are adequate to support continued demand for our key marketed products including Namenda, Bystolic and Savella.  License agreements, product rights and other intangibles before accumulated amortization increased during the current quarter by $104,875 primarily due to the license agreement with Gruenenthal for the rights to colistin.  Accounts payable decreased primarily due to the timing of API purchases.

Property, plant and equipment before accumulated depreciation increased from March 31, 2010 as we continued to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization was effective immediately and has no set expiration date.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co., Inc. (MSCO) to repurchase $500,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June quarter and no shares were repurchased during the current quarter, leaving us the authority to repurchase an additional 38.8 million shares under the 2010 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2010 increased 6.7% and 7.3% respectively, from the same periods last year to $1,063,878 and $3,121,268, primarily due to continued growth of Namenda, Bystolic and Savella.

Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of Major Depressive Disorder in adults and adolescents and generalized anxiety disorder in adults, recorded sales of $586,541 and $1,721,094 for the quarter and nine months, respectively, essentially unchanged as compared with the same periods last year.  The stability in Lexapro sales was primarily the result of market growth and price increases offset by a modest decline in market share.  Lexapro’s patent is set to expire in March 2012.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased 13.2% and 14.8% for the current quarter and nine months, respectively, to $319,817 and $937,728.  This represents increases of $37,278 and $120,671 as compared with the same periods last year, of which $15,812 and $52,833 was due to volume and $21,466 and $67,838 was due to price.  Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension, achieved sales of $68,081 and $191,261 for the three and nine month periods, respectively, as compared to $47,452 and $125,783 for the same periods last year.  Bystolic’s entire net sales change was due to increased volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $24,581 and $66,510 for the quarter and nine months ended December 31, 2010 respectively, as compared with $15,439 and $35,278 for the same periods last year.  Savella’s net sales change was primarily due to increased volume.

Contract revenue for the three and nine months ended December 31, 2010 was $46,785 and $128,442, respectively, compared to $55,755 and $154,053 in the same periods last year.  The decreases of $8,970 and $25,611 year over year were primarily due to lower co-promotion income from our co-marketing agreement with Daiichi Sankyo (Sankyo) for Benicar®.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, Forest’s active co-promotion of Benicar ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income increased to $8,575 for the current quarter as compared to $4,621 for the same period last year.  For the nine months ended December 31, 2010, other income decreased by $36,717 as compared to last year’s nine months primarily due to the receipt, in the September 2009 quarter, of a $40,000 upfront license payment from AstraZeneca for the rights to ceftaroline (Teflaro) outside of North America and Japan.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Cost of sales as a percentage of net sales was 23.4% and 23.3% for the three and nine-month periods ended December 31, 2010, as compared with 24.8% and 23.6% in the same periods last year.  Excluding a $14,000 one-time restructuring charge incurred during the December 31, 2009 quarter, in connection with the closing of the Long Island packaging facility, cost of sales as a percentage of net sales was 23.4% and 23.1% for the three and nine-month periods ended December 31, 2009.

Selling, general and administrative expense (SG&A) decreased to $285,662 for the current quarter as compared to $306,962 for the same period last year primarily due to a reduction in Savella spending levels resulting from non-recurring launch expenses.  SG&A increased $106,724 for the nine-month period ended December 31, 2010 as compared to the same period last year primarily due to the charge of $148,410 in the June 2010 quarter in connection with the settlement to resolve all aspects of the investigations led by the DOJ and the USAO.  Excluding this charge, SG&A decreased 4.4% for the nine-month period as compared to the same period last year.  The current level of spending reflects the resources and activities required to support our currently marketed products, particularly Bystolic and Savella as well as spending in preparation for the launch of Teflaro.

Research and development expense (R&D) decreased to $200,825 and $574,993 in the current three and nine-month periods respectively, as compared to $233,609 and $643,814 in the same periods last year. The current quarter included an upfront license fee of $66,125 to Gruenenthal for GRT 6005 and GRT 6006 and the December 2009 quarter included a $75,000 upfront licensing payment to Almirall, S.A. (Almirall) for LAS100977.  Excluding such payments, R&D spending decreased 15.1% in the current quarter versus the same quarter last year.  The current quarter also included product development milestone payments of $4,169 compared to $23,684 in the prior year’s quarter.  The current nine-month period included a $50,000 licensing payment to TransTech Pharma, Inc. (TransTech) in the June 2010 quarter for a selective glucokinase activator, being developed for the treatment of type II diabetes.  The prior year’s nine-month period included an upfront license fee of $100,000 to Nycomed GmbH (Nycomed) for roflumilast in the September 2009 quarter.  Excluding the upfront payments, R&D spending was essentially unchanged in the current nine-month period as compared to the same period last year.  The current nine months included $27,219 in development milestone expenses as compared to $57,932 in the same period last year.  The current level of spending is necessary to advance our current pipeline of development products.

Research and development activities also reflect the following:

•
In August 2009, we entered into a license agreement with Nycomed to develop and commercialize roflumilast in the United States.  Roflumilast is an orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of chronic obstructive pulmonary disease (COPD).  A New Drug Application (NDA) for roflumilast was filed with the FDA in July 2009.  On May 17, 2010, the FDA issued a complete response letter (CRL) regarding the NDA.  The FDA requested certain additional information and analyses, however no additional patient trials were requested for the continued review of the NDA.  In September 2010, we filed a response to the FDA addressing the topics raised in the CRL.  The FDA has acknowledged the receipt of the resubmission and considers it a complete, class 2 response to their CRL.  We anticipate an action date from the FDA in the first quarter of calendar 2011.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
On October 29, 2010, we received marketing approval from the FDA for Teflaro (ceftaroline) for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable bactericidal cephalosporin antibiotic with activity against Gram-positive and common Gram-negative bacteria.  The FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  Teflaro became available to trade channels in January 2011.

•
In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, NXL104, in combination with our ceftaroline compound.  NXL104 is designed to be combined with select antibiotics to enhance their spectrum of activity.  In December 2009, we entered into an agreement with AstraZeneca A.B., which was executed contemporaneously with their acquisition of Novexel, which amended our prior agreement with Novexel.  This amended agreement provided us additional rights to all other products containing NXL104 including a combination with the antibiotic ceftazidime.  We expect to report top-line results from two Phase II trials for ceftazidime-104 in patients with complicated intra-abdominal infections and complicated urinary tract infections in the first half of calendar 2011.

•
In April 2006, we entered into an agreement with Almirall for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011 we reported positive top-line results from a Phase III study (ATTAIN - Aclidinium To Treat Airway obstruction in COPD patients).  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from these studies will serve as the core for the monotherapy US NDA and EU filings anticipated in mid-2011.  In January 2011 we also reported positive results from two Phase IIb dose-ranging studies comparing fixed-dose combinations of aclidinium and the beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID in patients with stable moderate to severe COPD.  Following regulatory consultations, Phase III studies with the fixed-dose combination will commence in the second half of 2011.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretions leading to increased bowel movement frequency, as well as reducing abdominal pain. In November 2009, we reported positive top-line data for the two Phase III trials in CC.  In September 2010 and October 2010, we reported positive top-line results from two Phase III trials in IBS-C.  Data from the studies in both indications showed meaningful and statistically significant symptom improvement compared to placebo.  We anticipate filing an NDA for both indications in the third quarter of calendar 2011.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada for the treatment of depression.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In January 2011, we reported preliminary top-line results from a Phase III study of levomilnacipran for the treatment of major depressive disorder (MDD).  The primary endpoint was the Montgomery-Asberg Depression Rating Scale-Clinician Rated.  Although the overall difference observed between the drug-treated and placebo-treated patients was not statistically significant, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial and was well tolerated.  This Phase III study is part of an ongoing development program for levomilnacipran. Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway.  Results from these studies are expected to be available in the second half of calendar 2011.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an orally active D3/D2 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  Based on the positive results from a Phase II(b) dose-ranging study in schizophrenia patients and a Phase II trial in bipolar mania disorder, we initiated Phase III trials for both indications.  In addition, we have commenced Phase II proof of concept studies in patients with Bipolar Depression Disorder and as adjunctive therapy for MDD.  In August 2010, we reported top-line results from the Phase II trial for the treatment of bipolar depression.  The primary endpoint was the Montgomery Asberg Depression Rating Scale score.  The study was designed to be exploratory.  Although cariprazine did not show statistically significant improvement as compared to placebo, over the course of the trial there was evidence of a clinically relevant symptom improvement in the high-dose arm of the study by comparison to placebo.  In addition, the tolerability results for cariprazine support further investigation in this patient population.  We are currently considering conducting an additional Phase II dose-response trial in bipolar depression patients examining a wider range of doses.  We anticipate reporting top-line results for adjunctive therapy to serotonin reuptake inhibitors in MDD during the first quarter of calendar 2011.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s proprietary inhaled long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid as a treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset and duration of action and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in the first half of calendar year 2011.

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

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Our effective tax rate was 18.1% and 22.1% for the three and nine-month periods ended December 31, 2010, as compared to 24.0% and 23.6% for the same periods last year.  The decrease as compared to last year was primarily due to the reenactment of the U.S. Federal research and experimentation tax credit with retroactive effect to January 1, 2010, as well as, various other tax matters which were partially offset by the impact of the finalized agreement with the USAO and DOJ.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the Condensed Consolidated Financial Statements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $54,919 at December 31, 2010 and $37,865 at March 31, 2010.  Commercial discounts and other rebate accruals were $200,313 at December 31, 2010 and $194,472 at March 31, 2010.  Accruals for chargebacks, discounts and returns were $60,093 and $69,045 at December 31, 2010 and March 31, 2010, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

FOREST LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

The following table summarizes the activity for the nine-month period in the accounts related to accrued rebates, sales returns and discounts:

	December 31, 2010	December 31, 2009

Beginning balance	$301,382	$277,894

Provision for rebates	510,754	418,337
Settlements	(487,191)	(409,890)
	23,563	8,447

Provision for returns	7,570	17,964
Change in estimates	(5,600)
Settlements	(8,908)	(16,825)
	(6,938)	1,139

Provision for chargebacks and discounts	276,913	263,012
Settlements	(279,595)	(259,322)
	(2,682)	3,690

Ending balance	$315,325	$291,170

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is a party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010.

On January 10, 2011, Apotex Inc. filed a two-count declaratory judgment action against Forest and Lundbeck in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 (the ‘941 Patent) and 7,420,069 (the ‘069 Patent), which are listed in the FDA’s Orange Book for Lexapro.  The '941 Patent relates to escitalopram oxalate crystals of particular sizes and to methods for manufacturing escitalopram oxalate crystals, and the '069 Patent relates to tablets prepared from crystalline escitalopram oxalate particles of particular sizes.  This case does not impact the Company’s exclusive rights to escitalopram under U.S. Patent No. RE34,712, which expires in March 2012.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On May 18, 2010, the Board authorized a new 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500,000,000 of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program) and no shares were repurchased during the current quarter.  As of February 8, 2011, 38.8 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make the repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

Item 6.	Exhibits

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB 101.DEF	XBRL Taxonomy Label Linkbase Document** XBRL Taxonomy Definition Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 are the following materials, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 9, 2011

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chief Executive Officer

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive Vice President - Finance and Administration and
Chief Financial Officer