Form 10-K
period 2011-03-31
FOREST LABORATORIES INC
filed 2011-05-27
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X     No         

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 was $8,916,016,005.

Number of shares outstanding of the registrant's Common Stock as of May 25, 2011: 286,162,661.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2011 have been incorporated by reference into Parts II and IV of this Form 10-K.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
STATEMENTS OF STOCKHOLDERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

ITEM 1.  BUSINESS

General

Forest Laboratories, Inc. and its subsidiaries (“the Company” or “Forest”) develop, manufacture and sell branded forms of ethical drug products most of which require a physician's prescription.  Our most important United States products are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians of those branded ethical drugs which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with licensing partners.

Our products include those developed by us and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

We are a Delaware corporation organized in 1956, our principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number 212-421-7850) and our corporate website address is http://www.frx.com.  We make all electronic filings with the Securities and Exchange Commission (SEC), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports available on our corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting U.S. Food and Drug Administration (FDA) approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, challenges to our intellectual property, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products and the uncertainty and timing of the development and launch of new pharmaceutical products.  This report contains forward-looking statements that are based on Management’s current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and past results.  No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  Forest undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.  We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Developments

The following is a summary of selected key developments during the fiscal year ended March 31, 2011, that affected or will affect our business, including developments regarding our marketed products and products in various stages of development.

Clinical Data, Inc.: In February 2011, we entered into a definitive merger agreement with Clinical Data, Inc. (Clinical Data), pursuant to which we acquired Clinical Data, a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $1.3 billion net of cash received for all outstanding shares of Clinical Data common stock, warrants and convertible notes that were exercisable for, or convertible into shares of Clinical Data common stock, including the fair value of the contingent consideration of up to $6.00 per share if certain milestones related to Viibryd™ (vilazodone HCl) are achieved.  This transaction, which closed on April 13, 2011, will allow us to leverage our existing presence in the antidepressant category through the launch of Viibryd for the treatment of adults with major depressive disorder (MDD).  Viibryd is a selective serotonin reuptake inhibitor and a 5-HT1A receptor partial agonist developed by Clinical Data and approved by the FDA on January 21, 2011.  The efficacy of Viibryd was established in two 8-week, multi-center, randomized, double-blind, placebo-controlled studies in adult (18-80 years of age) outpatients who met the Diagnostic and Statistical Manual of Mental Disorders (DSM-IV-TR) criteria for MDD.  We plan to launch Viibryd in the U.S. during the second half of 2011.  Viibryd is expected to retain market exclusivity until March 2019 including full patent term extension of its U.S. composition of matter patent and anticipated pediatric exclusivity.  Other patents may further extend this period.  In addition, the transaction brings us Clinical Data’s development pipeline including Stedivaze™ (apadenoson), a potent agonist of the adenosine A2A receptor subtype with improved selectivity for this receptor over other subtypes (A1 and A2B).  Stedivaze is a coronary vasodilator in Phase III development as a pharmacologic stress agent for radionuclide myocardial perfusion imaging (MPI).

Daliresp™:  In February 2011, we received approval from the FDA for the marketing of Daliresp (roflumilast).  Daliresp is a novel first in-class, once-daily, orally administered, selective phosphodiesterase 4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations.

While the specific mechanism by which Daliresp exerts its therapeutic action in COPD patients is not well defined, it is thought to be related to the effects of increased intracellular cyclic adenosine monophosphate (AMP) in lung cells.  Daliresp is the first oral treatment for COPD patients to reduce the risk of exacerbations.  Current treatment for COPD patients includes the use of bronchodilators alone and in combination with inhaled corticosteroids.  We plan to launch Daliresp in the U.S. in the second half of calendar 2011.

Pursuant to our agreement with Nycomed, upon FDA approval, we paid Nycomed approximately $182 million.  We are also obligated to make payments to Nycomed for milestones and royalties on Daliresp sales.  Daliresp is covered by a U.S. composition of matter patent that expires in 2015 and is eligible for patent term extension which should provide an additional five years of exclusivity beyond the life of the patent.  In addition, as a new chemical entity not previously approved by the FDA, Daliresp will qualify for five years of marketing exclusivity under the Drug Price Competition and Patent Restoration Act of 1984, commonly known as the Hatch-Waxman Act.

Teflaro®:  In October 2010, we received marketing approval from the FDA for Teflaro (ceftaroline) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria and common Gram-negative bacteria.  Teflaro is a member of the cephalosporin class of antibiotics, the most frequently prescribed class of antibiotics in the world.  FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  Teflaro became available to trade channels in January 2011.

The worldwide rights (excluding Japan) to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company (Takeda).  Pursuant to the agreement, upon FDA approval, we made a milestone payment of $8 million to Takeda.  In addition to five years of Hatch-Waxman exclusivity, Teflaro is covered by a U.S. composition of matter patent that expires in 2018, subject to possible patent term extension.  Teflaro is also covered by two U.S. patents that relate to the ceftaroline formulation that expire in 2021 and that may provide additional exclusivity.

In August 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which AstraZeneca will co-develop and commercialize Teflaro worldwide, excluding the United States, Canada and Japan.  Under the terms of the agreement AstraZeneca is obligated to pay us milestones and royalties based on sales of Teflaro.

Lexapro®:  Lexapro (escitalopram oxalate), our single isomer version of citalopram HBr, for the treatment of MDD in adults and adolescents and generalized anxiety disorder (GAD) in adults, achieved sales of $2.3 billion in fiscal 2011.  According to data published by IMS, an independent prescription audit firm, as of April 30, 2011, Lexapro’s market share was 12.9% of total prescriptions for antidepressants in the selective serotonin reuptake inhibitor/selective serotonin and norepinephrine reuptake inhibitor (SSRI/SNRI) category.

Lexapro was developed by Forest and H. Lundbeck A/S (Lundbeck), a Danish pharmaceutical firm which licensed to us the exclusive United States marketing rights to this compound, as well as Celexa®.  Lexapro is covered by a U.S. composition of matter patent which expires in March 2012.

Namenda®:  Namenda (memantine HCl), our moderate-affinity, uncompetitive N-methyl-D-Aspartate (NMDA) receptor agonist for the treatment of moderate and severe Alzheimer’s disease achieved sales of $1.3 billion during our 2011 fiscal year and, according to data published by IMS, as of April 30, 2011, Namenda achieved a 35.8% share of total prescriptions in the Alzheimer’s market.

In June 2010, Namenda XR™ was approved by the FDA for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR is a 28mg once-daily extended-release formulation of Namenda.  We will launch the product at the appropriate time to assure the continued success of this growing franchise.

We obtained the exclusive rights to develop and market memantine in the United States by license agreement with Merz Pharma GmbH & Co. KgaA (Merz) of Germany, the originator of the product.  Namenda and Namenda XR are covered by a U.S. method of use patent which is due to expire in April 2015.

Bystolic®:  Bystolic, our beta-1 selective beta-blocker with vasodilating properties, achieved sales of $264 million in fiscal 2011 and according to data published by IMS, as of April 30, 2011, Bystolic’s market share was 3.4% of total prescriptions in the beta-blocker category.  Like other beta-blockers, Bystolic decreases heart rate and myocardial contractility and suppresses rennin activity.  Bystolic has received five years of marketing exclusivity under the Hatch-Waxman Act and is also covered by a U.S. pharmaceutical composition of matter patent set to expire in 2020.  We have filed for patent term extension until 2021.

We licensed exclusive United States and Canadian rights to Bystolic from Mylan Inc. (Mylan).  In February 2008, we amended our license agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the United States and Canada and to reduce future payment obligations to Mylan.  Pursuant to the amendment, we made a one-time cash payment of $370 million to Mylan and remained obligated to pay Mylan its original contractual royalties for a period of three years, through calendar 2010, after which our royalty rate was substantially reduced.

Savella®:  Savella (milnacipran HCl) our SNRI for the management of fibromyalgia achieved sales of $90 million in fiscal 2011 and according to data published by IMS, as of April 30, 2011, Savella’s market share was 6.2% of total prescriptions in the fibromyalgia category.  Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function.

We licensed the United States and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (Cypress).  Pursuant to our collaboration agreement with Cypress, we are obligated to pay them royalties based on net sales of Savella.  Our license agreement includes two patents covering the use of Savella for the management of fibromyalgia.  These patents expire in 2021 and Cypress filed for a patent term extension until 2023.  In addition, Savella qualifies for five years of Hatch-Waxman exclusivity.

Canada:  In November 2010, we entered into a collaboration and distribution agreement with Janssen Pharmaceutica, NV (Janssen) for the commercialization of Bystolic and Savella in Canada where we will also have the opportunity to co-promote these products three years after Janssen's commercial launch.  In addition, Janssen will assume responsibility for the Canadian regulatory approval and commercialization of Bystolic and Savella in Canada.  Over the next few years, we plan to establish a wholly-owned Canadian affiliate that will exercise the co-promotion rights for Bystolic and Savella and that will also take responsibility for the future regulatory filings and commercialization of our pipeline products in Canada.

Colistin and Colobreathe:  In December 2010, we entered into an agreement with Grünenthal GmbH (Grünenthal) pursuant to which we acquired certain businesses and rights previously held by Grünenthal for colistin and all rights previously licensed by us to Grünenthal for Colobreathe.  Nebulized colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland as Colomycin®.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and currently being reviewed by the European Medicines Agency.

Colistin belongs to a class of antibiotics called polymyxins.  It can be used to treat chest infections in people with cystic fibrosis when they are caused by bacterium Pseudomonas aeruginosa.  Colistin is usually administered to these patients by inhalation.

Under the terms of the agreement, we are obligated to pay Grünenthal approximately $100 million, of which approximately $70 million was paid in December 2010, with the balance to be paid in fiscal 2012.

Linaclotide:  In September 2007, we entered into a 50/50 partnership in the United States with Ironwood Pharmaceuticals, Inc. (Ironwood) to co-develop and co-market Ironwood’s first-in-class compound linaclotide.  Linaclotide is currently being investigated for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).

Under the terms of the agreement, we and Ironwood will jointly and equally fund development and commercialization of linaclotide in the United States, sharing profits and losses equally.  Additionally, we will have exclusive rights in Canada and Mexico and will pay Ironwood a royalty on net sales in these countries.

Linaclotide is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CC.  Data collected from the studies described below indicate that linaclotide increases fluid secretions leading to increased bowel movement frequency and reduces abdominal pain.  Linaclotide is administered orally but acts locally in the intestine with no measurable systemic exposure at therapeutic doses and is intended for once-daily administration.

In November 2009, we reported positive top-line data from two Phase III trials in CC and in October 2010, we reported positive top-line results from the second of two Phase III trials in IBS-C.  Data from these studies in both indications showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  We anticipate filing a New Drug Application (NDA) for both indications in the third quarter of calendar 2011.  Upon NDA acceptance by the FDA, we will be required to make a $20 million milestone payment to Ironwood.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, linaclotide is covered by a U.S. composition of matter patent that expires in 2025, with potential for patent term extension.

Aclidinium:  In April 2006, we entered into a collaboration and license agreement with  Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain, for the development and exclusive United States marketing rights to aclidinium (aclidinium bromide).  Aclidinium is Almirall’s novel long-acting muscarinic antagonist being developed as an inhaled therapy for the treatment of COPD.  Aclidinium is designed to have specific bronchodilation action in the lungs and is rapidly metabolized with limited systemic exposure.  The product is being developed in a Multi-Dose Dry Powder Inhaler (MDPI) which we believe can offer patients an easy to use administration device.

In October 2010, we reported results from the ACCORD COPD II study.  While the results from this study showed statistically significant improvement from baseline in the 200ug and the 400ug BID (twice-daily) groups, the magnitude of effect compared to placebo for the 400ug therapeutic dose was less than observed in other studies.  In January 2011, we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the BID administration of aclidinium.  The results from this study showed that aclidinium achieved statistically significant improvement from baseline and confirmed the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from the ACCORD COPD I and the ATTAIN study will serve as the core for the monotherapy U.S. NDA filing anticipated in mid-2011.

Under the terms of the agreement, we may be obligated to pay Almirall future milestone payments.  In addition, Almirall will receive royalty payments based on aclidinium sales.  We and Almirall will jointly oversee the development and regulatory approval of aclidinium and share all expenses for current and future development programs.  Almirall has granted us certain rights of first negotiation for other Almirall respiratory products that could involve combinations with aclidinium.  Pursuant to such rights, we commenced the development of a fixed-dose combination of aclidinium and the beta-agonist formoterol.  In January 2011, we also reported positive top-line results from two Phase II(b) dose-ranging studies comparing different fixed-dose combinations of aclidinium and formoterol to aclidinium alone, formoterol alone and placebo administered BID in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Following regulatory consultations, we will commence Phase III testing with the fixed-dose combination in the second half of calendar 2011.

We will be responsible for sales and marketing of aclidinium in the United States and Almirall has retained an option to co-promote the product in the United States in the future, while retaining commercialization rights for the rest of the world.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, aclidinium is protected by an issued U.S. composition of matter patent expiring in 2020, subject to possible patent term extension.

Cariprazine:  In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Ltd. (Richter), based in Budapest, Hungary, for the development of and exclusive United States rights to Richter's cariprazine and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  Cariprazine is an oral D2/D3 partial agonist.

In August 2010 we reported top-line results from a Phase II trial for the treatment of bipolar depression and in February 2011 we reported top-line results from an 8-week Phase II proof of concept study of cariprazine as adjunctive therapy for MDD in patients not responsive to SRI antidepressants.  The primary endpoint in both studies was the Montgomery-Asberg Depression Rating Scale (MADRS) score.  These studies were designed to be exploratory.  Although the overall difference observed between the drug-treated and placebo treated groups was not statistically significant, over the course of the trials there was evidence of a treatment effect in the high-dose arm of the study compared to placebo.  In addition, the tolerability results for cariprazine support further investigation in these patient populations.  Cariprazine is also undergoing Phase III trials for schizophrenia and acute bipolar mania and we expect to report top-line results from both programs during the second half of calendar 2011 and the first quarter of calendar 2012.  If successful, we expect to file an NDA for cariprazine with the FDA in calendar 2012.

Under the terms of the agreement with Richter, we will be obligated to pay future milestone payments if development and commercialization are successfully completed.  We may also be obligated to pay Richter a royalty based on net sales.  Our license grants us exclusive development and commercialization rights in the United States and Canada.  We will collaborate with Richter in product development and will jointly fund such development activities.

In addition to five years of Hatch-Waxman exclusivity which would be granted upon approval, Richter owns a U.S. composition of matter patent covering the cariprazine compound that will expire in 2027, subject to patent term extension.

F2695:  In December 2008, we entered into a collaboration agreement with Pierre Fabre Médicament (Pierre Fabre) for the development and commercialization of F2695 (levomilnacipran) in the United States and Canada.  F2695 is a once-daily, selective norepinephrine and serotonin reuptake inhibitor, two neurotransmitters known to play an essential role in regulating mood, and is being developed for the treatment of depression.

In January 2011, we reported preliminary top-line results from a Phase III study of levomilnacipran for the treatment of MDD.  The primary endpoint was the Montgomery-Asberg Depression Rating Scale-Clinician Rated.  Although the overall difference observed between the drug-treated and placebo-treated patients was not statistically significant, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial and was well tolerated.  These top-line results differ from the results of a previous Phase II study which demonstrated statistically significant improvement compared to placebo (p<0.0001) on the primary endpoint, change from baseline in total score on the MADRS.  This Phase III study is part of an ongoing development program for levomilnacipran.  Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway and results are expected to be available in the second half of calendar 2011.  If successful we plan on filing an NDA with the FDA in calendar 2012.

Under the terms of our agreement, we will be obligated to pay Pierre Fabre future milestone payments upon successful development of F2695.  We have assumed responsibility for the clinical development and commercialization of F2695 in the United States and Canada, while Pierre Fabre will fund all pre-clinical development and drug substance manufacturing activities.

F2695 is an isomer of milnacipran and is protected by a U.S. method of use patent that extends through June 2023, subject to patent term extension.  We also anticipate that under the Food and Drug Administration Amendments Acts of 2007 (the FDAAA), F2695 will qualify for five years of Hatch-Waxman exclusivity upon approval.

Avibactam:  In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization), in combination with our ceftaroline compound.  Avibactam is designed to be co-administered with select antibiotics to enhance their spectrum of activity.  Under the terms of the agreement, we received the exclusive rights to administer avibactam with ceftaroline as a combination product in North America.  We also received a first negotiation right in North America to an additional avibactam combination with ceftazidime (ceftazidime/avibactam).  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.

In December 2009, we entered into an agreement with AstraZeneca, which was executed contemporaneously with their acquisition of Novexel, to acquire additional rights to avibactam.  The agreement amended our prior agreement with Novexel discussed above.  Pursuant to the amended agreement, we acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  AstraZeneca will pay us royalties on their international sales of the ceftaroline/avibactam combination.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam, including the ceftazidime/avibactam combination which is currently being studied in Phase II clinical trials conducted by Novexel.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections and complicated urinary tract infections was presented at the European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) conference in May 2011.

Under the terms of the agreement, we may be obligated to pay half of certain future development milestones in connection with AstraZeneca’s acquisition of Novexel.  The transaction eliminated all future milestone payments and royalty payments which we would have owed Novexel under the January 2008 agreement.

Avibactam inhibits several classes of bacterial enzymes called beta-lactamases that break down and inactivate beta-lactam antibiotics (in particular penicillins and cephalosporins) making the pathogens producing these enzymes resistant to these antibiotics.  Beta-lactamase inhibition represents a mechanism for counteracting this resistance and enhancing the broad-spectrum activity of beta-lactam antibiotics.  A U.S. composition of matter patent which claims avibactam would provide protection for the ceftaroline/avibactam combination product until 2022, subject to possible patent term extension.

GRT 6005: In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds being developed by Grünenthal for the treatment of moderate to severe chronic pain.

GRT 6005 and GRT 6006 are novel first in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.  The compounds are covered by a U.S. composition of matter patent that will expire in November 2023 and may qualify for patent term extension.

Under the terms of the agreement, we made an upfront payment to Grünenthal of $66.1 million, and may be obligated to pay additional development and commercialization milestones and royalties on net sales.  Pursuant to the agreement we will have exclusive rights in the United States and Canada with an option to co-promote in Europe.  Grünenthal will have an option to co-promote in the United States and Canada.

TTP399:  In June 2010, we entered into a license agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of TTP399, a functionally liver selective glucokinase activator (GKA) discovered and developed by TransTech for the treatment of Type II diabetes.  Early Phase I testing suggests that pharmacological enhancement of glucokinase activity may lower blood glucose in diabetic patients.  We expect to initiate a Phase II clinical program during calendar 2011.

Under the terms of the agreement, we made an upfront payment of $50 million to TransTech and will also be obligated to pay TransTech additional milestone payments upon the successful development and commercialization of TTP399.  We will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  We received exclusive worldwide rights excluding the Middle East and North Africa to TTP399.  TTP399 is covered by a U.S. composition of matter patent that expires in 2025 and may qualify for possible patent term extension.

mGLuR1/5 Compounds:  In November 2005, we entered into a collaboration agreement for the development of mGLuR1/5 compounds with Richter, with whom we are also developing cariprazine for the treatment of schizophrenia and bipolar mania.  The mGLuR1/5 compounds involve a series of novel compounds that target metabotropic glutamate receptors and are agonists which represent novel potential agents for the treatment of anxiety, depression and other central nervous system (CNS) conditions.  Pursuant to the agreement, we made an upfront payment to Richter and may be obligated to make milestone payments based upon the achievement of development objectives in addition to sales based royalties.  Investigational New Drug (IND)-enabling toxicology studies are ongoing in preparation of the filing of the IND by the end of calendar year 2011.  We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union.  The two companies will share rights in other countries.

LAS100977:  In December 2009, we entered into an additional license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s highly potent, inhaled, once-daily administered, long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid as a treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset of action and long-lasting efficacy and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in calendar 2011.

Under the terms of the agreement, if successful, we will be obligated to pay Almirall future milestones and sales based royalties.  We will assume responsibility for the United States regulatory approval and commercialization.  LAS100977 is covered by a U.S. composition of matter patent that expires in 2026 and may qualify for possible patent term extension.

Share Repurchase Program:  On May 18, 2010, our Board of Directors (the Board) authorized a 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program).  No additional shares were repurchased during fiscal 2011.  As of May 25, 2011, 38.8 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs.

Executive Management:  Effective December 31, 2010, Lawrence S. Olanoff, MD, Ph.D. retired as President and Chief Operating Officer of the Company, but continues to serve as a member of the Board.  Howard Solomon, Chairman and Chief Executive Officer assumed the role of President.  Elaine Hochberg our Senior Vice President Marketing and Chief Commercial Officer was promoted to Executive Vice President Marketing and Chief Commercial Officer.  Prior to joining the Company in June of 1997, Ms. Hochberg was Assistant Vice President Marketing at Wyeth-Lederle Laboratories.  Frank Perier, Jr., our Senior Vice President Finance and Chief Financial Officer was promoted to Executive Vice President Finance and Administration and Chief Financial Officer.  Prior to joining the Company in September of 2004, Mr. Perier served in various financial positions at Bristol-Myers Squibb including Vice President, Americas Medicine and Vice President Finance, Planning and Business Development and Information Technology at its ConvaTec Division.  Marco Taglietti, M.D. our Vice President Research and Development and President of Forest Research Institute (FRI) was promoted to Senior Vice President Research and Development and President FRI.  Prior to joining the Company in August of 2007, Dr. Taglietti was Senior Vice President and Head of Global Research and Development at Stiefel Laboratories.  David Solomon, our Vice President Business Development and Strategic Planning, was promoted to Senior Vice President Corporate Development and Strategic Planning.  Mr. Solomon joined the Company in 2001.

Principal Products

We actively promote in the United States those branded products which we believe have the most patient benefit and potential for growth, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products.  Such products include:  Lexapro, our SSRI for the treatment of MDD in adults and adolescents and GAD in adults; Namenda, our NMDA antagonist for the treatment of moderate and severe Alzheimer's disease; Bystolic, our beta-blocker for the treatment of hypertension; Savella, our SNRI for the management of fibromyalgia and our newest marketed product Teflaro, a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia.  We will also begin actively promoting Daliresp, our PDE4 inhibitor for the treatment to reduce the risk of COPD exacerbations and Viibryd a SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD during mid-2011.

Sales of Lexapro, launched in September 2002, accounted for 55% of our sales for the fiscal year ended March 31, 2011 and 58% and 63% of our sales for fiscal years ended 2010 and 2009, respectively.

Sales of Namenda, launched in December 2003, accounted for 30% of our sales for the fiscal year ended March 31, 2011 and 29% and 26%, of our sales for fiscal years ended 2010 and 2009, respectively.

Marketing

In the United States, we directly market our products through our domestic salesforces, currently numbering approximately 2,750 personnel, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  In the United Kingdom, our Forest Laboratories U.K. subsidiary’s salesforce, currently 43 personnel, markets its products directly.  Our products are sold elsewhere through independent distributors.

Competition

The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies.  There are numerous companies in the United States and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind which we sell, many of which have substantially greater financial resources than we do.  We also face competition for the acquisition or licensing of new product opportunities from other companies.  In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services.  Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of our principal promoted products.  Failure to be included or to have a preferred position in a managed care organization’s drug formulary could result in decreased prescriptions of a manufacturer’s products.

Another competitive challenge that we face is from generic pharmaceutical manufacturers.  Upon the expiration or loss of patent protection for a product, we may lose a major portion of sales of such product in a very short period.  Generic pharmaceutical manufacturers also challenge product patents before their expiry.  Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our novel products to the medical community.  In addition, the FDA approval process generally exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product.  This means that generic competitors can market a competing version of our product after the expiration or loss of our patent protection and charge much less for their product.  In addition, many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid.  Laws in the United States generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs.  The substitution must be made unless the prescribing physician expressly forbids it.

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

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (which was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010), which is more commonly known as the Healthcare Reform Bill.  The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected healthcare costs.  Many of the strategies included in this law will impact manufacturers of branded pharmaceutical products.

Forest is paying particular attention to two categories of provisions in the law:  those which will impact rebates paid to public and private payers and those which might impact patient access to pharmaceutical products.  The former category, containing provisions which took effect in 2010, includes an increase in the Medicaid mandatory rebate (from 15.1% to 23.1% for branded pharmaceutical products), provision of Medicaid Fee-for-Service rebates to drugs adjudicated through Medicaid Managed Care Plans, changes in the calculation of certain pricing information reported to the government and extension of favorable government pricing to additional entities.  This category also includes manufacturer rebates to certain patients in the Medicare Part D coverage gap and a non-deductible annual fee payable to the federal government based on a company’s prior calendar year share of branded prescription drug sales to specified government programs, both of which have been implemented in 2011.  The Company expects the increase in the Medicaid mandatory rebate to impact our gross to net calculation, potentially reducing net revenue in the range of $12.6 million to $15.4 million for fiscal 2012.  Further, the manufacturer rebates in respect of patients in the Medicare Part D coverage gap is expected to reduce net revenues in the range of $86.4 million to $101.1 million for fiscal 2012.  The latter category includes a Centers for Medicare and Medicaid Services (CMS) ruling on protected drug classes in 2012 in addition to certain expansions of the Medicaid program and the creation of “Health Insurance Exchanges” in 2014.

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

In April 2003, the Federal Office of the Inspector General published guidance for pharmaceutical manufacturers with respect to compliance programs to assure manufacturer compliance with Federal laws and programs relating to healthcare.  In addition, several states have adopted laws and regulations requiring certain specific disclosures with respect to our compliance program and our practices relating to interactions with physicians and other healthcare providers.  We maintain a company-wide compliance program to assure compliance with applicable laws and regulations, as well as the standards of professional bodies governing interactions between pharmaceutical manufacturers and physicians, and believe we are in compliance with all legal requirements and standards.

A prescription-drug benefit for Medicare beneficiaries was established pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the program, pharmaceutical benefit managers and health programs offer discounted prices on prescription drugs to qualified Medicare recipients reflecting discounts negotiated with manufacturers where applicable.  The failure of a manufacturer to offer discounts to these programs could result in reduced use of the manufacturer’s products.

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

In connection with the finalization of a previously reported settlement resolving all aspects of the investigations led by the U.S. Department of Justice (DOJ) and the United States Attorney's Office for the District of Massachusetts (USAO) that began in January 2004 relating to past marketing and sales activities in connection with Celexa, Lexapro, and Levothroid®, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of Health and Human Services (OIG-HHS) in September 2010.  The CIA requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  Failure to comply with the terms of the CIA could result in substantial penalties and potential exclusion from government health care programs.

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2011	2010	2009
McKesson Drug Company	37%	36%	37%
Cardinal Health, Inc.	32%	33%	33%
AmeriSource Bergen Corporation	20%	20%	19%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

Financial Information About Segments and Geographic Area

The Company and its subsidiaries, which are primarily located in the United States and Europe, operate in only one segment: the manufacture and marketing of ethical and other pharmaceutical products.  Data regarding revenues from principal customers, net sales and long-lived assets for each of the last three fiscal years, where applicable, and information concerning the geographic areas in which we operate is presented in “Note 3 – Business Operations” in the accompanying “Notes to Consolidated Financial Statements” incorporated by reference herein.

Environmental Standards

We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Raw Materials

The active pharmaceutical ingredients in our principal promoted products, including Lexapro, Namenda, Bystolic, Savella and Teflaro, are patented or otherwise available to us only pursuant to our contractual arrangements with our licensing partners.  Other raw materials used by us are purchased in the open market.  We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

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

Research and Development

During the fiscal year ended March 31, 2011, we spent $715.9 million for research and development, as compared to $1,053.6 million and $661.3 million in the fiscal years ended March 31, 2010 and 2009, respectively.  Included in research and development expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received and accordingly payments made in connection with acquiring the product rights are charged to research and development expense.  Research and development expense for 2011 included an upfront payment of $66.1 million to Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006 and a $50.0 million upfront license payment to TransTech for the development and commercialization of TTP399.  Research and development expense for fiscal 2010 included a licensing payment of $229.0 million to AstraZeneca for additional rights to avibactam and the United States and Canadian rights to products containing avibactam, including ceftazidime/avibactam, a $100.0 million licensing payment to Nycomed for the United States rights to Daliresp, and a $75.0 million licensing payment to Almirall for the United States rights to LAS100977.  Research and development expense for fiscal 2009 included a licensing payment of $75.0 million to Phenomix in connection with a collaboration agreement for dutogliptin, which has subsequently been terminated, and a licensing payment of $75.0 million paid to Pierre Fabre in connection with acquiring product rights to F2695.  Other research and development expenditures consist primarily of the conduct of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

At March 31, 2011, we had a total of approximately 5,600 employees.

Patents and Trademarks

Forest seeks to obtain, where possible, patents and trademarks for Forest’s products in the United States and all countries of major marketing interest to Forest.  Forest owns or has licenses to a substantial number of patents and patent applications.  Several of these patents, which expire during the period 2012 to 2021, are believed to be of material importance in the operation of Forest’s business.  We believe that patents, licenses and trademarks (or related groups of patents, licenses, or trademarks) covering our marketed products are material in relation to our business as a whole.

The following patents, licenses and trademarks are significant for our business:  those related to Lexapro (escitalopram oxalate), those related to Namenda (memantine hydrochloride), those related to Benicar (olmesartan medoxomil) and Benicar HCT (olmesartan medoxomil and hydrochlorothiazide), those related to Bystolic (nebivolol hydrochloride), those related to Savella (milnacipran hydrochloride), those related to Teflaro (ceftaroline fosamil), those related to Daliresp (roflumilast), and those related to Viibryd (vilazodone hydrochloride).  The U.S. composition of matter patent covering Lexapro is licensed from Lundbeck and expires in 2012.  The principal U.S. method of use patent covering Namenda is licensed from Merz and expires in 2015.  The U.S. composition of matter patent covering Benicar and Benicar HCT is owned by Daiichi Sankyo Co., Ltd. (Sankyo) and expires in 2016.  A U.S. method of use patent related to Benicar HCT expires in 2021.  Forest and Sankyo are parties to a co-promotion agreement with respect to Benicar and Benicar HCT pursuant to which Forest will continue to receive contract revenues through March 2014.  The U.S. pharmaceutical composition of matter patent covering Bystolic is licensed from Mylan (which in turn licensed the patent from Janssen) and expires in 2020 (Forest has submitted a patent term extension application to extend this patent until 2021).  The principal method of use patent covering Savella is licensed from Cypress and expires in 2021 (Cypress has submitted a patent term extension application to extend this patent until 2023).  The U.S. composition of matter patent covering Teflaro is licensed from Takeda and expires in 2018 (Takeda has submitted a patent term extension application to extend this patent until 2022).  The U.S. composition of matter patent covering Daliresp is licensed from Nycomed and expires in 2015 (Nycomed has filed a patent term extension application to extend this patent until 2020).  The U.S. composition of matter patent covering Viibryd is licensed from Merck and expires in 2014 (Trovis Pharmaceuticals, LLC, a subsidiary of Clinical Data, has filed a patent term extension application to extend this patent until 2019).  Litigation involving Forest’s patents covering Namenda is discussed in “Item 3. Legal Proceedings”.

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

We are Substantially Dependent on Sales of Two of Our Principal Products.

     For the 2011 fiscal year, sales of Lexapro and Namenda accounted for 55% and 30%, respectively, of our net sales.  Any unexpected negative development with respect to such products (for example, an unexpected safety or efficacy concern) would have a material adverse effect on our results of operations, financial condition and liquidity.  With the expiration of the patent for Lexapro in March 2012, the Company will face generic competition, which we expect will immediately and significantly erode sales of Lexapro going forward.

If We Are Unable to Successfully Develop or Commercialize New Products, Our Operating Results May Suffer.

Our future results of operations will depend to a significant degree upon our ability to successfully develop and commercialize new products.  New product development is subject to a great deal of uncertainty, risk and expense.  Promising pharmaceutical candidates may fail at various stages of the research and development process, often after a great deal of financial and other resources have been invested in their exploration and development.  Even where pharmaceutical development is successfully completed, a product may fail to reach the market or have limited commercial success because the safety and efficacy profile achieved during the course of development is not as favorable as originally anticipated or is viewed by the marketplace as less favorable in comparison to new and competing therapies which may become available during the lengthy period of drug development.  In addition, decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products.

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

Regulatory Compliance Issues Could Materially Affect Our Financial Position and Results of Operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities.  Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.  See “Item 3. Legal Proceedings” for information about pending government investigations and litigation concerning our marketing and promotional practices and certain third-party payer litigation pending against the Company.  We are now operating under a CIA with the OIG-HHS that requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  While we expect to fully and timely comply with all of our obligations under the CIA, the failure to do so could result in substantial penalties and our being excluded from government healthcare programs.  In addition, the manufacturing, testing, storage and shipment of pharmaceutical products are highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues.  Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Post-Approval Clinical Trials and Developments Could Adversely Affect the Sales of our Products.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials.  The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about side effects or efficacy of a product.  The FDAAA gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies.  The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.  Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products.  Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products.  Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal.  Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales.  Such guidelines or recommendations may lead to lower sales of our products.

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

Pharmaceutical Cost-Containment Initiatives May Negatively Affect Our Net Income.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a prescription drug benefit for Medicare participants.  Companies that negotiate prices on behalf of Medicare drug plans will have a significant degree of purchasing power and we expect pricing pressure as a result.  Our net income also continues to be impacted by cost-containment initiatives adopted by managed care organizations and pharmaceutical benefit managers which negotiate discounted prices from pharmaceutical manufacturers in order to secure placement on formularies adopted by such organizations or their health-plan or employer customers.  Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products.  In addition, some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible.

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

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

As more fully discussed in “Item 3. Legal Proceedings”, we are subject to approximately 56 legal actions asserting product liability claims relating to the use of Celexa or Lexapro.  These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns.  Further, while we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

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

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

       As described immediately above, many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners.  In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Lexapro, Namenda, Bystolic and Savella.  Difficulties or delays in the product supply chain, both within and outside of our control, or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We Could be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage.  The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies.  As noted above, our business is heavily regulated and therefore involves significant interaction with government officials, including officials of foreign governments.  Additionally, in many countries outside the U.S., the health care providers who prescribe pharmaceuticals are employed by the government and the purchasers of pharmaceuticals are government entities; therefore, our payments to these prescribers and purchasers are subject to regulation under the FCPA.  Recently the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently own four facilities in Commack, New York, consisting of a 387,000 square foot building on 28 acres of land used for administration and sales training, 100,000 and 20,000 square foot facilities which are part of our research and development complex and a 180,000 square foot facility on 11 acres of land which is currently sub-leased to tenants through fiscal 2014.  We also own 105,000 and 28,000 square foot facilities in Hauppauge, New York which are used for warehousing, administrative offices and clinical packaging.  In Cincinnati, Ohio, we own two facilities aggregating approximately 150,000 square feet used for manufacturing, warehousing and administration.  In St. Louis, Missouri we own a 495,000 square foot facility on 26 acres of land that is being used for manufacturing, warehousing, distribution and administration and a 40,000 square foot facility that is being used for administration and a data center.  We also own two plants in Clonshaugh, Ireland totaling 220,000 square feet which are used principally for manufacturing and distribution.  In addition, we own a 33,000 square foot manufacturing and distribution facility located in an industrial park in Dublin, Ireland.

Our executive office space, which we lease, is approximately 180,000 square feet and is located at 909 Third Avenue, New York, New York.  The lease expires in 2026.  We also lease approximately 215,000 square feet of office space in Jersey City, New Jersey, which is used by certain of our medical, scientific and regulatory personnel.  The lease expires in 2017.  Further, we lease a 57,000 square foot facility in Commack, New York for our information technology departments and 59,000 square feet for laboratory testing in Farmingdale, New York.  These leases expire in 2014 and 2013, respectively.  In addition, we lease a portion of a hotel facility in Hauppauge, New York, for the purpose of housing sales representatives during sales training.  In Oakland, California, we lease approximately 38,000 square feet of office space and 3,200 square feet in Emeryville, California which is primarily used as a microbiology lab.  Both leases expire in 2016.  We also lease approximately 7,500 square feet of office space in Dartford Crossing, a suburb of London.  This lease expires in 2015.

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

Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with discovery regarding the claims of other plaintiffs.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In March 2011, we entered into a Stipulation of Settlement to resolve two derivative actions brought against our directors and certain of our officers and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  The Stipulation of Settlement also resolves a similar action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence Olanoff, et al., Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants.  These derivative actions alleged that our directors and certain officers breached their fiduciary duties to the Company in connection with various matters relating to the marketing of Celexa and Lexapro which were in part the subject of a securities class action lawsuit which we settled in 2009 and the subject of legal actions taken by the United States Government and resolved by us in 2010.  The Stipulation of Settlement provides for the implementation of certain corporate governance measures, including procedures for the review of press releases concerning the results of clinical trials and the maintenance of various compliance policies and procedures relating to sales and promotional activities, as well as the payment of certain agreed legal fees of the plaintiffs.  The settlement does not require any other payment by us.  The settlement remains subject to certain confirmatory discovery and court approval.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005) and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding (MDL) in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  Discovery is ongoing.  In May 2009, several defendants, including Forest, reached an agreement in principle to settle the action brought by the State of Alabama, and Forest has recently reached settlements in principle with the States of Hawaii and Iowa, as well as the New York Counties whose claims are pending in the MDL proceeding in Massachusetts.  Our settlement payments are not material to our financial condition or results of operations and are fully covered by established reserves.  It is not anticipated that any trials involving Forest in these matters will take place before 2012.

Mr. Howard Solomon, our Chairman, Chief Executive Officer and President, has received a notice from the OIG-HHS indicating its intent to consider excluding Mr. Solomon from participating in federal healthcare programs.  This potential action by the OIG-HHS emanates from matters that we settled in 2010 with no finding of knowledge or wrongdoing by Mr. Solomon.  Mr. Solomon has until June 13, 2011 to respond to this notice explaining why he should not be so excluded.  Should the OIG-HHS determine after such response that Mr. Solomon should be excluded, Mr. Solomon would be required to step down from his present executive positions unless the effectiveness of such exclusion is enjoined by legal proceedings.  Mr. Solomon plans to commence litigation to prevent such exclusion from taking effect if OIG-HHS determines to proceed.  We do not believe any such exclusion of Mr. Solomon is warranted and will support legal actions to challenge any such exclusion.

FLI and FPI are defendants in three federal actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multidistrict litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under a number of state consumer protection statutes and state common laws.  Discovery currently is ongoing.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We received a subpoena dated April 20, 2011 from the Office of the United States Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  We co-marketed Benicar from 2002 to 2008 together with the drug’s originator Daiichi Sankyo, Inc. pursuant to co-promotion agreements.  We intend to cooperate in responding to the subpoena.

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

On January 10, 2011, Apotex Inc. (Apotex) filed a two-count declaratory judgment action against Forest and H. Lundbeck A/S (Lundbeck) in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 (the ‘941 Patent) and 7,420,069 (the ‘069 Patent), which are listed in the FDA’s Orange Book for Lexapro.  The '941 Patent relates to escitalopram oxalate crystals of particular sizes and to methods for manufacturing escitalopram oxalate crystals, and the '069 Patent relates to tablets prepared from crystalline escitalopram oxalate particles of particular sizes.  This case does not impact the Company’s exclusive rights to escitalopram (Lexapro) under U.S. Patent No. RE34,712, which expires in March 2012.  On March 4, 2011, we filed a motion to dismiss for lack of subject matter jurisdiction.  That same day, Apotex filed a motion for summary judgment of non-infringement.  Briefing on both motions is complete.  A hearing on these pending motions will likely be held in July 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against us and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, Lundbeck Inc. and Forest Laboratories, Inc.  On October 15, 2009, a jury reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that our licensing partner Lundbeck induced any such infringement.  As part of this verdict, the jury awarded Infosint S.A. (Infosint) $15 million in damages.  On June 17, 2010, Judge Kaplan granted Forest and Lundbeck’s motion for judgment as a matter of law that Infosint’s patent is invalid for obviousness, which eliminated the jury’s damages award.  On March 11, 2011, the Federal Circuit affirmed Judge Kaplan’s decision without opinion.

During the quarter ended December 31, 2009, Infosint commenced comparable litigation against our subsidiary in the Republic of Ireland.  On November 24, 2010, Forest and Lundbeck reached an agreement with Infosint to stay the Irish proceedings until the counterpart UK proceedings between Lundbeck and Infosint (Forest is not a party to this action) were decided in the first instance.  Under this agreement, rulings in the UK regarding validity and infringement would also apply in Ireland.  The English trial was held from March 16-25, 2011.  On April 14, 2011, the trial court rendered judgment that Infosint’s UK patent is invalid.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We currently are defending approximately fifty-six product liability lawsuits.  Seventeen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Thirty-eight of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  We also have been named in a lawsuit alleging Lexapro induced renal failure.  Each lawsuit seeks substantial compensatory and punitive damages.  We are vigorously defending these suits.

A multi-district proceeding (MDL) has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  We have reached an agreement in principle to settle three of the suicidality lawsuits and we continue to work to remove contingencies and finalize the agreements in principle.  The settlements in those three cases remain subject to several conditions.  Until the remaining proposed settlements are finalized, there is no guarantee that those cases will be resolved by the agreement in principle.  The amounts to be paid by us in connection with these settlements will not have a material effect upon our results of operations or financial condition.

Except for one case in New York, the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.  We expect the federal court MDL and the state court consolidation will ease the burden of defending these cases.  We hope that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and we cannot predict or determine the outcome of this litigation.  We generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

On August 11, 2010, we were named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by us throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that we failed to pay our sales representatives overtime pay as purportedly required by the Fair Labor Standards Act and the New York Labor Law.  We believe there is no merit to Plaintiff’s claims and intend to vigorously defend this matter.  The action is currently in the initial stages of discovery.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Performance Graph

The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report to Stockholders for the fiscal year ended March 31, 2011 (2011 Annual Report).

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for share repurchase programs.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

On May 18, 2010, the Board authorized a 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program).  No additional shares were repurchased during fiscal 2011.  As of May 25, 2011, 38.8 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange Requirements.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information under the heading Selected Financial Data in our 2011 Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information under the heading Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the related Reports of Independent Registered Public Accounting Firm in our 2011 Annual Report.

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2011 Annual Report under the headings Management’s Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our current fiscal year, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III of this Form 10-K is incorporated by reference from Forest’s definitive proxy statement to be filed with the SEC not later than 120 days after our fiscal year ended March 31, 2011, (the Proxy Statement) pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest’s 2011 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our other officers and employees and can be found on our website, www.frx.com, under the “Investors” link.  We will also provide a copy of our code of ethics to any person without charge upon his or her request.  Any such request should be directed to our Corporate Secretary at 909 Third Avenue, New York, New York 10022.  We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth certain information as of March 31, 2011 with respect to our compensation plans under which Forest securities may be issued:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	19,360,511	$36.90	(1)	14,190,468
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	19,360,511	$36.90		14,190,468

(1) Outstanding restricted stock awards are excluded, as these awards do not have an exercise price.

Additional information required by this item is incorporated by reference to the section entitled Security Ownership of Principal Stockholders and Management in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial statements.  The following consolidated financial statements of Forest Laboratories, Inc. and its subsidiaries are incorporated by reference to the 2011 Annual Report, as provided in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – March 31, 2011 and 2010

Consolidated Statements of Income – years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income – years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity – years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – years ended March 31, 2011, 2010 and 2009

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
2.1.1
Agreement and Plan of Merger dated February 22, 2011, among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed February 25, 2011 (February 25, 2011 8-K).

2.1.2
Amendment No. 1 dated as of April 4, 2011, to the Agreement and Plan of Merger among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed April 4, 2011.

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

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.11	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.12	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.13	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.14	1998 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 1998.

10.15	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2000.

10.16	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.

10.17	2007 Equity Incentive Plan of Forest Laboratories, Inc, as amended. Incorporated by reference to Exhibit 10.1 to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 11, 2010.

10.18
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Form S-8 on Registration Statement No. 333-145415, dated August 13, 2007.

10.19
Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2007 (September 30, 2007 10-Q).

10.20
Form of Employee Restricted Stock Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2008 (2008 10-K).

10.21	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to the September 30, 2007 10-Q.

10.22	Consultant Services Letter Agreement dated October 21, 2010 between Forest Laboratories, Inc. and Dr. Peter J. Zimetbaum.

10.23	Consultant Services Letter Agreement dated January 1, 2011 between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff.

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

10.31
Amendment Agreement, dated as of February 27, 2008, by and between Forest Laboratories Holdings Limited and Mylan Inc. to that certain Nebivolol Development and Commercialization Agreement dated as of January 6, 2006.  Incorporated by reference to the 2008 10-K. *

10.32
Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) dated December 7, 2007.

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

10.37
Settlement Agreement among Forest Laboratories, Inc., H. Lundbeck A/S, Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated July 10, 2009.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

10.38
Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement between Forest Laboratories, Inc. and Morgan Stanley & Co. Incorporated dated June 8, 2010. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended June 30, 2010.

10.39
Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended September 30, 2010 (September 30, 2010 10-Q).

10.40
Plea Agreement dated September 15, 2010 among the U.S. Attorney for the District of Massachusetts, the U.S. Department of Justice, and Forest Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2010 10-Q.

10.41
Settlement Agreement and Release dated September 15, 2010 among Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., the U.S. of America, acting through the U.S. Department of Justice on behalf of the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the Veteran’s Affairs Administration, the U.S. Office of Personnel Management, and certain individual relators named therein. Incorporated by reference to the September 30, 2010 10-Q.

10.42
Securityholder Tender and Support Agreement dated February 22, 2011, among FL Holding C.V., Magnolia Acquisition Corp. and the individuals listed therein. Incorporated by reference to the February 25, 2011 8-K.

10.43	License Agreement dated September 30, 2003 by and between Takeda Chemical Industries, Ltd. and Peninsula Pharmaceuticals, Inc.*

10.44	First Amendment to Agreement dated November 4, 2004 by and between Takeda Pharmaceutical Company Limited (f/k/a Takeda Chemical Industries, Ltd.) and Peninsula Pharmaceuticals, Inc.

10.45	Second Amendment to Agreement dated November 19, 2007 by and among Takeda Pharmaceutical Company Limited, Cerexa Inc. and Forest Laboratories Holdings Limited.*

13	Portions of the Registrant’s 2011 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets – March 31, 2011 and 2010, (ii) Consolidated Statements of Income – years ended March 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income – years ended March 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2011, 2010 and 2009 and (vi) the Notes to Consolidated Financial Statements.

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

Dated:  May 26, 2011
FOREST LABORATORIES, INC. By: /s/ Howard Solomon Howard Solomon, Chairman of the Board, Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Howard Solomon Howard Solomon	Chairman of the Board, Chief Executive Officer President and Director	May 26, 2011
PRINCIPAL FINANCIAL OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Executive V.P, Finance & Administration and Chief Financial Officer	May 26, 2011
PRINCIPAL ACCOUNTING OFFICER:
/s/ Rita Weinberger Rita Weinberger	V.P Controller and Principal Accounting Officer	May 26, 2011
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 26, 2011
/s/ William J. Candee, III William J. Candee, III	Director	May 26, 2011
/s/ George S. Cohan George S. Cohan	Director	May 26, 2011
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 26, 2011
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 26, 2011
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	Director	May 26, 2011
/s/ Lester B. Salans Lester B. Salans	Director	May 26, 2011
/s/ Peter J. Zimetbaum Peter J. Zimetbaum	Director	May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 26, 2011 relating to the consolidated financial statements of Forest Laboratories Inc. and Subsidiaries, which is contained in Item 15 of this Form 10-K, also included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 26, 2011
S-1

				SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2011:

Allowance for doubtful accounts	$17,192	$161	$15,055	(i, iii)	$2,298
Allowance for cash discounts	13,270	103,909	103,194	(ii)	13,985
Inventory reserve	20,243	1,072	4,572	(i)	16,743

Year ended March 31, 2010:

Allowance for doubtful accounts	$18,511	$458	$1,777	(i)	$17,192
Allowance for cash discounts	11,875	95,678	94,283	(ii)	13,270
Inventory reserve	14,173	7,811	1,741	(i)	20,243

Year ended March 31, 2009:

Allowance for doubtful accounts	$19,882	$618	$1,989	(i)	$18,511
Allowance for cash discounts	11,815	88,388	88,328	(ii)	11,875
Inventory reserve	18,770	1,817	6,414	(i)	14,173

(i) Represents actual amounts written off.
(ii) Represents cash discounts given. (iii) Represents adjustments resulting from differences between prior period provisions and actual payments.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2011.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman, Chief Executive Officer
and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P, Finance &
Administration and CFO

May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Controls and Procedures.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2011 and March 31, 2010 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011, and our report dated May 26, 2011 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2011 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 26, 2011

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,
	2011	2010
Assets

Current assets:
Cash (including cash equivalent investments of $2,128,006 at March 31, 2011 and $1,859,321 at March 31, 2010)	$2,137,838	$1,863,484
Marketable securities	1,713,303	1,458,778
Accounts receivable, less allowance for doubtful accounts of $2,298 at March 31, 2011 and $17,192 at March 31, 2010	535,486	475,653
Inventories, net	451,365	467,769
Deferred income taxes	217,432	236,545
Other current assets	204,249	76,962
Total current assets	5,259,673	4,579,191

Non-current assets:
Marketable securities and investments	529,917	742,335

Property, plant and equipment:
Land and buildings	313,699	310,263
Machinery, equipment and other	322,488	292,517
	636,187	602,780
Less: accumulated depreciation	316,421	279,496
	319,766	323,284
Other assets:
Goodwill	14,965	14,965
License agreements, product rights and other intangibles, net	725,494	466,742
Deferred income taxes	71,340	96,490
Other assets	1,299	524
	813,098	578,721

Total Assets	$6,922,454	$6,223,531

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

	MARCH 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$190,767	$130,205
Accrued expenses	747,091	849,441
Total current liabilities	937,858	979,646

Long-term liabilities:
Income tax liabilities	485,716	353,978

Contingencies (Note 13)

Stockholders’ equity
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 424,982 shares in 2011 and 424,090 shares in 2010	42,498	42,409
Additional paid-in capital	1,631,887	1,565,585
Retained earnings	8,108,389	7,061,619
Accumulated other comprehensive income	7,996	3,695
Treasury stock, at cost (138,863 shares in 2011 and 121,700 shares in 2010)	(4,291,890)	(3,783,401)
	5,498,880	4,889,907

Total Liabilities and Stockholders’ Equity	$6,922,454	$6,223,531

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	YEARS ENDED MARCH 31,
	2011	2010	2009

Net sales	$4,213,126	$3,903,524	$3,636,055
Contract revenue	165,356	208,474	208,999
Interest income	29,568	35,472	74,410
Other income	11,650	45,392	3,318
	4,419,700	4,192,862	3,922,782

Costs and expenses:
Cost of sales	963,981	924,346	816,680
Selling, general and administrative	1,402,111	1,264,269	1,474,274
Research and development	715,872	1,053,561	661,294
	3,081,964	3,242,176	2,952,248

Income before income tax expense	1,337,736	950,686	970,534

Income tax expense	290,966	268,303	202,791

Net income	$1,046,770	$682,383	$767,743

Net income per share:

Basic	$3.60	$2.25	$2.52
Diluted	$3.59	$2.25	$2.52

Weighted average number of common shares outstanding:

Basic	291,058	303,386	304,363
Diluted	291,175	303,781	305,121

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	YEARS ENDED MARCH 31,
	2011	2010	2009

Net income	$1,046,770	$682,383	$767,743

Other comprehensive income(loss):
Foreign currency translation gain(loss)	7,976	(2,398)	(34,542)
Pension liability adjustment, net of tax	(1,147)	(11,752)
Unrealized gains(losses) on securities:
Unrealized holding gain(loss) arising during the period, net of tax	(2,528)	64,990	(47,195)
Other comprehensive income(loss)	4,301	50,840	(81,737)

Comprehensive income	$1,051,071	$733,223	$686,006

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2011, 2010 AND 2009
(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2008	421,421	$42,142	$1,434,172	$5,611,493	$34,592	110,014	$3,407,082

Shares issued upon exercise of stock options and vesting of restricted stock	847	85	10,545
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						482	11,782
Purchase of treasury stock						10,157	332,102
Tax benefit related to stock options exercised by employees			2,419
Stock-based compensation			44,103
Other comprehensive loss					(81,737)
Net income				767,743

Balance, March 31, 2009	422,268	42,227	1,491,239	6,379,236	(47,145)	120,653	3,750,966

Shares issued upon exercise of stock options and vesting of restricted stock	1,822	182	16,970
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						1,047	32,435
Tax benefit related to stock options exercised by employees			8,868
Stock-based compensation			48,508
Other comprehensive income					50,840
Net income				682,383

Balance, March 31, 2010	424,090	42,409	1,565,585	7,061,619	3,695	121,700	3,783,401

Shares issued upon exercise of stock options and vesting of restricted stock	892	89	2,807
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						273	8,489
Purchase of treasury stock						16,890	500,000
Tax provision related to stock options exercised by employees			(747)
Stock-based compensation			64,242
Other comprehensive income					4,301
Net income				1,046,770

Balance, March 31, 2011	424,982	$42,498	$1,631,887	$8,108,389	$7,996	138,863	$4,291,890

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED MARCH 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,046,770	$682,383	$767,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,257	45,025	43,266
Amortization, impairments and write-offs	30,755	41,485	53,241
Stock-based compensation expense	64,242	48,508	44,103
Deferred income tax benefit and other non-cash tax items	44,263	(16,376)	(26,770)
Foreign currency transaction (gain)loss	1,215	(303)	(2,095)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(59,833)	(26,209)	(3,457)
Inventories, net	16,404	(74,242)	31,611
Other current assets	(127,287)	67,288	(110,990)
Other assets	(775)	982	165
Increase (decrease) in:
Accounts payable	60,562	13,013	(106,528)
Accrued expenses	(102,350)	148,805	313,531
Income tax liabilities	131,738	89,589	65,979

Net cash provided by operating activities	1,147,961	1,019,948	1,069,799

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,463)	(32,252)	(40,629)
Purchase of marketable securities	(2,942,226)	(2,638,354)	(2,236,142)
Redemption of marketable securities	2,900,869	2,140,826	2,151,929
Purchase of license agreements, product rights and other intangibles	(289,401)		(25,000)

Net cash used in investing activities	(369,221)	(529,780)	(149,842)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	2,896	1,374	3,378
Tax benefit(provision) related to stock-based compensation	(747)	8,868	2,419
Treasury stock transactions	(508,489)	(16,657)	(336,632)

Net cash used in financing activities	(506,340)	(6,415)	(330,835)

Effect of exchange rate changes on cash	1,954	40,826	(83,269)

Increase in cash and cash equivalents	274,354	524,579	505,853
Cash and cash equivalents, beginning of year	1,863,484	1,338,905	833,052
Cash and cash equivalents, end of year	$2,137,838	$1,863,484	$1,338,905

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$210,834	$156,083	$266,401

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

Basis of consolidation: The consolidated financial statements include the accounts of Forest Laboratories, Inc. and its subsidiaries, (“Forest” or “the Company”) all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated.

Estimates and assumptions: The financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  The Company is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications.

Foreign currency translation: The statements of earnings of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates.  Gains and losses arising from foreign currency transactions are included in the income statement.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of the applicable period.  The resulting translation adjustments arising from changes in the exchange rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive income.

Cash equivalents: Cash equivalents consist of short-term, highly liquid investments purchased with maturities within three months or less and are readily convertible into cash.

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final U.S Food and Drug Administration (FDA) approval.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with Company policy, all pre-launch inventory is expensed.  As of fiscal years ended March 31, 2011 and 2010, the Company had no such pre-launch inventory quantities.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share data)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

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

Property, plant and equipment and depreciation: Property, plant and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the following estimated useful lives:
Years
Buildings and improvements	10-50
Machinery, equipment and other	3-10

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment in fiscal 2011 is construction in progress of $30,533 for facility expansions at various locations necessary to support the Company’s current and future operations.  Projects currently in-process or under evaluation are estimated to cost approximately $12,400 to complete.

Goodwill: The Company has made acquisitions in the past that include goodwill.  Goodwill is not amortized but rather is assessed for impairment annually or upon the occurrence of an event that indicates an impairment may have occurred.  The Company completed its annual impairment assessments and concluded that no impairments to goodwill were necessary for the years ended March 31, 2011 or 2010.

Revenue recognition: Revenues are recorded in the period the merchandise is shipped.  As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations.  These deductions represent Management’s best estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period.  If estimates are not representative of actual future settlement, results could be materially affected.  Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

The accruals are estimated based on available information, including third party data, regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rate.  Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expense.  Adjustments to estimates are recorded when Management becomes aware of a change of circumstances or when customer credits are issued or payments are made to third parties.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share data)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs.  The amounts of such costs are included in selling, general and administrative expense and are not material.

Research and development: Expenditures for research and development, including upfront licensing fees and milestone payments (license payments) associated with developmental products that have not yet been approved by the FDA, are charged to research and development expense as incurred.  Once a product receives approval, subsequent license payments are recorded as an intangible asset and classified as License agreements, product rights and other intangibles, net.

Savings and Profit Sharing plans: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the Savings and Profit Sharing plans after becoming eligible for the respective plan (as defined in each of the plans).  In the Savings Plan, participants contribute a portion of their qualifying compensation each pay period, up to the allowable limit, and the Company provides a matching contribution as defined by the plan.  For the Profit Sharing Plan, the Company makes contributions on an annual basis, which are allocated to participants as defined by the plan.  All contributions made to the Profit Sharing Plan are at the discretion of the Company.  Savings and profit sharing contributions amounted to approximately $41,400, $37,700 and $34,200 for fiscal years 2011, 2010 and 2009, respectively.

Earnings per share: Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with ASC 718 “Compensation – Stock Compensation”, takes into consideration the compensation cost attributable to future services not yet recognized.

Accumulated other comprehensive income: Other comprehensive income (losses) refer to revenues, expenses, gains and losses that under GAAP are excluded from net income.  These amounts are recorded directly as an adjustment to stockholders' equity.  Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation, pension liability adjustments and unrealized gains (losses) on securities which amounted to approximately $18,816, ($12,898) and $2,078 at March 31, 2011 and $10,841, ($11,752) and $4,606 at March 31, 2010, respectively.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share data)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

Long-lived assets: Long-lived assets, such as goodwill and intangible assets and property, plant and equipment, are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, a charge is recorded in the Statement of Income in that period, to adjust the carrying value of the related asset(s)’ fair value.

Stock-based compensation: The Board of Directors awards stock options and restricted stock to employees and non-employee directors.  The fair value for stock options is calculated using the Black-Scholes valuation model and restricted stock is accounted for at fair value based upon the stock price on the date of grant.  These compensation costs are amortized on a straight-line basis (net of forfeitures) over the requisite service period.

Compensation expense of $64,242 ($41,310 net of tax), $48,508 ($38,740 net of tax), and $44,103 ($35,583 net of tax) was charged to cost of sales, selling, general and administrative and research and development for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2011 was $132,716 pre-tax and the weighted-average period over which the cost is expected to be recognized is approximately 2.8 years.

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected stock price volatility	27.32%	29.70%	34.17%
Risk-free interest rate	2.0%	2.6%	2.8%
Expected life of options (years)	7	6	6

The Company has never declared a cash dividend.  The expected stock price volatility is based on implied volatilities from traded options on the Company’s stock as well as historical volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with the expected life of options.  The expected life is based upon historical data and represents the period of time that granted options are expected to be outstanding.

Recent accounting standards:

In May 2011, the Financial Accounting Standards Board (FASB) released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”. This standard will be effective beginning in the first calendar quarter of 2012 and the Company is in the process of assessing the impact of this standard on its Consolidated Financial Statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share data)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition – Milestone Method,” an update to ASC 605 (formerly Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition”) relating to research or development arrangements.  This guidance amends ASC 605 to add a subtopic for the milestone method of revenue recognition, called ASC 605-28.  ASC 605-28 provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  The milestone method allows a vendor to recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC 820, “Fair Value Measurements and Disclosures”.  The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as enhancements to certain existing disclosures.  The guidance became effective in fiscal 2011, and did not have an impact on the Company’s Consolidated Financial Statements.  In addition, the guidance contained new requirements around Level 3 activity, which were deferred and will be effective beginning in fiscal 2012.  The guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

2.  Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

Years ended March 31,	2011	2010	2009
Basic	291,058	303,386	304,363
Effect of assumed conversion of employee stock options	117	395	758
Diluted	291,175	303,781	305,121

Options to purchase approximately 17,030, 18,453 and 16,290 shares of common stock at exercise prices ranging from $22.19 to $63.44 per share were outstanding during a portion of fiscal years 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options expire through 2021.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

3.  Business operations:

The Company and its principal operating subsidiaries, which are located primarily in the United States and Europe, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are made primarily in the United States and European markets.  The net sales and long-lived assets for the years ended March 31, 2011, 2010 and 2009, are from the Company’s or one of its subsidiaries’ country of origin, as follows:

	2011		2010		2009
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
United States	$4,126,030	$292,463	$3,831,553	$293,716	$3,567,989	$333,345
Ireland	33,145	763,787	22,862	505,725	19,926	520,548
United Kingdom	53,951	3,975	49,109	6,074	48,140	6,410
	$4,213,126	$1,060,225	$3,903,524	$805,515	$3,636,055	$860,303

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

Years ended March 31,	2011	2010	2009
Central nervous system (CNS)	$3,688,764	$3,455,700	$3,268,561
Cardiovascular	311,769	218,365	94,359
Other	212,593	229,459	273,135
	$4,213,126	$3,903,524	$3,636,055

The Company’s CNS franchise consisting of Lexapro®, Celexa®, Namenda® and Savella® accounted for 88%, 89% and 90% of the Company’s net sales for the years ended March 31, 2011, 2010 and 2009, respectively.

The following illustrates net sales to the Company’s principal customers:

	2011	2010	2009
McKesson Drug Company	37%	36%	37%
Cardinal Health, Inc.	32%	33%	33%
AmeriSource Bergen Corporation	20%	20%	19%

4.  Accounts receivable:

Accounts receivable, net, consists of the following:

March 31,	2011	2010
Trade	$482,725	$410,203
Other	52,761	65,450
	$535,486	$475,653

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

March 31,	2011	2010
Raw materials	$79,237	$139,860
Work in process	18,569	35,767
Finished goods	353,559	292,142
	$451,365	$467,769

6.  Fair value measurements:

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also requires the use of a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

The Company’s financial assets adjusted to fair value at March 31, 2011 are its commercial paper investments included in cash and cash equivalents, money market accounts, municipal bonds and notes, government agency bonds, corporate bonds, certificates of deposit, variable rate demand notes, floating rate notes and auction rate securities (ARS).  These assets are subject to the measurement and disclosure requirements of ASC 820.  The Company adjusts the value of these instruments to fair value each reporting period.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

6.  Fair value measurements:

The following table presents fair value hierarchy of the Company’s financial assets which are carried at fair value and measured on a recurring basis for the years ended March 31, 2011 and 2010:

March 31, 2011

Description	Fair value at March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,560,484	$1,224,132	$336,352
Municipal bonds and notes	158,484		158,484
Commercial paper	807,604	349,067	458,537
Variable rate demand notes	201,025		201,025
Floating rate notes	250,247	250,247
Auction rate securities	34,539			$34,539
Certificates of deposit	595,713	293,978	301,735
Corporate bonds	518,513		518,513
Government agency bonds	215,492		215,492

March 31, 2010

Description	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)

Money market accounts	$1,839,944	$1,390,393	$449,551
Municipal bonds and notes	426,872		426,872
Commercial paper	433,952	141,156	292,796
Variable rate demand notes	157,199		157,199
Floating rate notes	359,293	359,293
Auction rate securities	36,089			$36,089
Certificates of deposit	497,285	418,929	78,356
Corporate bonds	299,207		299,207
Government agency bonds	14,941		14,941

As of March 31, 2011 and 2010, the Company determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows, and expected holding periods for the ARS.  The Company reassessed the value of the ARS portfolio for the years ended March 31, 2011 and 2010, and determined that no further loss was necessary.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

Balance at March 31, 2010	$36,089
Sales	(1,550)
Balance at March 31, 2011	$34,539

There were no purchases or material realized gains or losses within the Level 3 ARS during the year ended March 31, 2011.

Certain money market accounts are classified as Level 1 assets.  All floating rate notes, certain commercial paper investments and certificates of deposit are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

6.  Fair value measurements:

Certain of the Company’s money market accounts, commercial paper and certificates of deposit and all of the Company’s variable rate demand notes, municipal bonds and notes, corporate bonds and government agency bonds are based on Level 2 inputs in the ASC 820 fair value hierarchy.

At March 31, 2011, the Company held investments in ARS amounting to $34,539 (with underlying maturities from 20.8 to 31.2 years) of which $21,300 is collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the United States government under the Federal Family Education Loan Program.  The balance of the ARS investments of $13,239 are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.

The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities” in the Company’s Consolidated Balance Sheets at fair value.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

7.  Marketable securities:

Available-for-sale debt securities consist of the following:

	March 31, 2011
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:

Variable rate demand notes	$178,435
Municipal bonds and notes	144,950	$195
Government agency bonds	160,894	207
Commercial paper	606,986	753	$	(107)
Certificates of deposit	241,964	73
Corporate bonds	252,146	289		(71)
Floating rate notes	127,928			(11,582)
Total current securities	1,713,303	1,517		(11,760)

Noncurrent:
Municipal bonds and notes	13,534	21
Government agency bonds	54,598	4,504		(122)
Certificates of deposit	9,436			(1)
Corporate bonds	266,366			(2,401)
Auction rate notes	34,539			(1,906)
Floating rate notes	122,319	391		(2,782)
Total noncurrent securities	500,792	4,916		(7,212)

Total available-for-sale debt securities	$2,214,095	$6,433		$(18,972)

	March 31, 2010
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$157,199
Municipal bonds and notes	218,146	$800
Commercial paper	433,952	620
Certificates of deposit	451,184	40
Corporate bonds	118,280	615
Floating rate notes	80,017	2	$	(213)
Total current securities	1,458,778	2,077		(213)

Noncurrent:
Municipal bonds and notes	208,726	111		(20)
Government agency bonds	14,941			(42)
Corporate bonds	180,927	156
Auction rate notes	36,089
Floating rate notes	273,277			(11,202)
Total noncurrent securities	713,960	267		(11,264)

Total available-for-sale debt securities	$2,172,738	$2,344		$(11,477)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

7.  Marketable securities:

Proceeds from the sales of available-for-sale debt securities were $2,900,869 and $2,140,826 during fiscal years 2011 and 2010, respectively.  Gross realized gains on those sales during fiscal years 2011 and 2010 were $9,305 and $13,024, respectively.  For purposes of determining gross realized gains and losses, the cost of securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $12,539 and $9,133 for the years ended March 31, 2011 and 2010, respectively, have been included in Stockholders’ equity:  accumulated other comprehensive income. The preceding table does not include the Company’s $29,125 investment in Ironwood Pharmaceuticals, Inc. (Ironwood), which is held at fair market value based on the quoted market price for the related security and described in Note 8 to the Consolidated Financial Statements.

Contractual maturities of available-for-sale debt securities at March 31, 2011, are as follows:

Estimated fair value
Within one year	$1,713,303
1-5 years	420,255
5-10 years	53,875
After 10 years	26,662
$2,214,095

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

8.  Intangible assets and license and collaboration agreements (amortization periods are stated in years):

License agreements, product rights and other intangibles consist of the following:

		March 31, 2011		March 31, 2010
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	11	$434,446	$94,619	$196,300	$128,285
Product rights	12	61,788	42,672	68,662	43,056
Buy-out of royalty agreements	11	370,000	4,582	465,061	95,061
Trade names	20	34,190	33,057	34,190	31,069
Total	14	$900,424	$174,930	$764,213	$297,471

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

8.  Intangible assets and license and collaboration agreements (amortization periods are stated in years):

Amortization of license agreements, product rights and other intangibles charged to selling, general and administrative expense and cost of goods sold for fiscal years ended March 31, 2011, 2010 and 2009 amounted to approximately $30,755, $31,432 and $53,241, respectively.  Future annual amortization expense expected is as follows:

Years ending March 31,
2012	$65,419
2013	70,740
2014	72,355
2015	64,106
2016	65,139
$337,759

In fiscal 2011, the Company entered into three agreements to license or acquire product rights.  The first agreement was with TransTech Pharma, Inc. (TransTech) for the development and commercialization of GKA compounds discovered and developed by TransTech.  These compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront license payment of $50,000 to TransTech which was charged to research and development expense.  The second was with Grünenthal GmbH (Grünenthal) for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds being developed by Grünenthal for the treatment of moderate to severe chronic pain.  Pursuant to the agreement, the Company made an upfront payment to Grünenthal of $66,125 which was charged to research and development expense.  Under the third agreement, also with Grünenthal the Company acquired certain businesses and rights previously held by Grünenthal for colistin and all rights previously licensed by Forest to Grünenthal for Colobreathe.  Nebulized colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and currently being reviewed by the European Medicines Agency.  Under the terms of the asset purchase agreement, the Company is obligated to pay Grünenthal approximately $100,000, of which approximately $70,000 was paid in December 2010, with the balance expected to be paid in fiscal 2012.  The value assigned to colistin is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense, while the value assigned to Colobreathe was charged to research and development expense as this product has not yet received regulatory approval.

In October 2010, the Company received marketing approval from the FDA for Teflaro® (ceftaroline) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  The worldwide rights (excluding Japan) to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company (Takeda).  Pursuant to the agreement, upon FDA approval, the Company made a milestone payment of $8,000 to Takeda which is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

8.  Intangible assets and license and collaboration agreements (amortization periods are stated in years):

In February 2011, the Company received approval from the FDA for the marketing of Daliresp® (roflumilast).  Daliresp is a novel first in-class, once-daily, orally administered, selective phosphodiesterase 4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations.  Pursuant to the agreement, upon FDA approval, the Company made a milestone payment to Nycomed of approximately $182,000 which is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense.

In fiscal 2010, the Company entered into four license agreements.  The first was with Nycomed to develop and commercialize roflumilast (Daliresp).  The second was with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization) and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  The third agreement was with Almirall, S.A. (Almirall) to develop, market and distribute LAS100977, an inhaled long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  Pursuant to each of these agreements, the Company paid upfront license fees of $100,000 to Nycomed, $229,000 to AstraZeneca and $75,000 to Almirall.  These fees were charged to research and development expense.  The fourth agreement was with AstraZeneca, for the co-development and commercialize of ceftaroline (Teflaro) worldwide, excluding the United States, Canada and Japan.  Under the terms of the agreement, the Company received an upfront payment of $40,000 which was recorded to other income.

In fiscal 2009, the Company entered into a license agreement with Pierre Fabre Médicament (Pierre Fabre) to develop and commercialize F2695, a propriety selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression and other central nervous system disorders.  Pursuant to this agreement, the Company paid an upfront license fee of $75,000 to Pierre Fabre which was charged to research and development expense.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

8.  Intangible assets and license and collaboration agreements (amortization periods are stated in years):

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

The Company’s agreement with Ironwood relating to linaclotide qualifies as a collaboration agreement under ASC 808-10.  In September 2007, the Company entered into this collaboration agreement with Ironwood to co-develop and co-market Ironwood’s first-in-class compound linaclotide, currently being investigated for the treatment of constipation-predominant irritable bowel syndrome and chronic constipation.  Under the terms of the agreement, in fiscal 2008 the Company paid Ironwood a $70,000 upfront licensing fee which was charged to research and development expense.  During the September 2009 quarter, the Company paid Ironwood $45,000 in development milestones, of which $28,400 was charged to research and development expense and $16,600 was recorded as a preferred equity investment in Ironwood.  As a result of Ironwood’s initial public offering in February 2010, this investment was converted into publicly traded common shares.  At March 31, 2011, this investment had a value of $29,125 and is included under the heading “Marketable securities” in the Company’s Consolidated Balance Sheets at fair value.  Linaclotide has not yet been approved by the FDA.

9.  Accrued expenses:

Accrued expenses consist of the following:

March 31,	2011	2010
Managed care and Medicaid rebates	$271,955	$232,337
Employee compensation and other benefits	136,903	117,833
Clinical research and development costs	69,384	103,114
Reserve for USAO investigation (see Note 13)		170,000
Other	268,849	226,157
	$747,091	$849,441

10.  Debt facility:

On December 7, 2007, the Company established a $500,000 revolving credit facility for the purpose of providing additional financial liquidity for the financing of business development and corporate strategic initiatives.  The facility can be increased to $750,000 based upon agreement with the participating lenders and expires on December 7, 2012.  As of May 25, 2011, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

11.  Commitments:

Leases:  The Company leases manufacturing, laboratory, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2027.  Rent expense was approximately $33,047, $35,380 and $35,857 for fiscal years ended March 31, 2011, 2010 and 2009, respectively.  Future minimum rental payments under noncancellable leases are as follows:

Years ending March 31,
2012	$34,857
2013	30,064
2014	25,792
2015	19,652
2016	18,436
Thereafter	106,527
$235,328

License agreements: The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional milestone payments totaling approximately $1,166,000.  These milestone payments become due and are payable only upon the achievement of certain research and development (approximately $519,000) and regulatory approval (approximately $647,000) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Inventory purchase commitments: The Company has inventory purchase commitments of $216,438 as of March 31, 2011.

12.  Stockholders' equity:

Under the 2007 Equity Incentive Plan (the 2007 Plan) as amended in August 2010, 28,950 shares have been authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$20.55 to $30.00	3,289	8.3	$25.51	799	$24.47
30.01 to 50.00	11,711	5.6	37.28	6,448	40.23
50.01 to 63.44	2,085	3.0	52.76	1,527	53.22
	17,085	5.8	36.90	8,774	41.06

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

12.  Stockholders' equity:
Transactions under the stock option plan are summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:

Outstanding at March 31, 2008 (at $9.77 to $76.66 per share)	19,294	$40.38
Granted (at $20.55 to $38.33 per share)	2,989	28.62
Exercised (at $9.77 to $38.94 per share)	(715)	14.88
Forfeited	(2,715)	46.13

Outstanding at March 31, 2009(at $12.29 to $76.66 per share)	18,853	38.58
Granted (at $22.19 to $31.27 per share)	3,011	29.65
Exercised (at $12.29 to $24.67 per share)	(1,296)	13.41
Forfeited	(1,867)	47.07

Outstanding at March 31, 2010 (at $20.55 to $63.44 per share)	18,701	38.05
Granted (at $26.18 to $32.28 per share)	3,241	31.14
Exercised (at $20.55 to $31.27 per share)	(115)	25.17
Forfeited	(4,742)	37.79

Outstanding at March 31, 2011 (at $20.55 to $63.44 per share)	17,085	$36.90	5.5	$24,724

Exercisable at March 31, 2011	8,774	$41.06	3.7	$6,851

	Shares	Weighted average grant date fair value
Restricted stock:

Outstanding at March 31, 2008	451	$37.32
Granted	1,086	25.44
Vested	(133)	37.31
Forfeited	(44)	36.33

Outstanding at March 31, 2009	1,360	27.87
Granted	1,122	30.82
Vested	(525)	28.46
Forfeited	(71)	27.81

Outstanding at March 31, 2010	1,886	$29.46
Granted	1,272	31.82
Vested	(777)	29.61
Forfeited	(106)	29.88

Outstanding at March 31, 2011	2,275	$30.72

At March 31, 2011, 14,190 shares were available for grant.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

12.  Stockholders' equity:

The total intrinsic value of stock options exercised during the years ended March 31, 2011, 2010 and 2009 was $752, $23,203 and $8,234, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2011, 2010 and 2009 was $24,258, $15,518 and $3,366 respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2011, 2010 and 2009 were $10.00, $10.17 and $11.19, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2011, 2010 and 2009 was approximately $2,896, $1,374 and $3,378, respectively.  In connection with these exercises, the Company recorded a net tax provision of $747 for the year ended March 31, 2011 and a net tax benefit of $8,868 and $2,419, for the years ended March 31, 2010 and 2009, respectively.  The Company settles employee stock option exercises with newly issued common shares.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, Forest has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to the Company have been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with discovery regarding the claims of other plaintiffs.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In March 2011, the Company entered into a Stipulation of Settlement to resolve two derivative actions brought against the Company’s directors and certain of its officers and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  The Stipulation of Settlement also resolves a similar action captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence Olanoff, et al., Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants.  These derivative actions alleged that the Company’s directors and certain officers breached their fiduciary duties to the Company in connection with various matters relating to the marketing of Celexa and Lexapro which were in part the subject of a securities class action lawsuit which the Company settled in 2009 and the subject of legal actions taken by the United States Government and resolved by the Company in 2010.  The Stipulation of Settlement provides for the implementation of certain corporate governance measures, including procedures for the review of press releases concerning the results of clinical trials and the maintenance of various compliance policies and procedures relating to sales and promotional activities, as well as the payment of certain agreed legal fees of the plaintiffs.  The settlement does not require any other payment by the Company.  The settlement remains subject to certain confirmatory discovery and court approval.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) are pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are pending in actions brought by the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005) and Kansas (commenced November 3, 2008), as well as actions brought by the Commonwealth of Kentucky (commenced November 4, 2004) and the State of Utah (commenced in May 2008).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding (MDL) in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  Discovery is ongoing.  In May 2009, several defendants, including Forest, reached an agreement in principle to settle the action brought by the State of Alabama, and Forest has recently reached settlements in principle with the States of Hawaii and Iowa, as well as the New York Counties whose claims are pending in the MDL proceeding in Massachusetts.  The Company’s settlement payments are not material to its financial condition or results of operations and are fully covered by established reserves.  It is not anticipated that any trials involving Forest in these matters will take place before 2012.

Mr. Howard Solomon, the Company’s Chairman, Chief Executive Officer and President, has received a notice from the Office of the Inspector General, Department of Health and Human Services (OIG-HHS) indicating its intent to consider excluding Mr. Solomon from participating in federal healthcare programs.  This potential action by the OIG-HHS emanates from matters that the Company settled in 2010 with no finding of knowledge or wrongdoing by Mr. Solomon.  Mr. Solomon has until June 13, 2011 to respond to this notice explaining why he should not be so excluded.  Should the OIG-HHS determine after such response that Mr. Solomon should be excluded, Mr. Solomon would be required to step down from his present executive positions unless the effectiveness of such exclusion is enjoined by legal proceedings.  Mr. Solomon plans to commence litigation to prevent such exclusion from taking effect if the OIG-HHS determines to proceed.  The Company does not believe any such exclusion of Mr. Solomon is warranted and will support legal actions to challenge any such exclusion.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

FLI and FPI are defendants in three federal actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multidistrict litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under a number of state consumer protection statutes and state common laws.  Discovery currently is ongoing.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company received a subpoena dated April 20, 2011 from the Office of the United States Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  The Company co-marketed Benicar from 2002 to 2008 together with the drug’s originator Daiichi Sankyo, Inc. pursuant to co-promotion agreements.  The Company intends to cooperate in responding to the subpoena.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

On January 10, 2011, Apotex Inc. (Apotex) filed a two-count declaratory judgment action against Forest and H. Lundbeck A/S (Lundbeck) in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 (the ‘941 Patent) and 7,420,069 (the ‘069 Patent), which are listed in the FDA’s Orange Book for Lexapro.  The '941 Patent relates to escitalopram oxalate crystals of particular sizes and to methods for manufacturing escitalopram oxalate crystals, and the '069 Patent relates to tablets prepared from crystalline escitalopram oxalate particles of particular sizes.  This case does not impact the Company’s exclusive rights to escitalopram (Lexapro) under U.S. Patent No. RE34,712, which expires in March 2012.  On March 4, 2011, the Company filed a motion to dismiss for lack of subject matter jurisdiction.  That same day, Apotex filed a motion for summary judgment of non-infringement.  Briefing on both motions is complete.  A hearing on these pending motions will likely be held in July 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2006, an action was commenced in the United States District Court for the Southern District of New York against the Company and Lundbeck under the caption Infosint S.A. v. H. Lundbeck A/S, Lundbeck Inc. and Forest Laboratories, Inc.  On October 15, 2009, a jury reached a verdict finding that a claim of Infosint’s manufacturing process patent is valid and infringed by Forest’s importation and sale in the United States of certain “citalopram products,” and to the extent infringement was found, that the Company’s licensing partner Lundbeck induced any such infringement.  As part of this verdict, the jury awarded Infosint S.A. (Infosint) $15 million in damages.  On June 17, 2010, Judge Kaplan granted Forest and Lundbeck’s motion for judgment as a matter of law that Infosint’s patent is invalid for obviousness, which eliminated the jury’s damages award.  On March 11, 2011, the Federal Circuit affirmed Judge Kaplan’s decision without opinion.

During the quarter ended December 31, 2009, Infosint commenced comparable litigation against the Company’s subsidiary in the Republic of Ireland.  On November 24, 2010, Forest and Lundbeck reached an agreement with Infosint to stay the Irish proceedings until the counterpart UK proceedings between Lundbeck and Infosint (Forest is not a party to this action) were decided in the first instance.  Under this agreement, rulings in the UK regarding validity and infringement would also apply in Ireland.  The English trial was held from March 16-25, 2011.  On April 14, 2011, the trial court rendered judgment that Infosint’s UK patent is invalid.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

The Company currently is defending approximately fifty-six product liability lawsuits.  Seventeen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Thirty-eight of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  The Company also has been named in a lawsuit alleging Lexapro induced renal failure.  Each lawsuit seeks substantial compensatory and punitive damages.  The Company is vigorously defending these suits.

A multi-district proceeding (MDL) has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.  The Company has reached an agreement in principle to settle three of the suicidality lawsuits and continues to work to remove contingencies and finalize the agreements in principle.  The settlements in those three cases remain subject to several conditions.  Until the remaining proposed settlements are finalized, there is no guarantee that those cases will be resolved by the agreement in principle.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon the Company’s results of operations or financial condition.

Except for one case in New York, the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.  The Company expects the federal court MDL and the state court consolidation will ease the burden of defending these cases.  The Company hopes that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide the Company with a meaningful opportunity to vindicate its products.  However, litigation is inherently subject to uncertainty and the Company cannot predict or determine the outcome of this litigation.  The Company generally maintains $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act and the New York Labor Law.  The Company believes there is no merit to Plaintiff’s claims and intend to vigorously defend this matter.  The action is currently in the initial stages of discovery.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

13.  Contingencies:

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

14.  Income taxes:

The components of income before income tax expense were:

Years ended March 31,	2011	2010	2009

United States	$330,511	$386,214	$238,219
Foreign	1,007,225	564,472	732,315
Income before income tax expense	$1,337,736	$950,686	$970,534

The provision for income taxes consists of the following:

Years ended March 31,	2011	2010	2009
Current:
U.S. federal	$162,020	$227,181	$149,739
State and local	23,574	19,905	20,263
Foreign	56,866	43,558	46,884
	242,460	290,644	216,886
Deferred:
United States	45,997	(23,216)	(11,943)
Foreign	2,509	875	(2,152)
	48,506	(22,341)	(14,095)
	$290,966	$268,303	$202,791

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(17.9)	(11.3)	(18.9)
Research credit	(1.0)	(1.1)	(1.3)
State and local taxes, less federal tax benefit	1.1	1.4	0.7
Government investigation	2.1	0.0	3.1
Permanent differences and other items	2.5	4.2	2.3
	21.8%	28.2%	20.9%

The Company’s effective tax rate for fiscal years 2011, 2010 and 2009 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

14.  Income taxes:

Net deferred income taxes relate to the following timing differences:

March 31,	2011	2010
Inventory reserves	$45,149	$44,297
Receivable allowances and other reserves	40,776	45,497
Depreciation	(12,557)	(8,301)
Amortization	76,189	88,620
Carryforwards and credits	57,969	63,720
Accrued liabilities	38,631	23,486
Employee stock option tax benefits	23,196	26,673
Other (includes reserve for legal contingencies)	32,970	64,325
	302,323	348,317
Valuation allowance	(13,551)	(15,282)
Deferred taxes, net	$288,772	$333,035

The Company has certain state and local net operating loss carryforwards as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2011 and 2027.  Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company determined that it was more likely than not that these benefits will not be realized.

No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $5,444,746 at March 31, 2011 as the Company intends to indefinitely reinvest such earnings.

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

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2005 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which is currently reviewing fiscal years 2004, 2005 and 2006.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

As of March 31, 2011 the Company’s Consolidated Balance Sheet reflects UTBs (unrecognized tax benefits) of $426,398 of which $399,697 would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

	2011	2010
Balance as of April 1	$312,408	$228,534
Additions related to prior year positions	14,349	55,204
Reductions related to prior year positions	0	(2,135)
Reduction related to audit settlement	0	(18,237)
Reduction related to statute expiration	0	(18,789)
Additions related to current year positions	99,641	67,831
Balance as of March 31	$426,398	$312,408

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

14.  Income taxes:

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2011 and 2010, the Company recognized $17,748 and $18,931 of interest and penalties, respectively.  Accrued interest related to UTBs totaled $59,318 and $41,570 as of March 31, 2011 and 2010, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

15.  Quarterly financial data (unaudited):

	Net sales	Gross profit	Net income	Diluted earnings per share
2011
First quarter	$1,020,126	$788,422	$117,477	$0.39
Second quarter	1,037,264	791,024	286,110	1.00
Third quarter	1,063,878	815,450	320,707	1.11
Fourth quarter	1,091,858	854,249	322,476	1.12

2010
First quarter	$948,242	$731,498	$262,898	$0.87
Second quarter	962,714	741,553	186,662	0.61
Third quarter	997,002	749,354	210,232	0.69
Fourth quarter	995,566	756,773	22,591	0.07

16.  Subsequent Events:

On April 13, 2011, the Company completed its acquisition of Clinical Data, Inc. (Clinical Data), a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $30 per share, plus contingent consideration, per the Contingent Value Rights agreement (the CVR), of up to $6 per share, if certain milestones connected to sales of Viibryd™, one of the acquired products, are achieved.  With this acquisition, the Company gains access to Clinical Data’s recently approved anti-depressant, Viibryd, as well as other candidates in Clinical Data’s development pipeline including Phase III candidate, Stedivaze™.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer to acquire all of the outstanding shares of common stock of Clinical Data, all of the outstanding warrants to purchase shares that have exercise prices of $36.00 per share or less, and all of the outstanding convertible promissory notes.  The acquisition had no impact on the Company’s 2011 Consolidated Financial Statements.

The Company expects to fully integrate the operations of Clinical Data into its existing structure.  The aggregate consideration paid was approximately $1.3 billion, which the Company financed with existing cash.  The purchase price allocation has not yet been finalized; however, based on an initial assessment, the Company expects the majority of the purchase price to be allocated between intangible assets and goodwill.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts are in thousands except per share data)

16.  Subsequent Events:

The CVR may require additional consideration to be paid by the Company in the form of milestone payments connected to sales of Viibryd as follows:

•	$1 per share if U.S. net sales of Viibryd over four consecutive fiscal quarters within the first 5 years from the date of the close, reach or exceed $800 million.
•	$2 per share if U.S. net sales of Viibryd over four consecutive fiscal quarters within the first 6 years from the date of the close, reach or exceed $1.1 billion. and;
•	$3 per share if U.S. net sales of Viibryd over four consecutive fiscal quarters within the first 7 years, from the date of the close reach or exceed $1.5 billion.

The approximate range of undiscounted amounts we could be required to pay under the CVR is between zero and $275.0 million. The fair value of the contingent consideration will be finalized in conjunction with the purchase price allocation.

Viibryd (vilazodone HCl) is a novel antidepressant approved for the treatment of adults with major depressive disorder (MDD).  The efficacy of Viibryd was established in two 8-week, multi-center, randomized, double-blind, placebo-controlled studies in adult (18-80 years of age) outpatients who met the Diagnostic and Statistical Manual of Mental Disorders (DSM-IV-TR) criteria for MDD.  The Company expects to launch Viibryd in the U.S. during the second half of 2011.  Stedivaze is in Phase III development as a pharmacologic stress agent for radionuclide myocardial perfusion imaging (MPI).

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands)

General

Fiscal year 2011 was another robust year for Forest, as we reported solid financial performance, three product approvals, four new business development agreements, the announcement of our acquisition of Clinical Data, Inc. and significant progress in advancing and expanding our product development pipeline.  The year also marked strong sales of our key marketed products, Lexapro®, Namenda® Bystolic®, Savella® and our newest marketed product Teflaro®.

In February 2011, the U.S. Food and Drug Administration (FDA) approved the marketing of Daliresp™ (roflumilast).  Daliresp is a novel first in-class, once-daily, orally administered, selective phosphodiesterase 4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations.  Daliresp is the first and only selective PDE4 inhibitor approved by the FDA.  Pursuant to our agreement with Nycomed, upon FDA approval we made a milestone payment to Nycomed of approximately $182,000.  We plan to launch Daliresp in the second half of calendar 2011.

In October 2010, we received marketing approval from the FDA for Teflaro (ceftaroline) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria and common Gram-negative bacteria.  Teflaro is a member of the cephalosporin class of antibiotics, the most frequently prescribed class of antibiotics in the world.  FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  The rights to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company Limited (Takeda).  Pursuant to the license agreement, we made a milestone payment of $8,000 to Takeda upon FDA approval.  Teflaro became available to trade channels in January 2011.

On June 21, 2010, we received marketing approval from the FDA for Namenda XR™ (memantine hydrochloride) for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR is a 28 mg once-daily extended-release formulation of memantine.  We will launch Namenda XR at the appropriate time to assure the continued success of this growing franchise.

In June 2010, we entered into a collaboration agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of TTP399, a functionally liver selective glucokinase activator (GKA) compound discovered and being developed by TransTech for the treatment of type II diabetes.  Under the terms of the agreement, we made an upfront payment of $50,000 to TransTech which was charged to research and development expense.  We may also be obligated to pay TransTech milestone payments upon the successful development and commercialization of TTP399.  We will pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  We received exclusive worldwide rights excluding the Middle East and North Africa to TTP399.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

In November 2010, we entered into a collaboration and distribution agreement with Janssen Pharmaceutica, NV (Janssen), to commercialize Bystolic and Savella in Canada.  Under the terms of the agreement, we received upfront payments totaling approximately $4,000 from Janssen which were recorded to other income.  Janssen will assume responsibility for the Canadian regulatory approval of both products and also will be obligated to pay us milestones and sales-related royalties on the Canadian sales of Bystolic and Savella.

In December 2010, we entered into two agreements with Grünenthal GmbH (Grünenthal).  The first agreement was for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds being developed by Grünenthal for the treatment of moderate to severe chronic pain.  Under the terms of the agreement we made an upfront payment to Grünenthal of $66,125, and may be obligated to pay additional development and commercialization milestones and royalties on net sales.  Pursuant to the agreement we will have exclusive rights in the United States and Canada with an option to co-promote in Europe.  Grünenthal will have an option to co-promote in the United States and Canada.

Pursuant to the second agreement with Grünenthal, we acquired certain businesses and rights previously held by Grünenthal for colistin and all rights previously licensed by us to Grünenthal for Colobreathe.  Nebulized colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland as Colomycin®.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and currently being reviewed by the European Medicines Agency.  Under the terms of the agreement, we are obligated to pay Grünenthal approximately $100,000, of which approximately $70,000 was paid in December 2010, with the balance expected to be paid in fiscal 2012.

In September 2010, we finalized a settlement with the USAO and the DOJ to resolve all aspects of investigations, related to Celexa®, Lexapro and Levothroid®.  The settlement supplemented the agreement in principle, reached with the USAO and the Civil Division of the DOJ in May 2009.  In respect of the foregoing matters, we provided an additional reserve of $148,410 in the June 2010 quarter, bringing the total reserve to $313,000 plus accrued interest.  The final payment in connection with the resolution of these matters was made in March 2011, and as a result, there is no remaining reserve at March 31, 2011.

On May 18, 2010, the Board of Directors (the Board) authorized a 2010 Repurchase Program for up to 50 million shares of common stock.  All of the authorizations became effective immediately and have no set expiration dates.  On June 8, 2010, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase (ASR) transaction.  Pursuant to the ASR transaction, MSCO delivered to us 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program).  No additional shares were repurchased during fiscal 2011.  As of May 25, 2011, 38.8 million shares were available for repurchase under the 2010 Repurchase Program.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Financial Condition and Liquidity

Net current assets increased by $722,270 during fiscal 2011.  Cash, cash equivalents and marketable securities increased from cash generated by operating activities offset by the purchase of $500,000 of our common stock under the ASR program.  Of our total cash and marketable securities position at March 31, 2011, 32%, or about $1,397,000, was domiciled domestically, with the remainder held by our international subsidiaries.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  These investments are subject to general credit, liquidity and market risks and have been affected by the global credit crisis.  Accumulated unrealized losses increased by $7,495 to $18,972 on investments of $2,214,095 as compared with $11,477 in unrealized losses on investments of $2,172,738 at March 31, 2010.  We believe these unrealized losses to be temporary in nature.  Trade accounts receivable increased due to higher sales of our key marketed products.  Raw materials inventory decreased as we continue to manage Lexapro inventory at levels necessary to support sales as it approaches its March 2012 patent expiration.  Finished goods inventory increased in order to support continued demand for our products including the recently launched Teflaro.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets increased primarily due to an increase in our current tax asset account due to payments in excess of our provision.  License agreements, product rights and other intangibles before accumulated amortization increased primarily due to a payment of approximately $182,000 to Nycomed upon FDA approval of Daliresp, and approximately $95,000 recorded in connection with the license agreement with Grünenthal for the rights to colistin.  Accounts payable increased due to normal operating activities and accrued expense decreased due to payments made in connection with the settlement of the U.S. Attorney’s Office investigation.

Property, plant and equipment before accumulated depreciation increased from March 31, 2010, as we continued to invest in our technology and facilities.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones and capital investments.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2011:

	Payments due by period (In thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Operating lease obligations	$34,857	$55,856	$38,088	$106,527	$235,328
Inventory purchase commitments	216,438				216,438
	$251,295	$55,856	$38,088	$106,527	$451,766

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Potential future milestone payments to third parties under our collaboration and license agreements of approximately $1,166,000 were not included in the contractual obligations table as they are contingent on the achievement of certain research and development (approximately $519,000) and regulatory approval (approximately $647,000) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Forest’s income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2011, Forest had no off-balance sheet arrangements.

Results of Operations

Net sales increased $309,602 or 8% to $4,213,126 in fiscal 2011 from $3,903,524 in fiscal 2010 and increased $267,469 or 7% in fiscal 2010 as compared to $3,636,055 in fiscal 2009 primarily due to strong sales of our key marketed products.

Sales of Lexapro, our most significant product, were $2,315,880 in fiscal 2011, an increase of $45,527 from fiscal 2010, of which $163,699 was due to price increases offset by volume decreases of $118,172.  In fiscal 2010, Lexapro sales totaled $2,270,353 a decrease of $30,592 as compared to fiscal 2009, of which $140,614 was due to volume decreases offset by $110,022 of price increases.  Lexapro is indicated for the treatment of major depressive disorder (MDD) in adults and adolescents and generalized anxiety disorder (GAD) in adults.  While we expect Lexapro sales to remain strong through the majority of fiscal 2012, the patent for Lexapro will expire in March 2012 and we will face generic competition thereafter, which we expect will immediately and significantly erode sales going forward.

Sales of Namenda, our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 14%, an increase of $151,805 to $1,266,752 in fiscal 2011 as compared with fiscal 2010, of which $67,202 was due to volume increases and $84,603 was due to price increases.  In fiscal 2010, sales of Namenda grew 17%, an increase of $165,658 to $1,114,947 as compared to $949,289 in fiscal 2009, of which $87,084 was due to volume increases and $78,574 was due to price increases.  We anticipate that sales of Namenda will continue to grow.  Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol hydrochloride), our beta-blocker indicated for the treatment of hypertension, grew 48%, an increase of $85,469 to $264,323 in fiscal 2011 over the $178,854 in fiscal year 2010 primarily due to increased sales volume.  The U.S. composition of matter patent covering nebivolol hydrochloride is licensed from Mylan Inc. (Mylan) and expires in 2020; we submitted a patent term extension application to extend this patent until 2021.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Sales of Savella, our selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, achieved sales of $90,238 and $52,670 in fiscal 2011 and 2010 respectively, primarily due to sales volume increases.

Sales of Teflaro, our newest marketed product, launched in March 2011, achieved sales of $2,716 in fiscal 2011.  Teflaro is our broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections.  The remainder of the net sales change for the periods presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

Contract revenue for fiscal year 2011 was $165,356 compared to $208,474 in fiscal year 2010 and $208,999 in fiscal year 2009, primarily due to lower co-promotion income from our co-marketing agreement with Daiichi Sankyo, Inc. (Sankyo) for Benicar®.  Forest had been co-promoting Benicar, indicated for the treatment of hypertension, since May 2002.  Pursuant to the agreement with Sankyo, Forest’s active co-promotion of Benicar ended in the first quarter of fiscal 2009 and we now receive a gradually reducing residual royalty rate through March 2014.  We are no longer incurring any salesforce expenses for this product.

Other income decreased in fiscal 2011 as compared to fiscal year 2010 which increased from 2009 primarily due to a $40,000 upfront license payment received from AstraZeneca during fiscal 2010.  Interest income decreased in fiscal 2011 as compared to fiscal years 2010 and 2009 primarily due to lower average rates of return offset by higher levels of invested funds.

Cost of sales as a percentage of net sales was 22.9% in fiscal 2011, as compared with 23.7% in fiscal 2010 and 22.5% in fiscal 2009.  The higher percentage in fiscal 2010 is primarily due to a $14,000 one-time restructuring charge, related to our packaging operations on Long Island.

Selling, general and administrative expense increased to $1,402,111 in fiscal 2011 from $1,264,269 in fiscal 2010 which had decreased from $1,474,274 in fiscal 2009.  Fiscal 2011 and fiscal 2009 included charges of $148,410 and $170,000 respectively, related to the settlement of the U.S. Attorney’s Office investigation.  Fiscal 2009 also included a one-time charge of approximately $44,100 relating to the termination of the Azor® co-promotion agreement.

Research and development expense decreased to $715,872 in fiscal 2011 from $1,053,561 in fiscal 2010 which increased from $661,294 in fiscal 2009.  Fiscal 2011 included total licensing payments of $116,125; $50,000 to TransTech for the rights to TTP399 and $66,125 to Grünenthal for the rights to GRT 6005 and GRT 6006.  Development milestone expenses for fiscal 2011 totaled $27,219.  Fiscal 2010 included total licensing payments of $404,000 related to the Nycomed, Almirall and AstraZeneca license agreements and development milestone expenses of $60,900.  Fiscal 2009 included $150,000 in upfront licensing payments for two development projects.  The first was pursuant to an agreement with Phenomix Corporation for dutogliptin, which we later terminated.  The second was to Pierre Fabre Médicament (Pierre Fabre) for F2695.  Fiscal 2009 also included approximately $59,500 in development milestone expenses.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront payments.  For the years ended March 31, 2011, 2010 and 2009, research and development expense by category was as follows:

Category	2011	2010	2009
Third party development costs	$293,566	$317,051	$209,155
Internal and other development costs	278,962	271,610	242,691
Milestone and upfront payments	143,344	464,900	209,448
Total research and development expense	$715,872	$1,053,561	$661,294

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In fiscal 2011, these costs were largely related to clinical trials for aclidinium, linaclotide, cariprazine, ceftaroline and F2695.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront payments are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

Research and development expense also reflects the following:

•
In August 2009, we entered into a license agreement with Nycomed to develop and commercialize roflumilast (Daliresp) in the United States.  Daliresp is a novel first-in-class, once daily, orally administered selective phosphodiesterase 4 (PDE4) enzyme inhibitor developed by Nycomed for the treatment of COPD.  In February 2011, we received FDA approval for the marketing of Daliresp as a treatment to reduce the risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations.  We plan to launch Daliresp in the U.S in the second half of calendar 2011.

•
In January 2007, in connection with our acquisition of Cerexa, we acquired worldwide development and marketing rights (excluding Japan) to ceftaroline (Teflaro) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  On October 29, 2010, we received marketing approval from the FDA for Teflaro.  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive and common Gram-negative bacteria.  The FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.  Teflaro became available to trade channels in January 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel intravenous beta-lactamase inhibitor, avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization), in combination with our ceftaroline compound.  Avibactam is designed to be co-administered with select antibiotics to enhance their spectrum of activity.  In December 2009, we entered into an agreement with AstraZeneca A.B., which was executed contemporaneously with their acquisition of Novexel, which amended our prior agreement with Novexel.  This amended agreement provided us additional rights to all other products containing avibactam including the ceftazidime/avibactam combination which is currently being studied in Phase II clinical trials conducted by Novexel.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections and complicated urinary tract infections was presented at the European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) conference in May 2011.

•
In April 2006, we entered into an agreement with Almirall for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011 we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from these studies will serve as the core for the monotherapy U.S. NDA filing anticipated in mid-2011.  In January 2011 we also reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium and the beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher  bronchodilation effect compared to aclidinium alone and formoterol alone.  Following regulatory consultations, Phase III studies with the fixed-dose combination will commence in the second half of calendar 2011.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretions leading to increased bowel movement frequency, as well as reducing abdominal pain.  In November 2009, we reported positive top-line data for the two Phase III trials in CC.  In October 2010, we reported positive top-line results from the second of two Phase III trials in IBS-C.  Data from the studies in both indications showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  We anticipate filing an NDA for both indications in the third quarter of calendar 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Dollar amounts in thousands)

•
In December 2008, we entered into an agreement with Pierre Fabre to develop and commercialize levomilnacipran (F2695) in the United States and Canada for the treatment of depression.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In January 2011, we reported preliminary top-line results from a Phase III study of levomilnacipran for the treatment of MDD.  The primary endpoint was the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS).  Although the overall difference observed between the drug-treated and placebo-treated patients was not statistically significant, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial and was well tolerated.  These top-line results differ from results of a previous Phase II study which demonstrated statistically significant improvement compared to placebo (p>0.0001) on the primary endpoint, change from baseline in total score on the MADRS.  This Phase III study is part of an ongoing development program for levomilnacipran. Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway and results are expected to be available in the second half of calendar 2011.  If successful, we plan on filing an NDA with the FDA for F2695 in calendar 2012.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In August 2010, we reported top-line results from a Phase II trial for the treatment of bipolar depression and in February 2011, we reported top-line results from an 8-week Phase II proof of concept study of cariprazine as adjunctive therapy for MDD in patients not responsive to SRI antidepressants.  The primary endpoint in both studies was the MADRS score.  These studies were designed to be exploratory.  Although the overall difference observed between the drug-treated and placebo treated groups was not statistically significant, over the course of the trials there was evidence of a treatment effect in the high-dose arm of the study compared to placebo.  In addition, the tolerability results for cariprazine support further investigation in these patient populations.  Cariprazine is also undergoing Phase III trials for schizophrenia and acute bipolar mania and we expect to report top-line results from both programs during the second half of calendar 2011 and the first quarter of calendar 2012.  If successful, we expect to file an NDA for cariprazine with the FDA in calendar 2012.

•
In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds being developed by Grünenthal for the treatment of moderate to severe chronic pain.  GRT 6005 and GRT 6006 are novel first in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

•
In June 2010, we entered into a license agreement with TransTech for the development and commercialization of TTP399, a functionally liver selective glucokinase activator (GKA) discovered and being developed by TransTech for the treatment of Type II diabetes.  Early Phase I testing suggests that pharmacological enhancement of glucokinase activity may lower blood glucose in diabetic patients.  We expect to initiate a Phase II clinical program during calendar 2011.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s highly-potent, inhaled, once-daily administered long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid as a treatment of asthma and COPD.  In Phase II testing, LAS100977 administered once-daily, demonstrated that it has a fast onset of action and long-lasting efficacy and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in calendar 2011.

We also continue to support the development of the mGLuR1/5 compounds, which involve a series of novel compounds that target group 1 metabotropic glutamate receptors.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

Our effective tax rate decreased to 21.8% in fiscal 2011 as compared to 28.2% in fiscal 2010 and increased as compared to 20.9% in fiscal 2009.  The effective tax rate for fiscal 2011 was lower compared to fiscal 2010 due primarily to a higher proportion of earnings generated in lower taxed foreign jurisdictions as compared to the United States.  Effective tax rates can be affected by ongoing tax audits.  See Note 14 to the Consolidated Financial Statements.

We expect to continue our profitability into fiscal 2012 with continued sales growth in our principal promoted products.

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped.  As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations.  These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period.  Historically, our adjustments for actual future settlements have not been material.  If estimates are not representative of actual settlements, results could be materially affected.  Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $56,696 at March 31, 2011 and $37,865 at March 31, 2010.  Commercial discounts and other rebate accruals were $215,259 at March 31, 2011 and $194,472 at March 31, 2010.  Accruals for chargebacks, discounts and returns were $59,043 at March 31, 2011 and $69,045 at March 31, 2010.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	March 31, 2011	March 31, 2010

Beginning balance	$301,382	$277,894

Provision for rebates	699,920	576,836
Settlements	(662,798)	(558,960)
	37,122	17,876

Provision for returns	9,045	21,103
Change in estimate	(5,600)
Settlements	(12,463)	(20,045)
	(9,018)	1,058

Provision for chargebacks and discounts	370,108	354,677
Settlements	(368,596)	(350,123)
	1,512	4,554

Ending balance	$330,998	$301,382

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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