Form 10-Q
period 2011-06-30
FOREST LABORATORIES INC
filed 2011-08-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-5438

FOREST LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1798614 (I.R.S. Employer Identification No.)

909 Third Avenue New York, New York (Address of principal executive offices)	10022-4731 (Zip code)

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

Number of shares outstanding of Registrant's Common Stock as of August 8, 2011 274,555,930

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2011	March 31, 2011

Assets

Current assets:
Cash (including cash equivalent investments of $1,163,922 at June 30, 2011 and $2,128,006 at March 31, 2011)	$1,179,225	$2,137,838
Marketable securities	1,165,620	1,713,303
Accounts receivable, less allowance for doubtful accounts of $2,291 at June 30, 2011 and $2,298 at March 31, 2011	560,151	535,486
Inventories, net	512,341	451,365
Deferred income taxes	224,525	217,432
Other current assets	189,282	204,249
Total current assets	3,831,144	5,259,673

Non-current assets:
Marketable securities and investments	609,730	529,917

Property, plant and equipment	652,899	636,187
Less: accumulated depreciation	326,429	316,421
	326,470	319,766
Other assets:
Goodwill	713,091	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $554,346 at June 30, 2011 and $537,147 at March 31, 2011	1,738,744	725,494
Deferred income taxes		71,340
Other assets	1,395	1,299
Total other assets	2,453,230	813,098

Total assets	$7,220,574	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	June 30, 2011	March 31, 2011

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$231,477	$190,767
Accrued expenses and other liabilities	852,889	747,091
Total current liabilities	1,084,366	937,858

Long-term liabilities:
Income tax liabilities	515,151	485,716
Contingent acquisition liabilities	36,219
Deferred tax liabilities	299,589
	850,959	485,716
Contingencies (Note 11)

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 425,201 shares at June 30, 2011 and 424,982 shares at March 31, 2011	42,520	42,498
Additional paid-in capital	1,648,973	1,631,887
Retained earnings	8,366,526	8,108,389
Accumulated other comprehensive income	20,176	7,996
Treasury stock, at cost (150,672 shares at June 30, 2011 and 138,863 shares at March 31, 2011)	(4,792,946)	(4,291,890)
Total stockholders' equity	5,285,249	5,498,880

Total liabilities and stockholders' equity	$7,220,574	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2011	2010

Net sales	$1,104,135	$1,020,126
Contract revenue	40,639	39,804
Interest income	5,578	7,013
Other Income	1,579
	1,151,931	1,066,943

Costs and expenses:
Cost of sales	253,797	231,704
Selling, general and administrative	358,077	448,369
Research and development	194,443	219,657
	806,317	899,730

Income before income tax expense	345,614	167,213

Income tax expense	87,477	49,736

Net income	$258,137	$117,477

Net income per common share:

Basic	$0.90	$0.39
Diluted	$0.90	$0.39

Weighted average number of common shares outstanding:

Basic	285,801	300,950
Diluted	286,375	301,026

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2011	2010

Net income	$258,137	$117,477

Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,801	(13,782)
Pension liability adjustment, net of tax	1,542	(1,267)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	7,837	(10,180)

Other comprehensive income (loss)	12,180	(25,229)

Comprehensive income	$270,317	$92,248

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$258,137	$117,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,157	10,943
Amortization	17,199	6,461
Stock-based compensation expense	12,569	13,183
Deferred income tax benefit	(7,928)	(2,537)
Foreign currency transaction loss (gain)	1,111	(410)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(24,665)	71,219
Inventories, net	(52,057)	7,037
Other current assets	16,175	15,791
Other assets	8,554	76
Increase (decrease) in:
Accounts payable	29,319	(26,544)
Accrued expenses	80,014	119,602
Income tax liabilities	29,435	25,199
Net cash provided by operating activities	378,020	357,497

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,886)	(8,954)
Purchase of marketable securities	(414,456)	(533,723)
Redemption of marketable securities	885,951	567,013
Acquisitions	(1,262,651)
Purchase of trademarks	(40,747)
Net cash (used in) provided by investing activities	(847,789)	24,336

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	4,435	64
Excess tax benefit (provision) related to stock-based compensation	104	(171)
Treasury stock transactions	(501,056)	(500,784)
Net cash used in financing activities	(496,517)	(500,891)

Effect of exchange rate changes on cash	7,673	(20,784)
Decrease in cash and cash equivalents	(958,613)	(139,842)
Cash and cash equivalents, beginning of period	2,137,838	1,863,484
Cash and cash equivalents, end of period	$1,179,225	$1,723,642

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$15,653	$7,040

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included and the Company has evaluated subsequent events up to the date of this filing.  Operating results for the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  When used in these notes, the terms “Forest” or “Company” mean Forest Laboratories, Inc..  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended March 31, 2011.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements as they currently conform.

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

(In thousands)	June 30, 2011	March 31, 2011
Trade	$500,452	$482,725
Other	59,699	52,761
	$560,151	$535,486

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)	June 30, 2011	March 31, 2011
Raw materials	$70,493	$79,237
Work in process	9,203	18,569
Finished goods	432,645	353,559
	$512,341	$451,365

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Fair Value Measurements:

The following tables present the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$817,986	$794,931	$23,055
Municipal bonds and notes	14,816		14,816
Commercial paper	460,189	196,751	263,438
Variable rate demand notes	333,582		333,582
Floating rate notes	468,677	468,677
Auction rate securities	29,739			$29,739
Certificates of deposit	349,590	168,393	181,197
Corporate bonds	300,760		300,760
Government agency bonds	146,487		146,487

Description	Fair value at March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,560,484	$1,224,132	$336,352
Municipal bonds and notes	158,484		158,484
Commercial paper	807,604	349,067	458,537
Variable rate demand notes	201,025		201,025
Floating rate notes	250,247	250,247
Auction rate securities	34,539			$34,539
Certificates of deposit	595,713	293,978	301,735
Corporate bonds	518,513		518,513
Government agency bonds	215,492		215,492

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of June 30, 2011, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model using unobservable inputs.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis for the three months ended June 30, 2011:

   (In thousands)
Balance at March 31, 2011	$34,539
Sales	(4,800)
Balance at June 30, 2011	$29,739

There were no purchases or realized gains or losses within the Level 3 investments during the three months ended June 30, 2011.

FOREST LABORATORIES, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Fair Value Measurements: (Continued)
In addition to the above, the Company also has Level 3 fair value measurements related to the Clinical Data, Inc. (Clinical Data) acquisition, see Note 12 for further information.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill, license agreements, product rights and other intangible assets and long-lived assets.  The carrying amount of cash, accounts receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

(In thousands)	June 30, 2011
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$288,992	$172
Government agency bonds	87,498	96
Commercial paper	363,862	637	$	(22)
Certificates of deposit	132,265	82		(24)
Corporate bonds	99,722	132
Floating rate notes	193,281	3		(7,610)
Total current securities	1,165,620	1,122		(7,656)

Noncurrent:
Municipal bonds and notes	14,816	60
Government agency bonds	55,992	90
Corporate bonds	201,037	362
Auction rate securities	29,739			(1,906)
Floating rate notes	275,396	18		(5,245)
Total noncurrent securities	576,980	530		(7,151)

Total available-for-sale debt securities	$1,742,600	$1,652		$(14,807)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.      Marketable Securities: (Continued)

(In thousands)	March 31, 2011
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$178,435
Municipal bonds and notes	144,950	$195
Government agency bonds	160,894	207
Commercial paper	606,986	753	$	(107)
Certificates of deposit	241,964	73
Corporate bonds	252,146	289		(71)
Floating rate notes	127,928			(11,582)
Total current securities	1,713,303	1,517		(11,760)

Noncurrent:
Municipal bonds and notes	13,534	21
Government agency bonds	54,598	4,504		(122)
Certificates of deposit	9,436			(1)
Corporate bonds	266,366			(2,401)
Auction rate securities	34,539			(1,906)
Floating rate notes	122,319	391		(2,782)
Total noncurrent securities	500,792	4,916		(7,212)

Total available-for-sale debt securities	$2,214,095	$6,433		$(18,972)

Proceeds from the sales of available-for-sale debt securities were $886.0 million and $567.0 million for the three months ended June 30, 2011 and 2010, respectively.  Gross realized gains on those sales for the three months ended June 30, 2011 and 2010 were $1.6 million and $1.5 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $13.2 million and $12.5 million at June 30, 2011 and March 31, 2011, respectively have been included in Stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. of $32.7 million and $29.1 million at June 30, 2011 and March 31, 2011, respectively, which is held at fair market value based on the quoted market price for the related security.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.      Marketable Securities: (Continued)
Contractual maturities of available-for-sale debt securities at June 30, 2011, are as follows:

(In thousands)	Estimated fair value
Within one year	$1,165,620
1-5 years	501,525
5-10 years	49,161
After 10 years	26,294
$1,742,600

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

6.   License and Collaboration Agreements:

In April 2011, the Company entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) for the worldwide rights to azimilide.  Azimilide is a novel Class III antiarrhythmic agent originally developed by Proctor & Gamble Pharmaceuticals.  Pursuant to the agreement, the Company made an upfront payment of $40 million to Blue Ash which was charged to research and development expense as azimilide has not yet been approved by the U.S Food and Drug Administration (FDA).  The Company will be obligated to make future milestone payments upon the successful commercialization of azimilide and to pay royalties based on net sales of the product.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)	Three Months Ended
	June 30,
	2011	2010
Basic	285,801	300,950
Effect of assumed conversion of employee stock options	574	76
Diluted	286,375	301,026

Options to purchase approximately 13.2 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three-month period ended June 30, 2011 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2021.  Options to purchase approximately 18.1 million shares of common stock at exercise prices ranging from $20.55 to $63.44 per share that were outstanding during a portion of the three-month period ended June 30, 2010 were not included in the computation of diluted net income per share because they were anti-dilutive.

On June 3, 2011, the Company entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (2012 ASR).  As of June 30, 2011, the Company received 11.8 million shares under the 2012 ASR at an average price of $38.59 per share.  All remaining shares under the 2012 ASR, if any, up to a maximum of 1.7 million possible shares, will be received upon final settlement of the transaction, which is scheduled for no later than the fourth quarter of the fiscal year ending March 31, 2012, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company’s stock during the term of the 2012 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the forward purchase contract for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of June 30, 2011, based on the hedge period reference price of $38.59, approximately $45.5 million of the $500 million related to the transaction is recorded as a reduction to stockholders’ equity pending final settlement of the transaction.

On June 8, 2010, the Company entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (2011 ASR).  Pursuant to the 2011 ASR, MSCO delivered to the Company 16.9 million shares in the June 2010 quarter.  No additional shares were repurchased pursuant to the 2011 ASR and the transaction was settled in March 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2011, 14.2 million shares were available for grant.  Compensation expense of $12.6 million ($9.3 million net of tax) was recorded for the three-month period ended June 30, 2011.  For the three-month period ended June 30, 2010, compensation expense of $13.2 million ($10.1 million net of tax) was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC Topic 718-10 “Compensation–Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

(In thousands)	Three Months Ended
	June 30,
	2011	2010
Central nervous system	$942,582	$898,689
Cardiovascular	84,817	61,119
Other	76,736	60,318
	$1,104,135	$1,020,126

10.   Income Taxes:

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2004 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which is currently reviewing fiscal years 2004, 2005 and 2006.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review by the IRS could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of June 30, 2011, the Company had accrued an additional $3.9 million in interest for a total of $63.2 million related to the resolution of various income tax matters.

The Company’s effective tax rate was 25.3% for the three-month period ended June 30, 2011, as compared to 29.7% for the same period last year.  The decrease compared to last year was primarily due to the impact in the June 2010 quarter of the charge related to the settlement with the United States Department of Justice (DOJ).  Effective tax rates may be affected by ongoing tax audits.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.   Legal Proceedings:

On August 5, 2011, the Office of the Inspector General, Department of Health and Human Services (HHS - OIG) notified Mr. Howard Solomon, the Company's Chairman, Chief Executive Officer and President, that it has decided not to pursue his exclusion from federal healthcare programs.

As previously reported, Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (collectively, “Forest”), along with many other manufacturers, have been named as defendants in actions brought by various governmental entities regarding alleged overcharges for Medicaid drug reimbursement costs as a result of reporting by manufacturers of “Average Wholesale Prices.”  Forest has settled the action brought by the State of Alaska, as well as the claims of all of the New York Counties including those which were pending in State Court.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon its results of operations or financial condition taken as a whole.  Further, Forest, along with many other manufacturers, has now been named as a defendant in actions brought by the States of Louisiana and Oklahoma.  In addition, Forest has received a Civil Investigative Demand from the State of Texas regarding similar issues with respect to generic products distributed by Forest’s Inwood Laboratories Division.

As previously reported, Apotex Inc. (Apotex) filed a two-count declaratory judgment action against Forest and H. Lundbeck A/S (Lundbeck) in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 and 7,420,069, which are listed in the FDA’s Orange Book for Lexapro.  On June 30, 2011, while the Company’s motion to dismiss for lack of subject matter jurisdiction and Apotex’s motion for summary judgment were pending, Apotex filed a notice of voluntary dismissal without prejudice.

As previously reported, Infosint S.A. filed a patent infringement action against Forest’s Irish subsidiary and Lundbeck in the Republic of Ireland.  On November 24, 2010, Forest and Lundbeck reached an agreement with Infosint to stay the Irish proceedings until counterpart UK proceedings between Lundbeck and Infosint (Forest was not a party to that action) were decided in the first instance.  Under this agreement, rulings in the UK regarding validity and infringement would also apply in Ireland.  On April 14, 2011, the UK trial court rendered judgment that Infosint’s UK patent is invalid.  Accordingly, on May 30, 2011 the Irish court entered an order revoking Infosint’s IE patent.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant.  The third action, which also contains purported shareholder class claims, was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the HHS-OIG.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleges that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting.  The Company and its directors intend to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.   Legal Proceedings: (Continued)
In June 2011, the Company received two requests for books and records under Section 220 of the General Corporation Law of the State of Delaware from High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, and Icahn Partners LP (collectively, the Icahn Parties).  The first request, dated June 16, 2011, relates to documents concerning Forest’s Board of Directors’ decision to support Howard Solomon against potential exclusion by HHS-OIG.  The second request, dated June 21, 2011, relates to information about Forest’s stockholders and bylaws.  On June 28, 2011, the Icahn Parties filed a Complaint in the Delaware Court of Chancery seeking the production of documents related to the first books and records request.  To settle this Section 220 litigation, the Company provided certain documents to the Icahn Parties subject to a confidentiality order.  On August 3, 2011, the judge ordered that certain of such documents should be designated as non-confidential.

In July 2011, the Company also received a books and records request from another individual purporting to be a shareholder of the Company, which request is similar to the first books and records request from the Icahn Parties.

12.   Business Combinations:

On April 13, 2011, the Company completed its acquisition of Clinical Data, a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR), of up to $6 per share, if certain milestones connected to sales of Viibryd™, one of the acquired products, are achieved.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which we acquired all of the outstanding shares of common stock of Clinical Data, all of the outstanding warrants to purchase shares that had exercise prices of $36.00 per share or less, and all of the outstanding convertible promissory notes.

The Company expects to fully integrate the operations of Clinical Data into its existing structure.  The aggregate consideration paid was approximately $1.3 billion, which the Company financed with existing cash.

The CVR may require consideration to be paid by the Company in the form of milestone payments connected to sales of Viibryd as follows:

•	$1 per share if U.S. net sales of Viibryd, over four consecutive fiscal quarters within the first 5 years from the date of the close, reach or exceed $800 million,
•	$2 per share if U.S. net sales of Viibryd, over four consecutive fiscal quarters within the first 6 years from the date of the close, reach or exceed $1.1 billion and;
•	$3 per share if U.S. net sales of Viibryd, over four consecutive fiscal quarters within the first 7 years from the date of the close, reach or exceed $1.5 billion.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Business Combinations: (Continued)
The approximate range of undiscounted amounts we may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•  estimated net sales projections

•  the probability of success for sales milestones for Viibryd; and

•  the risk adjusted discount rate for fair value measurement

The fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of contingent consideration will be recorded in earnings.

With this acquisition, the Company gained access to Viibryd (vilazodone HCl), an antidepressant developed by Clinical Data for the treatment of adults with major depressive disorder (MDD).  Viibryd was approved by the FDA in January 2011.  The efficacy of Viibryd was established in two 8-week, multi-center, randomized, double-blind, placebo-controlled studies in adult (18-80 years of age) outpatients who met the Diagnostic and Statistical Manual of Mental Disorders (DSM-IV-TR) criteria for MDD.

In addition to Viibryd, the Company also obtained Clinical Data’s development pipeline including Phase III candidate apadenoson, which the Company expects to launch by 2014.  Apadenoson is in development as a pharmacologic stress agent for radionuclide myocardial perfusion imaging.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Business Combinations: (Continued)
The following table summarizes the Company’s purchase price allocation which includes the estimated fair values of the assets acquired, including goodwill and intangible assets, and liabilities assumed as of the acquisition date.  These amounts are provisional and subject to change:

(In thousands)
Asset acquired/ liability assumed	Fair value at acquisition date
Cash	$14,214
Inventory	8,919
Prepaid and other current assets	1,208
Property, plant and equipment	906
Other assets	8,650
Short term debt	(725)
Accounts payable	(11,391)
Accrued expenses	(25,059)
Deferred tax liabilities	(371,764)
Acquired contingent acquisition liabilities	(11,000)
Intangible assets	990,000
Goodwill	698,126
Total Net Assets Acquired	1,302,084

Cash paid	1,276,865
Fair value of contingent consideration	25,219
Total Purchase Price	$1,302,084

Acquired goodwill includes the combined synergies of the purchased business, the assembled workforce and the Company’s access to Viibryd, a drug indicated for depression; a therapeutic area in which the Company has extensive experience.  In Viibryd, the Company obtained a newly approved product that will join the Company’s portfolio of products, and will contribute to offsetting the expiration of the patent for Lexapro, which accounted for approximately 55% of the Company’s sales in fiscal 2011.  Lexapro faces patent expiration in March 2012.  In addition, the Company has gained access to Clinical Data’s earlier stage development projects in various therapeutic areas.  The intangible asset recorded at acquisition relates to Viibryd, which will be amortized over 12 years; the life of the Viibryd patent, which expires in 2023.  The acquired contingent liabilities relate to a previous acquisition and represent a Level 3 measurement within the fair value hierarchy.  The Company has begun the integration of Clinical Data, which will be absorbed into the Company’s current segment, and is expected to be fully integrated within the current calendar year with minimal carryover.  None of the goodwill is deductible for tax purposes.  The carrying amount of the goodwill at the end of the period was $698.1 million.

Viibryd sales were the only revenue generated from the acquisition for the quarter ended June 30, 2011, and totaled $7.3 million.  The Company does not track research and development expense by project and with the integration of Clinical Data, the expenses and net income attributed to the acquisition cannot be determined independently.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Business Combinations: (Continued)
Additional Pro Forma Information

The acquisition occurred during the first month of the current fiscal year, and assuming the acquisition occurred at the beginning of the year, the combined pro forma operating results would not be significantly different from the actual results presented in the Condensed Consolidated Statement of Income for the three months ended June 30, 2011.

In the prior year quarter, Viibryd was not an approved product, thus no significant additional revenue would have been generated, and the combined pro forma revenue for the quarter ended June 30, 2010 would be the same as presented in the Condensed Consolidated Statement of Income for the three months ended June 30, 2010.  Assuming the acquisition occurred at the beginning of the prior fiscal year, the combined pro-forma net income would be $107.7 million or $0.36 per share diluted ($0.36 per share basic), due to an operating loss by Clinical Data, primarily driven by research and development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues increased to $1.15 billion for the three-month period ended June 30, 2011 as compared to $1.07 billion for the same period last year due to strong sales of our key marketed products which include Lexapro®, Namenda®, Bystolic® and Savella® and also our newly marketed products:  Teflaro®, Daliresp™ and Viibryd™.  Net income increased $140.7 million as compared to the same period last year primarily due to the impact in the June 2010 quarter of a $148.4 million charge related to the settlement with the United States Department of Justice (DOJ).

On April 13, 2011, we completed our acquisition of Clinical Data, Inc. (Clinical Data), a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR), of up to $6 per share, if certain milestones connected to sales of Viibryd, one of the acquired products, are achieved.  Viibryd is an antidepressant developed by Clinical Data for the treatment of major depressive disorder (MDD) in adults, approved by the FDA in January 2011.  In addition to Viibryd, with this acquisition, we gained access to Clinical Data’s development pipeline including Phase III candidate, apadenoson, an A2A adenosine receptor agonist, being developed as a pharmacologic stress agent for radionuclide myocardial perfusion imaging.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which we acquired all of the outstanding shares of common stock of Clinical Data, all of the outstanding warrants to purchase shares that had exercise prices of $36.00 per share or less, and all of the outstanding convertible promissory notes.  The aggregate consideration paid was approximately $1.3 billion, which we financed with existing cash.

In April 2011, we entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) to acquire the worldwide rights to azimilide, a novel Class III antiarrhythmic agent originally developed by Proctor & Gamble Pharmaceuticals.  Pursuant to the agreement, we made an upfront payment of $40 million to Blue Ash and will be obligated to make future milestone payments upon the successful commercialization of azimilide and to pay royalties based on net sales of the product.  We will be responsible for all future development and commercialization costs.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In June 2011, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (2012 ASR).  The shares were repurchased under the 2010 Repurchase Program approved by the Board of Directors (the Board) in May 2010.  Pursuant to the transaction we received 11.8 million shares through June 30, 2011.  The transaction is expected to settle in our fourth quarter of fiscal 2012.  As of June 30, 2011, 27 million shares, of the 50 million shares authorized, were available for repurchase.

Financial Condition and Liquidity

Net current assets decreased by $1.6 billion from March 31, 2011.  Cash and cash equivalents and overall marketable securities and investments decreased by $1.4 billion primarily due to the acquisition of Clinical Data totaling approximately $1.3 billion and the purchase of $500 million of our common stock under the 2012 ASR program.  This was offset by cash generated by operating activities.  Of our total cash and cash equivalents and marketable securities position at June 30, 2011, 20%, or approximately $578.5 million, was domiciled domestically with the remainder held by our international subsidiaries.  Trade accounts receivable increased due to higher sales of our key marketed products.  Net inventories increased $61.0 million in order to support continued demand for our products including the launch of Teflaro, Daliresp and Viibryd.  Teflaro was launched in March 2011 and Daliresp and Viibryd will be formally launched at the end of August 2011.  We believe that current inventory levels are adequate to support continued demand for our products.  Goodwill increased $698.1 million as a result of the acquisition of Clinical Data.  License agreements, product rights and other intangibles before accumulated amortization increased $1.0 billion during the quarter primarily due to the Viibryd intangible included in the Clinical Data acquisition.  Accounts payable increased $40.7 million due to normal operating activities.  Accrued expenses and other liabilities increased $105.8 million primarily due to the timing of payments.

On May 18, 2010, the Board authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date.  On June 8, 2010, we entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (2011 ASR).  Pursuant to the 2011 ASR, we received 16.9 million shares in the June 2010 quarter (the remaining 5.7 million shares from the 2007 Repurchase Program and 11.2 million shares from the 2010 Repurchase Program).  The transaction settled in March 2011 and no additional shares were repurchased under the 2011 ASR.  On June 3, 2011, we entered into a second agreement with MSCO to repurchase an additional $500 million of our common stock utilizing the 2012 ASR.  Pursuant to the transaction, MSCO delivered to us 11.8 million shares, leaving us the authority to repurchase an additional 27.0 million shares from the 2010 Repurchase Program.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Net sales increased $84.0 million or 8.2% to $1.1 billion for the quarter ended June 30, 2011 from $1.0 billion in the June 30, 2010 quarter primarily due to continued growth of Namenda, Bystolic and Savella and sales of our newest products:  Teflaro, Daliresp and Viibryd.

Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder (GAD) in adults and our most significant product, recorded sales of $585.7 million in the current quarter.  This represents an increase of $20.5 million or 3.6% as compared to $565.2 million in the same period last year of which $50.1 million was due to price increases offset by volume decreases of $29.6 million as a result of a modest decline in market share offset by overall market growth.  While we expect Lexapro sales to remain strong through the majority of fiscal 2012, Lexapro’s patent is set to expire in March 2012 and we will face generic competition thereafter, which we expect will immediately and significantly erode sales going forward.

Sales of Namenda (memantine HCl), a N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased $12.1 million or 3.9% to $319.9 million for the quarter ended June 30, 2011 as compared with the June 30, 2010 quarter, primarily due to price increases. Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol), a beta-blocker indicated for the treatment of hypertension, grew 31.0%, and achieved sales of $78.0 million, an increase of $18.5 million as compared to $59.5 million for the quarter ended June 30, 2010 primarily due to increased sales volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia increased $5.3 million or 25.6% to $25.8 million as compared to $20.5 million for the same period last year.  Savella’s net sales change was primarily due to increased sales volume.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, launched in March of 2011, achieved sales of $2.7 million.

Daliresp (roflumilast), a selective phosphodiesterase 4 (PDE4) enzyme inhibitor, for the treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations, recorded sales of $8.5 million, principally from wholesaler stocking.

Viibryd (vilazodone HCl), an SSRI for the treatment of adults with MDD achieved sales of $7.3 million, principally from wholesaler stocking.  Daliresp and Viibryd became available to patients during the current quarter and will be formally launched in late August 2011.  The remainder of the net sales change for the period presented was due principally to volume and price fluctuations of our older and non-promoted product lines.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Contract revenue for the current quarter was $40.6 million compared to $39.8 million in the same period last year.

Interest income decreased slightly in the current quarter over the same period last year primarily due to lower average rates of return on lower levels of invested funds.

Cost of sales as a percentage of net sales was 23.0% for the June 2011 quarter, as compared with 22.7% in the same period last year.

Selling, general and administrative expense decreased to $358.1 million in the current quarter as compared to $448.4 million in the same period last year primarily due to the impact in the June 2010 quarter of the $148.4 million charge related to the settlement with the DOJ.  Excluding this charge selling, general and administrative expense increased 19.4% as compared to the same period last year.  The current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products, Bystolic, Savella and Teflaro, as well as launch activities related to Daliresp and Viibryd.

Research and development expense was $194.4 million in the current quarter as compared to $219.7 million in the same period last year.  Research and development spending in the current quarter included a $40.0 million payment to Blue Ash for azimilide, a novel Class III antiarrhythmic agent, while the prior year’s quarter included a licensing fee payment of $50.0 million to TransTech Pharma, Inc. (TransTech) for a novel class of glucose-lowering agents for the treatment of type II diabetes.  Excluding such payments, R&D spending reported in the current fiscal quarter decreased 9.0%.  There were no development milestone payments in the current quarter as compared to $20.1 million in development milestone expenses in the prior year’s quarter.  The current level of spending is that which is required to advance our current pipeline of development products.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront payments.  For the quarter ended June 30, 2011 and 2010, research and development expense by category was as follows:

(In thousands)

Category	2011	2010
Third party development costs	$80,736	$80,814
Internal and other development costs	73,707	68,793
Milestone and upfront payments	40,000	70,050
Total research and development expense	$194,443	$219,657

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In the quarter ended June 30, 2011, these costs were largely related to clinical trials for cariprazine, levomilnacipran, aclidinium and LAS100977. Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront payments are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Research and development expense reflects the following:

•
In January 2008, we entered into an agreement with Novexel, S.A. (Novexel) for the development, manufacture and commercialization of Novexel’s novel broad-spectrum intravenous beta-lactamase inhibitor, avibactam (formerly known as NXL104), in combination with our ceftaroline (Teflaro) compound.  Avibactam is designed to be co-administered with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  In December 2009, we entered into an agreement with AstraZeneca A.B., which was executed contemporaneously with its acquisition of Novexel, which amended our prior agreement with Novexel.  This amended agreement provided us additional rights to all other products containing avibactam including the ceftazidime/avibactam combination which is currently being studied in Phase II clinical trials conducted by Novexel.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections and complicated urinary tract infections was presented at the European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) conference in May 2011.  We will make the Phase III investment decision for the ceftazidime/avibactam program following the FDA’s feedback on the proposed Phase III clinical trial design.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011, we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from both studies served as the core for the monotherapy U.S. New Drug Application (NDA) filing submitted to the FDA in June 2011.  In January 2011 we also reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium and the long-acting beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Following regulatory consultations, Phase III studies with the fixed-dose combination will commence in the second half of calendar 2011.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretion leading to increased bowel movement frequency and modulates the activity of local nerves to reduce abdominal pain.  In November 2009, we reported positive top-line data for two Phase III trials in CC.  In October 2010, we reported positive top-line results from the second of two Phase III trials in IBS-C.  Data from the studies in both indications showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  We will file an NDA for both indications in the third quarter of calendar 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In July 2011, we reported top-line results from a randomized, double-blind, placebo-controlled, fixed-dose Phase III study of levomilnacipran for the treatment of adults with MDD.  Data from this study indicated statistically significant improvement was achieved for levomilnacipran treated patients for all dose groups compared to placebo on the primary efficacy endpoint which was change from baseline to end of week 8 in the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR) total score.  Further analyses of the data are ongoing.  This study is part of the ongoing development program for levomilnacipran for the treatment of MDD, which also includes a Phase III flexible-dose study reported in January 2011.  Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway and results are expected at the end of calendar 2011 and spring of 2012.  If successful, we plan on filing an NDA with the FDA for F2695 in calendar 2012.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In August 2010, we reported top-line results from a Phase II trial for the treatment of bipolar depression and in February 2011, we reported top-line results from an 8-week Phase II proof of concept study of cariprazine as adjunctive therapy for MDD in patients not responsive to SRI antidepressants.  The primary endpoint in both studies was the MADRS score.  These studies were designed to be exploratory.  Although the overall difference observed between the drug-treated and placebo treated groups was not statistically significant, over the course of the trials there was evidence of a treatment effect in the high-dose arm of the studies compared to placebo.  In addition, the tolerability results for cariprazine support further investigation in these patient populations.  Cariprazine is also undergoing Phase III trials for schizophrenia and acute bipolar mania and we expect to report top-line results from both programs during the second half of calendar 2011 and the first quarter of calendar 2012.  We expect to file an NDA for cariprazine for those two indications in calendar 2012.

•
In December 2009, we entered into a license agreement with Almirall to develop, market and distribute LAS100977 in the United States.  LAS100977 is Almirall’s highly-potent, inhaled, once-daily administered long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid for the dual indications of both asthma and COPD.  In Phase II testing, LAS100977 administered once-daily demonstrated that it has a fast onset of action and long-lasting efficacy and was well tolerated in patients with stable asthma.  Additional Phase II studies are planned to begin in the second half of calendar 2011.

•
In connection with our acquisition of Clinical Data completed in April 2011, we acquired apadenoson, a potent agonist of the adenosine A2A receptor subtype with improved selectivity for this receptor over other subtypes.  Apadenoson is a coronary vasodilator in Phase III development as a pharmacologic stress agent for radionuclide myocardial perfusion.  ASPECT 1 and ASPECT 2 are non-inferiority studies comparing apadenoson to Adenoscan™ and the primary endpoint is image concordance.  Enrollment is ongoing for the ASPECT 1 study and we began enrollment for ASPECT 2 in June 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
In December 2010, we entered into a license agreement with Grünenthal GmbH (Grünenthal) for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds being developed by Grünenthal for the treatment of moderate to severe chronic pain.  GRT 6005 and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

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

Our effective tax rate was 25.3% for the three-month period ended June 30, 2011, as compared to 29.7% for the same period last year.  The decrease compared to last year was primarily due to the impact in the June 2010 quarter of the charge related to the settlement with the DOJ.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the condensed consolidated financial statements.

We expect to continue our profitability in the current fiscal year with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Off-Balance Sheet Arrangements

At June 30, 2011, the Company had no off-balance sheet arrangements.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled “Forward Looking Statements.”

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $58.9 million at June 30, 2011 and $56.7 million at March 31, 2011.  Commercial discounts and other rebate accruals were $245.7 million at June 30, 2011 and $215.3 million at March 31, 2011.  Accruals for chargebacks, discounts and returns were $69.1 million and $59.0 million at June 30, 2011 and March 31, 2011, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month period in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	June 30, 2011	June 30, 2010

Beginning balance	$330,998	$301,382

Provision for rebates	216,508	156,196
Settlements	(181,809)	(154,867)
	34,699	1,329

Provision for returns	6,672	2,193
Settlements	(3,243)	(2,011)
	3,429	182

Provision for chargebacks and discounts	99,865	97,015
Settlements	(95,236)	(95,607)
	4,629	1,408

Ending balance	$373,755	$304,301

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actuals as these deductions are settled generally within 2-3 weeks of incurring the liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations may be exposed to fluctuations in currency values and interest rates.  These fluctuations can vary the costs of financing, investing and operating transactions.  Because we had no debt and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.

Item 4. Controls and Procedures

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the 2011 10-K).

On August 5, 2011, the Office of the Inspector General, Department of Health and Human Services (HHS - OIG) notified Mr. Howard Solomon, the Company's Chairman, Chief Executive Officer and President, that it has decided not to pursue his exclusion from federal healthcare programs.

As previously reported, Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (collectively, “Forest”), along with many other manufacturers, have been named as defendants in actions brought by various governmental entities regarding alleged overcharges for Medicaid drug reimbursement costs as a result of reporting by manufacturers of “Average Wholesale Prices.”  Forest has settled the action brought by the State of Alaska, as well as the claims of all of the New York Counties including those which were pending in State Court.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon its results of operations or financial condition taken as a whole.  Further, Forest, along with many other manufacturers, has now been named as a defendant in actions brought by the States of Louisiana and Oklahoma.  In addition, Forest has received a Civil Investigative Demand from the State of Texas regarding similar issues with respect to generic products distributed by Forest’s Inwood Laboratories Division.

As previously reported, Apotex Inc. (Apotex) filed a two-count declaratory judgment action against Forest and H. Lundbeck A/S (Lundbeck) in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 and 7,420,069, which are listed in the FDA’s Orange Book for Lexapro.  On June 30, 2011, while the Company’s motion to dismiss for lack of subject matter jurisdiction and Apotex’s motion for summary judgment were pending, Apotex filed a notice of voluntary dismissal without prejudice.

As previously reported, Infosint S.A. filed a patent infringement action against Forest’s Irish subsidiary and Lundbeck in the Republic of Ireland.  On November 24, 2010, Forest and Lundbeck reached an agreement with Infosint to stay the Irish proceedings until counterpart UK proceedings between Lundbeck and Infosint (Forest was not a party to that action) were decided in the first instance.  Under this agreement, rulings in the UK regarding validity and infringement would also apply in Ireland.  On April 14, 2011, the UK trial court rendered judgment that Infosint’s UK patent is invalid.  Accordingly, on May 30, 2011 the Irish court entered an order revoking Infosint’s IE patent.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant.  The third action, which also contains purported shareholder class claims, was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the HHS-OIG.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleges that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting.  The Company and its directors intend to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In June 2011, the Company received two requests for books and records under Section 220 of the General Corporation Law of the State of Delaware from High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, and Icahn Partners LP (collectively, the Icahn Parties).  The first request, dated June 16, 2011, relates to documents concerning Forest’s Board of Directors’ decision to support Howard Solomon against potential exclusion by HHS-OIG.  The second request, dated June 21, 2011, relates to information about Forest’s stockholders and bylaws.  On June 28, 2011, the Icahn Parties filed a Complaint in the Delaware Court of Chancery seeking the production of documents related to the first books and records request.  To settle this Section 220 litigation, the Company provided certain documents to the Icahn Parties subject to a confidentiality order.  On August 3, 2011, the judge ordered that certain of such documents should be designated as non-confidential.

In July 2011, the Company also received a books and records request from another individual purporting to be a shareholder of the Company, which request is similar to the first books and records request from the Icahn Parties.

Item 1A. Risk Factors

The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K except for the following:

1.	Our Consolidated Financial Statements may be impacted in future periods based on the accuracy of our valuations of our acquired businesses.

Accounting for our acquisition of Clinical Data involves complex and subjective valuations of the assets and liabilities of the acquired entity, as well as the contingent consideration, which is recorded in the Company’s Consolidated Financial Statements pursuant to the general accounting rules applicable for business combinations.  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our Consolidated Financial Statements in future periods.

2.	We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

As of June 30, 2011, goodwill and other intangibles represent approximately 34% of our total assets; a significant portion.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill or other intangible assets occur.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On May 18, 2010, the Board authorized the 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.  On June 3, 2011, we entered into an agreement with Morgan Stanley & Co. Incorporated (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (2012 ASR).  Pursuant to the 2012 ASR transaction, MSCO delivered to us 11.8 million shares in the quarter.  As of August 8, 2011, 27.0 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

The following table summarizes the repurchase of common stock under the 2010 Repurchase Program during the first quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
4/1/11 through 4/30/11	-	-	-	-

5/1/11 through 5/31/11	-	-	-	-

6/1/11 through 6/30/11	11,780,006	$38.59	11,780,006	26,983,342
	11,780,006		11,780,006	26,983,342

Item 6.	Exhibits

Exhibit 10.1
Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement between Forest Laboratories, Inc. and Morgan Stanley & Co. Incorporated dated June 3, 2011.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) dated June 3, 2011.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are the following materials, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2011

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer