Form 10-Q
period 2011-09-30
FOREST LABORATORIES INC
filed 2011-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Number of shares outstanding of Registrant's Common Stock as of November 8, 2011: 267,153,114

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2011	March 31, 2011

Assets

Current assets:
Cash (including cash equivalent investments of $1,140,417 at September 30, 2011 and $2,128,006 at March 31, 2011)	$1,157,337	$2,137,838
Marketable securities	1,047,307	1,713,303
Accounts receivable, less allowance for doubtful accounts of $2,270 at September 30, 2011 and $2,298 at March 31, 2011	573,293	535,486
Inventories, net	430,519	451,365
Deferred income taxes	228,430	217,432
Other current assets	174,658	204,249
Total current assets	3,611,544	5,259,673

Non-current assets:
Marketable securities and investments	667,681	529,917

Property, plant and equipment	672,203	636,187
Less: accumulated depreciation	335,276	316,421
	336,927	319,766
Other assets:
Goodwill	713,091	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $576,252 at September 30, 2011 and $537,147 at March 31, 2011	1,717,797	725,494
Deferred income taxes		71,340
Other assets	8,664	1,299
Total other assets	2,439,552	813,098

Total assets	$7,055,704	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	September 30, 2011	March 31, 2011

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$99,546	$190,767
Accrued expenses and other liabilities	909,220	747,091
Total current liabilities	1,008,766	937,858

Long-term liabilities:
Income tax liabilities	540,212	485,716
Contingent acquisition liabilities	36,219
Deferred tax liabilities	293,510
	869,941	485,716
Contingencies (Note 11)

Stockholders' equity:
Series preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 427,533 shares at September 30, 2011 and 424,982 shares at March 31, 2011	42,753	42,498
Additional paid-in capital	1,664,505	1,631,887
Retained earnings	8,616,339	8,108,389
Accumulated other comprehensive (loss) income	(3,007)	7,996
Treasury stock, at cost (160,383 shares at September 30, 2011 and 138,863 shares at March 31, 2011)	(5,143,593)	(4,291,890)
Total stockholders' equity	5,176,997	5,498,880

Total liabilities and stockholders' equity	$7,055,704	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$1,130,250	$1,037,264	$2,234,385	$2,057,390
Contract revenue	33,579	42,402	74,218	82,206
Interest income	5,086	8,493	10,665	15,506
Other income	164		1,742
	1,169,079	1,088,159	2,321,010	2,155,102

Costs and expenses:
Cost of sales	263,984	246,240	517,781	477,944
Selling, general and administrative	388,657	316,386	746,734	764,755
Research and development	197,331	154,511	391,774	374,168
	849,972	717,137	1,656,289	1,616,867

Income before income tax expense	319,107	371,022	664,721	538,235

Income tax expense	69,294	84,912	156,771	134,648

Net income	$249,813	$286,110	$507,950	$403,587

Net income per common share:

Basic	$0.91	$1.00	$1.82	$1.37
Diluted	$0.91	$1.00	$1.81	$1.37

Weighted average number of common shares outstanding:

Basic	273,196	287,401	279,449	294,139
Diluted	273,753	287,491	280,015	294,222

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010

Net income	$249,813	$286,110	$507,950	$403,587

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(7,917)	15,442	(5,116)	1,661
Pension liability adjustment, net of tax	840	120	2,382	(1,147)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period, net of tax	(16,106)	2,403	(8,269)	(7,777)

Other comprehensive (loss) income	(23,183)	17,965	(11,003)	(7,263)

Comprehensive income	$226,630	$304,075	$496,947	$396,324

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$507,950	$403,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,278	21,567
Amortization	39,105	11,514
Stock-based compensation expense	26,457	25,291
Deferred income tax benefit	(17,912)	(14,891)
Foreign currency transaction loss	1,006	122
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(37,807)	23,774
Inventories, net	29,765	12,953
Other current assets	30,799	35,747
Other assets	1,285	(856)
Increase (decrease) in:
Accounts payable	(102,612)	(17,941)
Accrued expenses and other liabilities	136,345	40,098
Income tax liabilities	54,496	49,851
Net cash provided by operating activities	689,155	590,816

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,761)	(16,550)
Purchase of marketable securities	(1,137,528)	(1,679,584)
Redemption of marketable securities	1,659,135	1,281,918
Acquisitions	(1,262,651)
Purchase of trademarks	(42,106)
Net cash used in investing activities	(819,911)	(414,216)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	6,069	712
Tax benefit related to stock-based compensation	346	32
Treasury stock transactions	(851,703)	(501,290)
Net cash used in financing activities	(845,288)	(500,546)

Effect of exchange rate changes on cash	(4,457)	(395)
Decrease in cash and cash equivalents	(980,501)	(324,341)
Cash and cash equivalents, beginning of period	2,137,838	1,863,484
Cash and cash equivalents, end of period	$1,157,337	$1,539,143

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$86,008	$74,161

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events up to the date of this filing.  Operating results for the six-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2011.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 Intangibles - Goodwill and Other: Testing Goodwill for Impairment.  This ASU amends FASB Codification Topic 350 to provide an option for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements.

In May 2011, the FASB released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”.  This standard will be effective beginning in the first calendar quarter of 2012.  The adoption of this standard will not have a significant impact on the Company’s financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

(In thousands)
	September 30, 2011	March 31, 2011
Trade	$520,881	$482,725
Other	52,412	52,761
	$573,293	$535,486

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	September 30, 2011	March 31, 2011
Raw materials	$67,044	$79,237
Work in process	6,255	18,569
Finished goods	357,220	353,559
	$430,519	$451,365

4.   Fair Value Measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$856,898	$824,791	$32,107
Municipal bonds and notes	46,692		46,692
Commercial paper	625,992	264,662	361,330
Variable rate demand notes	4,000		4,000
Floating rate notes	427,702	427,702
Auction rate securities	26,294			$26,294
Certificates of deposit	334,575	116,109	218,466
Corporate bonds	430,198		430,198
Government agency bonds	97,473		97,473

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

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of September 30, 2011, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)
Six Months Ended September 30, 2011
Balance at March 31, 2011	$34,539
Sales	(8,245)
Balance at September 30, 2011	$26,294

There were no purchases or realized gains or losses within the Level 3 investments during the six-month period ended September 30, 2011.

In addition to the above, the Company also has Level 3 fair value measurements related to the Clinical Data, Inc. (Clinical Data) acquisition; see Note 12 for further information.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

	September 30, 2011
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$21,809	$47
Government agency bonds	40,015	2	$	(23)
Commercial paper	499,920	581		(6)
Certificates of deposit	137,369	138		(57)
Corporate bonds	137,188	37
Floating rate notes	211,006	31		(4,238)
Total current securities	1,047,307	836		(4,324)

Noncurrent:
Municipal bonds and notes	24,883	14
Government agency bonds	57,458	150
Commercial paper	26,839			(1)
Corporate bonds	293,010	53		(1,396)
Auction rate securities	26,294			(1,906)
Floating rate notes	216,696			(14,747)
Total noncurrent securities	645,180	217		(18,050)

Total available-for-sale debt securities	$1,692,487	$1,053		$(22,374)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.      Marketable Securities: (Continued)

	March 31, 2011
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Variable rate demand notes	$178,435
Municipal bonds and notes	144,950	$195
Government agency bonds	160,894	207
Commercial paper	606,986	753	$	(107)
Certificates of deposit	241,964	73
Corporate bonds	252,146	289		(71)
Floating rate notes	127,928			(11,582)
Total current securities	1,713,303	1,517		(11,760)

Noncurrent:
Municipal bonds and notes	13,534	21
Government agency bonds	54,598	4,504		(122)
Certificates of deposit	9,436			(1)
Corporate bonds	266,366			(2,401)
Auction rate securities	34,539			(1,906)
Floating rate notes	122,319	391		(2,782)
Total noncurrent securities	500,792	4,916		(7,212)

Total available-for-sale debt securities	$2,214,095	$6,433		$(18,972)

Proceeds from the sales of available-for-sale debt securities were $1.7 billion and $1.3 billion for the six months ended September 30, 2011 and 2010, respectively.  Gross realized gains on those sales for the six months ended September 30, 2011 and 2010 were $2.3 million and $3.3 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $21.3 million and $12.5 million at September 30, 2011 and March 31, 2011, respectively, have been included in stockholders’ equity:  accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. of $22.5 million and $29.1 million at September 30, 2011 and March 31, 2011, respectively, which is held at fair market value based on the quoted market price for the related security.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.      Marketable Securities: (Continued)

Contractual maturities of available-for-sale debt securities at September 30, 2011, are as follows:

(In thousands)
Estimated fair value
Within one year	$1,047,307
1-5 years	581,821
5-10 years	41,036
After 10 years	22,323
$1,692,487

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to continue to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and Collaboration Agreements:

In April 2011, the Company entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) for the worldwide rights to azimilide.  Azimilide is a novel Class III antiarrhythmic agent originally developed by Proctor & Gamble Pharmaceuticals.  Pursuant to the agreement, the Company made an upfront payment of $40 million to Blue Ash which was charged to research and development expense as azimilide has not yet been approved by the U.S. Food and Drug Administration (FDA).  The Company will be obligated to make future milestone payments upon the successful commercialization of azimilide and to pay royalties based on net sales of the product.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.   License and Collaboration Agreements: (Continued)

In June 2010, the Company entered into an agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of small molecule compounds discovered and developed by TransTech.  These glucokinase activator (GKA) compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront payment of $50 million in June 2010 and a milestone payment of $5 million in September 2011 to TransTech which were both recorded to research and development expense.  The Company may be obligated to pay TransTech up to $1.1 billion in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  The Company will also pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  TransTech retained the rights to the Middle East and North Africa, while the Company received exclusive rights to the rest of the worldwide market.

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010
Basic	273,196	287,401	279,449	294,139
Effect of assumed conversion of employee stock options	557	90	566	83
Diluted	273,753	287,491	280,015	294,222

Options to purchase approximately 13.0 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share and options to purchase approximately 13.1 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2011, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2021.  Options to purchase approximately 17.9 million shares of common stock at exercise prices ranging from $22.19 to $59.05 per share and options to purchase approximately 18.0 million shares of common stock at exercise prices ranging from $22.19 to $63.44 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2010, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  Those options expire through 2020.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.   Net Income Per Share: (Continued)

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction (August 2011 ASR) entered into with Morgan Stanley & Co. LLC (MSCO).  As of September 30, 2011, the Company received 9.7 million shares under the August 2011 ASR at an average price of $32.83 per share.  All remaining shares under the August 2011 ASR, if any, up to a maximum of 1.2 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the August 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the August 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of September 30, 2011, based on the hedge period reference price of $32.83, approximately $31.8 million of the $350 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (June 2011 ASR).  As of September 30, 2011, the Company received 11.8 million shares under the June 2011 ASR at an average price of $38.59 per share.  All remaining shares under the June 2011 ASR, if any, up to a maximum of 1.7 million shares, will be received upon final settlement of the transaction.  In conjunction with the August 2011 ASR, the Company amended the June 2011 ASR to extend the second hedge reference period and the final settlement is now scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the June 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the June 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of September 30, 2011, based on the hedge period reference price of $38.59, approximately $45.5 million of the $500 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

On June 8, 2010, the Company entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (June 2010 ASR).  Pursuant to the June 2010 ASR, MSCO delivered to the Company 16.9 million shares in the June 2010 quarter.  As of September 30, 2010, approximately $45.5 million of the $500 million related to the transaction was recorded as a reduction to stockholders' equity pending final settlement of the transaction.  No additional shares were repurchased pursuant to the June 2010 ASR and the transaction was settled in March 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2011, 13.5 million shares were available for grant.  Compensation expense of $13.9 million ($10.7 million net of tax) and $26.5 million ($20.0 million net of tax) was recorded for the three and six-month periods ended September 30, 2011, respectively.  For the three and six-month periods ended September 30, 2010, compensation expense of $12.1 million ($9.5 million net of tax) and $25.3 million ($19.6 million net of tax) respectively, was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC Topic 718-10 “Compensation–Stock Compensation” takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010

Central nervous system	$967,592	$904,376	$1,910,174	$1,803,065
Cardiovascular	89,745	65,387	174,563	134,407
Other	72,913	67,501	149,648	119,918
	$1,130,250	$1,037,264	$2,234,385	$2,057,390

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2011, the Company had accrued an additional $7.7 million in interest for a total of $67.0 million related to the resolution of various income tax matters.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.   Income Taxes: (Continued)

The Company’s effective tax rate was 21.7% and 23.6% for the three and six-month periods ended September 30, 2011, as compared to 22.9% and 25.0% for the same periods last year.  The decreases in the current three and six-month periods compared to last year were primarily due to the impact, in the June 2010 quarter, of a charge of $148.4 million related to the settlement with the United States Department of Justice.  Effective tax rates may be affected by ongoing tax audits.

11.   Contingencies:

As previously reported, Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (collectively, Forest), along with many other manufacturers, have been named as defendants in actions brought by various government entities regarding alleged overcharges for Medicaid drug reimbursement costs as a result of reporting by manufacturers of “Average Wholesale Prices.”  Forest has now settled in principle the actions brought by the State of Oklahoma, as well as the action brought by the State of Mississippi on behalf of its State and School Employees’ Life and Health Insurance Plan.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon its results of operations or financial condition taken as a whole.

As previously reported, Apotex Inc. (Apotex) filed a two-count declaratory judgment action against Forest and H. Lundbeck A/S (Lundbeck) in the U.S. District Court for the Eastern District of Michigan for non-infringement of U.S. Patent Nos. 6,916,941 and 7,420,069, which are listed in the FDA’s Orange Book for Lexapro®.  On June 30, 2011, while the Company’s motion to dismiss for lack of subject matter jurisdiction and Apotex’s motion for summary judgment were pending, Apotex filed a notice of voluntary dismissal without prejudice.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.   Contingencies: (Continued)

As previously reported, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of the Inspector General, Department of Health and Human Services (HHS-OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  The plaintiffs in the Israni and Greenbaum actions filed a Consolidated Amended Complaint on October 7, 2011.  The Company filed a motion to dismiss in the Hawley action on September 30, 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

12.   Business Combinations:

On April 13, 2011, the Company completed its acquisition of Clinical Data, a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR) of up to $6 per share if certain milestones connected to sales of Viibryd®, one of the acquired products, are achieved.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which we acquired all of the outstanding shares of common stock of Clinical Data and all related securities.

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

The approximate range of undiscounted amounts we may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•  estimated net sales projections

•  the probability of success for sales milestones for Viibryd; and

•  the risk adjusted discount rate for fair value measurement

The fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of the contingent consideration will be recorded in earnings.  As of September 30, 2011, there was no change in the fair value of the contingent consideration.

With this acquisition, the Company gained access to Viibryd (vilazodone HCl), an antidepressant developed by Clinical Data for the treatment of adults with major depressive disorder (MDD).  Viibryd was approved by the FDA for this indication in January 2011.  The efficacy of Viibryd was established in two 8-week, multi-center, randomized, double-blind, placebo-controlled studies in adult (18-80 years of age) outpatients who met the Diagnostic and Statistical Manual of Mental Disorders (DSM-IV-TR) criteria for MDD.

In addition to Viibryd, the Company also obtained Clinical Data’s development pipeline including Phase III candidate apadenoson, which the Company expects to launch by 2014, subject to FDA approval.  Apadenoson is in development as a pharmacologic stress agent for radionuclide myocardial perfusion imaging.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Business Combinations: (Continued)

The following table summarizes the Company’s purchase price allocation which includes the estimated fair values of the assets acquired, including goodwill and intangible assets, and liabilities assumed as of the acquisition date.  These amounts are provisional and subject to change:

(In thousands)

Asset acquired/liability assumed	Fair value at acquisition date
Cash	$14,214
Inventory	8,919
Prepaid and other current assets	1,208
Property, plant and equipment	906
Other assets	8,650
Short term debt	(725)
Accounts payable	(11,391)
Accrued expenses	(25,059)
Deferred tax liabilities	(371,764)
Acquired contingent acquisition liabilities	(11,000)
Intangible assets	990,000
Goodwill	698,126
Total net assets acquired	$1,302,084

Cash paid	$1,276,865
Fair value of contingent consideration	25,219
Total purchase price	$1,302,084

Acquired goodwill includes the combined synergies of the purchased business, the assembled workforce and the Company’s access to Viibryd, a drug indicated for MDD in adults; a therapeutic area in which the Company has extensive experience.  In Viibryd, the Company obtained a newly approved product that has joined the Company’s portfolio of products, and will contribute to offsetting the expiration of the patent for Lexapro, which accounted for approximately 55% of the Company’s sales in fiscal 2011.  Lexapro faces patent expiration in March 2012.  In addition, the Company has gained access to Clinical Data’s earlier stage development projects in various therapeutic areas.  The intangible asset recorded at acquisition relates to Viibryd, which will be amortized over 12 years reflecting the life of the Viibryd patent which expires in 2023.  The acquired contingent liabilities relate to a previous acquisition and represent a Level 3 measurement within the fair value hierarchy.  The Company has begun the integration of Clinical Data, which will be absorbed into the Company’s current segment, and is expected to be fully integrated within the current calendar year with minimal carryover.  None of the goodwill is deductible for tax purposes.  The carrying amount of the goodwill at the end of the period was $698.1 million.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.   Business Combinations: (Continued)

Viibryd sales were the only revenue generated from the acquisition for the three and six-month periods ended September 30, 2011, and totaled $5.3 million and $12.6 million, respectively.  The Company does not track research and development expense by project and with the integration of Clinical Data, the expenses and net income attributed to the acquisition cannot be determined independently.

Additional Pro Forma Information

The acquisition occurred during the first month of the current fiscal year, and assuming the acquisition occurred at the beginning of the year, the combined pro forma operating results would not be significantly different from the actual results presented in the Condensed Consolidated Statement of Income for the three and six-month periods ended September 30, 2011.

In the prior year periods, Viibryd was not an approved product, thus no significant additional revenue would have been generated and the combined pro forma revenue for the three and six-month periods ended September 30, 2010 would be the same as presented in the Condensed Consolidated Statement of Income for the three month and six-month periods ended September 30, 2010.  Assuming the acquisition occurred at the beginning of the prior fiscal year, the combined pro forma net income for the three and six-month periods would have been $276.1 million or $0.96 per share diluted ($0.96 per share basic) and $383.8 million or $1.30 per share diluted ($1.30 per share basic), respectively.  This is due to an operating loss by Clinical Data in both periods, primarily driven by research and development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues increased to $1.2 billion and $2.3 billion for the quarter and six months ended September 30, 2011 as compared to $1.1 billion and $2.2 billion for the same periods last year due to strong sales of our key marketed products which include Lexapro®, Namenda®, Bystolic®, Savella® and sales of our newest products, Teflaro®, Daliresp® and Viibryd®.  Net income decreased 12.7% in the current quarter as compared to the same period last year primarily due to increased spending to support three new product launches.  For the six-month period ended September 30, 2011 net income increased 25.9% primarily due to the impact in the June 2010 quarter of a charge of $148.4 million related to a settlement with the United States Department of Justice (DOJ).  Excluding this one time charge, net income decreased 8.0% for the six-month period primarily due to product launch costs.

In August 2011, we entered into an agreement with Morgan Stanley & Co. LLC (MSCO) to repurchase $350 million of our common stock utilizing an accelerated share repurchase transaction.  The shares were repurchased under the 2010 Repurchase Program approved by the Board of Directors (the Board) in May 2010.  Pursuant to the transaction, we received 9.7 million shares during the September 30, 2011 quarter.  The transaction is expected to settle no later than the second quarter of our fiscal year ending March 31, 2013.  As of September 30, 2011, 17.3 million shares of the 50 million shares authorized under the 2010 Repurchase Program were available for repurchase.

Financial Condition and Liquidity

Net current assets decreased by $1.7 billion from March 31, 2011.  Cash and cash equivalents and overall marketable securities and investments decreased by $1.5 billion primarily due to the acquisition of Clinical Data, Inc. (Clinical Data) in April 2011 totaling approximately $1.3 billion and the cumulative purchase of $850 million of our common stock, offset by cash generated by operating activities.  Of our total cash and cash equivalents and marketable securities position at September 30, 2011, 7%, or approximately $207.5 million, was domiciled domestically with the remainder held by our international subsidiaries.  Trade accounts receivable increased primarily due to higher sales of our key marketed products including our recently launched products.  Also, as is common in the industry, to ensure broad availability of Daliresp and Viibryd in pharmacies, extended dating terms were offered to customers for their initial purchases of these products.  Net inventories decreased $20.8 million.  Raw materials and work in process inventories decreased as we continue to manage Lexapro inventory to levels necessary to support sales as it approaches its March 2012 patent expiration.  Finished goods inventory increased in order to support continued demand for our products including our newest products, Teflaro, Daliresp and Viibryd.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods and as a result of recognizing the Branded Prescription Drug Fee for the period.  In connection with the acquisition of Clinical Data, license agreements, product rights and other intangibles before accumulated amortization increased approximately $1.0 billion due to the Viibryd intangible and goodwill increased $698.1 million.  Accounts payable decreased primarily due to the payment to the Internal Revenue Service of the Branded Prescription Drug Fee for calendar year 2011 as well as normal operating activities.  Accrued expenses increased primarily due to normal operating activities.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Property, plant and equipment before accumulated depreciation increased from March 31, 2011 as we continue to invest in our technology and facilities.

On May 18, 2010, the Board authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date.  We have entered into three separate agreements with MSCO to repurchase a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  A $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  Pursuant to these transactions, as of September 30, 2011, MSCO delivered to us a total of 38.4 million shares, 16.9 million shares during fiscal 2011 (5.7 million shares purchased under the 2007 Repurchase Program and 11.2 million shares purchased under the 2010 Repurchase Program) and 21.5 million shares during the six-month period ended September 30, 2011 (all under the 2010 Repurchase Program).  As of September 30, 2011 we had the authority to repurchase an additional 17.3 million shares under the 2010 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2011 increased 9.0% and 8.6% from the same periods last year to $1.1 billion and $2.2 billion, respectively, primarily due to continued growth of our principal promoted products.

Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of major depressive disorder (MDD) in adults and adolescents and generalized anxiety disorder in adults, recorded sales of $596.1 million and $1.2 billion for the quarter and six months, respectively.  Despite a modest decline in market share, Lexapro sales increased $26.8 million or 4.7% and $47.3 million or 4.2% for the three and six months, respectively, as compared with the same periods last year due to overall market growth and price increases.  While we expect Lexapro sales to remain strong through the majority of fiscal 2012, Lexapro’s patent is set to expire in March 2012 and we will face generic competition thereafter, which will immediately and significantly erode sales going forward.

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased 8.6% and 6.3% for the current quarter and six months, respectively, to $336.8 million and $656.7 million.  This represents increases of $26.7 million and $38.8 million as compared with the same periods last year, of which $20.9 million and $14.5 million was due to volume and $5.8 million and $24.3 million was due to price.  Namenda’s patent is set to expire in April 2015.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension, grew 29.2% to $82.3 million and 30.1% to $160.3 million in the current three and six-month periods, respectively, as compared to $63.7 million and $123.2 million for the same periods last year due to increased sales volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia grew 19.2% and 22.4% for the three and six months, respectively, to $25.5 million and $51.3 million, respectively, as compared to $21.4 million and $41.9 million for the same periods last year primarily due to increased sales volume.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, which became available to patients during January 2011 and was formally launched in March of 2011, achieved sales of $5.3 million and $8.0 million for the three and six-month periods ended September 30, 2011, respectively.

Two of our newest products, Daliresp (roflumilast) and Viibryd (vilazodone HCl) became available to patients during the June 2011 quarter and were formally launched in late August 2011.  Daliresp, a selective phosphodiesterase 4 (PDE4) enzyme inhibitor is approved to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations.  Daliresp recorded sales of $1.2 million and $9.7 million for the current three and six-month periods, respectively, due to wholesaler stocking during the June 2011 quarter.  Viibryd, an SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD achieved sales of $5.3 million and $12.6 million for the three and six-month periods ended September 30, 2011, respectively, due to wholesaler stocking during the June 2011 quarter.

Contract revenue for the three and six months ended September 30, 2011 was $33.6 million and $74.2 million, respectively, compared to $42.4 million and $82.2 million in the same periods last year.  The decreases of $8.8 million and $8.0 million year over year were primarily due to a gradually reducing residual royalty rate from Daiichi Sankyo, Inc. (Sankyo) for Benicar®.

Cost of sales as a percentage of net sales was 23.4% for the current quarter as compared with 23.7% for the same period last year.  For the six-month periods ended September 30, 2011 and 2010, cost of sales as a percentage of net sales was 23.2%.

Selling, general and administrative expense (SG&A) increased to $388.7 million for the current quarter as compared to $316.4 million for the same period last year primarily due to launch costs for our newly marketed products, Teflaro, Daliresp and Viibryd.  SG&A decreased $18.0 million for the six-month period ended September 30, 2011 as compared to the same period last year primarily due to the charge of $148.4 million in the June 2010 quarter in connection with the settlement with the DOJ.  Excluding this charge, SG&A increased 21.2% primarily due to product launch costs.  The current level of spending reflects the resources and activities required to support our currently marketed products, including our newest products, Teflaro, Daliresp and Viibryd.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Research and development expense (R&D) increased to $197.3 million and $391.8 million in the current three and six-month periods, respectively, as compared to $154.5 million and $374.2 million in the same periods last year.  The current quarter included $30 million in milestone charges and the current six-month period included a $40 million upfront payment to Blue Ash Therapeutics, LLC (Blue Ash) for rights to azimilide.  The September 2010 quarter included $3 million in milestone expenses and the June 2010 quarter included approximately $20 million in milestone expenses and a $50 million upfront license fee to TransTech Pharma, Inc. (TransTech) for a novel class of glucose-lowering agents in development for the treatment of type II diabetes.  Excluding the upfront payments, R&D expense increased $27.6 million for the six-month period as compared with the same period last year.  The current level of spending is required to advance our current pipeline of development products.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront charges.  For the three and six-month periods ended September 30, 2011 and 2010, research and development expense by category was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010
Category
Third party development costs	$87,681	$79,347	$168,417	$160,161
Internal and other development costs	79,650	72,164	153,357	140,957
Milestone and upfront charges	30,000	3,000	70,000	73,050
Total research and development expense	$197,331	$154,511	$391,774	$374,168

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In the quarter and six-month period ended September 30, 2011, these costs were largely related to clinical trials for cariprazine, levomilnacipran, aclidinium, apadenoson and LAS100977.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Research and development expense reflects the following:

•
In December 2009, through an agreement with AstraZeneca, we amended our prior agreement with Novexel for the development, manufacture and commercialization of avibactam (formerly known as NXL104) in combination with ceftaroline, to include the combination of avibactam with all other products including ceftazidime.  Avibactam is a novel broad-spectrum intravenous beta-lactamase inhibitor designed to be co-administered with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  This data was presented at the European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) conference in May 2011.  Based on the results of these studies, we and AstraZeneca intend to initiate Phase III studies with the ceftazidime/avibactam program in the second half of calendar 2011.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011, we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from both studies served as the core for the monotherapy U.S. New Drug Application (NDA) filing submitted to the U.S. Food and Drug Administration (FDA) in June 2011.  In January 2011, we also reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium and the long-acting beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Phase III studies with the fixed-dose combination commenced in September 2011 and we anticipate top-line results from the trials during the first half of calendar 2013.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretion leading to increased bowel movement frequency and modulates the activity of local nerves to reduce abdominal pain.  In November 2009, we reported positive top-line data for two Phase III trials in CC.  In October 2010, we reported positive top-line results from the second of two Phase III trials in IBS-C.  Data from the studies in both indications showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  Based upon these results, we filed an NDA with the FDA for both indications in August 2011.  Additional linaclotide results from the four pivotal Phase III trials and one Phase II(b) study in patients with either IBS-C or CC was presented at the American College of Gastroenterology 2011 Annual Scientific Meeting held in Washington, DC from October 29, 2011 to November 2, 2011.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In July 2011, we reported top-line results from a randomized, double-blind, placebo-controlled, fixed-dose Phase III study of levomilnacipran for the treatment of adults with MDD.  Data from this study indicated statistically significant improvement was achieved for levomilnacipran treated patients for all dose groups compared to placebo on the primary efficacy endpoint which was change from baseline to end of week 8 in the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR) total score.  Further analyses of the data are ongoing.  This study is part of the ongoing development program for levomilnacipran for the treatment of MDD, which also includes a Phase III flexible-dose study reported in January 2011.  Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway and results are expected to become available during the first half of 2012.  If successful, we plan on filing an NDA with the FDA for F2695 in calendar 2012.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In October 2011, we reported preliminary top-line results from a Phase III study of cariprazine in patients with acute mania associated with bipolar I disorder.  The data showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients at each subsequent time point studied.  We expect to report top-line results from the second acute mania program and a Phase III schizophrenia program during the first half of calendar 2012.  We expect to file an NDA for cariprazine for those two indications in calendar 2012.  Cariprazine is also under development in Phase III studies for bipolar depression and as an adjunct treatment for MDD.

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

•
In connection with our acquisition of Clinical Data completed in April 2011, we acquired apadenoson, a potent agonist of the adenosine A2A receptor subtype with improved selectivity for this receptor over other subtypes.  Apadenoson is a coronary vasodilator in Phase III development as a pharmacologic stress agent for radionuclide myocardial perfusion.  ASPECT 1 and ASPECT 2 are non-inferiority studies comparing apadenoson to Adenoscan™ and the primary endpoint is image concordance.  Enrollment is underway for both studies.

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

•
In June 2010, we entered into a license agreement with TransTech for the development and commercialization of TTP399, a functionally liver selective glucokinase activator discovered and being developed by TransTech for the treatment of Type II diabetes.  Early Phase I testing suggests that pharmacological enhancement of glucokinase activity may lower blood glucose in diabetic patients.  We expect to initiate a Phase II clinical program during calendar 2011.

•
In April 2011, we entered into an agreement with Blue Ash for the worldwide rights to azimilide, a novel class III antiarrhythmic agent.  Azimilide has been studied in over 5,300 patients to investigate its potential as an antiarrhythmic agent.  Based on its mechanism of action and results of clinical trials, azimilide was determined to be best suited for use in patients with a history of life-threatening ventricular arrhythmias and who have an implantable cardioverter defibrillator.  In 2006, following submission of data from the SHIELD 1 Phase III clinical study, the FDA, under its then operable review practices, issued an Approvable Letter requesting an additional clinical trial for azimilide.  In 2010, the FDA agreed to one additional Phase III study to support a regulatory submission for azimilide in the U.S.  SHIELD 2 will be conducted under a Special Protocol Assessment with the FDA and we plan to start the study before the end of this calendar year.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We along with our partner Richter also continue to support the development of the mGLuR1/5 compounds, which involve a series of novel compounds that target group 1 metabotropic glutamate receptors.  Many of our agreements require us to participate in joint activities and committees, the purpose of which is to make decisions along with our partners in the development of products.  In addition, we have entered into several arrangements to conduct pre-clinical drug discovery.

Our effective tax rate was 21.7% and 23.6% for the three and six-month periods ended September 30, 2011, as compared to 22.9% and 25.0% for the same periods last year.  The decreases in the current three and six-month periods compared to last year were primarily due to the impact, in the June 2010 quarter, of a charge of $148.4 million related to the settlement with the DOJ.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the condensed consolidated financial statements.

We expect to continue our profitability in the current fiscal year with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review.  Refer to the notes to the condensed consolidated financial statements for additional policies.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Forest Laboratories, Inc. is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled “Forward Looking Statements.”

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $64.9 million at September 30, 2011 and $56.7 million at March 31, 2011.  Commercial discounts and other rebate accruals were $259.6 million at September 30, 2011 and $215.3 million at March 31, 2011.  Accruals for chargebacks, discounts and returns were $68.7 million and $59.0 million at September 30, 2011 and March 31, 2011, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the activity for the six-month period in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	September 30, 2011	September 30, 2010

Beginning balance	$330,998	$301,382

Provision for rebates	443,333	326,873
Settlements	(388,107)	(314,205)
	55,226	12,668

Provision for returns	10,797	6,122
Change in estimates		(5,600)
Settlements	(6,938)	(5,408)
	3,859	(4,886)

Provision for chargebacks and discounts	197,491	185,049
Settlements	(194,376)	(188,450)
	3,115	(3,401)

Ending balance	$393,198	$305,763

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the 2011 10-K) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

As previously, reported, Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (collectively, Forest), along with many other manufacturers, have been named as defendants in actions brought by various government entities regarding alleged overcharges for Medicaid drug reimbursement costs as a result of reporting by manufacturers of “Average Wholesale Prices.”  Forest has now settled in principle the actions brought by the State of Oklahoma, as well as the action brought by the State of Mississippi on behalf of its State and School Employees’ Life and Health Insurance Plan.  The amounts to be paid by the Company in connection with these settlements will not have a material effect upon its results of operations or financial condition taken as a whole.

As previously reported, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the HHS-OIG.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  The plaintiffs in the Israni and Greenbaum actions filed a Consolidated Amended Complaint on October 7, 2011.  The Company filed a motion to dismiss in the Hawley action on September 30, 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

As previously reported, the Company received two requests for books and records under Section 220 of the General Corporation Law of the State of Delaware from High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, and Icahn Partners LP (collectively, the Icahn Parties).  The first request, dated June 16, 2011, relates to documents concerning Forest’s Board of Directors’ decision to support Howard Solomon against potential exclusion by the Office of the Inspector General, Department of Health and Human Services (HHS-OIG).  The second request, dated June 21, 2011, relates to information about Forest’s stockholders and bylaws.  On June 28, 2011, the Icahn Parties filed a Complaint in the Delaware Court of Chancery seeking the production of documents related to the first books and records request.  To settle this Section 220 litigation, the Company provided certain documents to the Icahn Parties subject to a confidentiality order.  On August 3, 2011, the judge ordered that certain of such documents should be designated as non-confidential.  The Delaware Court of Chancery granted a stipulated order of dismissal on October 17, 2011.

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

Accounting for our acquisition of Clinical Data, Inc. involves complex and subjective valuations of the assets and liabilities of the acquired entity, as well as the contingent consideration, which is recorded in the Company’s consolidated financial statements pursuant to the general accounting rules applicable for business combinations.  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our consolidated financial statements in future periods.

2.	We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

As of September 30, 2011, goodwill and other intangibles represent approximately 34% of our total assets; a significant portion.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill or other intangible assets occur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.  On August 15, 2011, we entered into an agreement with Morgan Stanley & Co. LLC (MSCO) to repurchase $350 million of our common stock utilizing an accelerated share repurchase (August 2011 ASR) transaction.  Pursuant to the August 2011 ASR transaction, MSCO delivered to us 9.7 million shares in the September 2011 quarter.  As of November 8, 2011, 17.3 million shares were available for repurchase under the 2010 Repurchase Program.  We expect to make the repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

The following table summarizes the repurchase of common stock under the 2010 Repurchase Program during the second quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
7/1/11 through 7/31/11	-	-	-	-

8/1/11 through 8/31/11	7,103,508	$32.83	7,103,508	19,879,834

9/1/11 through 9/30/11	2,588,292	$32.83	2,588,292	17,291,542
	9,691,800		9,691,800

Item 6.	Exhibits

	Exhibit 10.1	Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement between Forest Laboratories, Inc. and Morgan Stanley & Co. LLC dated August 15, 2011.
	Exhibit 10.2	Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement between Forest Laboratories, Inc. and Morgan Stanley & Co. LLC dated June 3, 2011, as amended and restated August 15, 2011.
	Exhibit 10.3*	License, Development and Cooperation Agreement, dated September 22, 2004, between Merck KGaA and Genaissance Pharmaceuticals, Inc.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB	XBRL Taxonomy Label Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2011

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer