Form 10-Q
period 2011-12-31
FOREST LABORATORIES INC
filed 2012-02-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-5438

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Number of shares outstanding of Registrant's Common Stock as of February 8, 2012:  265,532,346

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 6. EXHIBITS

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2011	March 31, 2011

Assets

Current assets:
Cash (including cash equivalent investments of $1,569,125 at December 31, 2011 and $2,128,006 at March 31, 2011)	$1,570,872	$2,137,838
Marketable securities	873,978	1,713,303
Accounts receivable, less allowance for doubtful accounts of $2,268 at December 31, 2011 and $2,298 at March 31, 2011	611,790	535,486
Inventories, net	421,684	451,365
Deferred income taxes	245,693	217,432
Other current assets	152,409	204,249
Total current assets	3,876,426	5,259,673

Non-current assets:
Marketable securities and investments	707,480	529,917

Property, plant and equipment	681,324	636,187
Less: accumulated depreciation	341,647	316,421
	339,677	319,766
Other assets:
Goodwill	713,091	14,965
License agreements, product rights and other intangibles, less accumulated amortization of $593,443 at December 31, 2011 and $537,147 at March 31, 2011	1,699,195	725,494
Deferred income taxes		71,340
Other assets	6,144	1,299
Total other assets	2,418,430	813,098

Total assets	$7,342,013	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	December 31, 2011	March 31, 2011

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$117,946	$190,767
Accrued expenses and other liabilities	862,061	747,091
Total current liabilities	980,007	937,858

Long-term liabilities:
Income tax liabilities	572,915	485,716
Contingent acquisition liabilities	36,219
Deferred tax liabilities	297,716
	906,850	485,716
Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 428,635 shares at December 31, 2011 and 424,982 shares at March 31, 2011	42,863	42,498
Additional paid-in capital	1,685,642	1,631,887
Retained earnings	8,894,775	8,108,389
Accumulated other comprehensive (loss) income	(16,852)	7,996
Treasury stock, at cost (163,145 shares at December 31, 2011 and 138,863 shares at March 31, 2011)	(5,151,272)	(4,291,890)
Total stockholders' equity	5,455,156	5,498,880

Total liabilities and stockholders' equity	$7,342,013	$6,922,454

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$1,161,254	$1,063,878	$3,395,639	$3,121,268
Contract revenue	34,149	46,785	108,367	128,442
Interest income	3,340	7,098	14,004	22,604
Other income	10,578	8,575	12,321	9,124
	1,209,321	1,126,336	3,530,331	3,281,438

Costs and expenses:
Cost of sales	262,732	248,428	780,513	726,372
Selling, general and administrative	396,054	285,662	1,142,788	1,050,417
Research and development	191,269	200,825	583,043	574,993
	850,055	734,915	2,506,344	2,351,782

Income before income tax expense	359,266	391,421	1,023,987	929,656

Income tax expense	80,830	70,714	237,601	205,361

Net income	$278,436	$320,707	$786,386	$724,295

Net income per common share:

Basic	$1.04	$1.11	$2.86	$2.48
Diluted	$1.04	$1.11	$2.85	$2.48

Weighted average number of common shares outstanding:

Basic	267,397	287,704	275,400	292,066
Diluted	267,604	287,999	275,867	292,168

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2011	2010	2011	2010

Net income	$278,436	$320,707	$786,386	$724,295

Other comprehensive income (loss):
Foreign currency translation losses	(16,148)	(4,372)	(21,264)	(2,711)
Pension liability adjustment, net of tax	(9)		2,373	(1,147)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	2,312	(8,040)	(5,957)	(15,817)

Other comprehensive loss	(13,845)	(12,412)	(24,848)	(19,675)

Comprehensive income	$264,591	$308,295	$761,538	$704,620

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$786,386	$724,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,540	31,883
Amortization	56,296	16,732
Stock-based compensation expense	47,411	38,121
Deferred income tax benefit	(30,969)	(12,010)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(76,304)	(46,859)
Inventories, net	38,600	56,381
Other current assets	53,048	9,914
Increase (decrease) in:
Accounts payable	(84,212)	(44,204)
Accrued expenses	89,186	(23,289)
Income tax liabilities	87,199	86,920
Other	3,805	1,149
Net cash provided by operating activities	1,000,986	839,033

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,927)	(30,479)
Purchase of marketable securities	(1,471,192)	(2,440,456)
Redemption of marketable securities	2,128,767	1,913,185
Acquisitions	(1,262,651)
Purchase of trademarks	(40,747)	(74,810)
Net cash used in investing activities	(695,750)	(632,560)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	6,670	1,840
Tax benefit related to stock-based compensation	39	453
Treasury stock transactions	(859,382)	(508,447)
Net cash used in financing activities	(852,673)	(506,154)

Effect of exchange rate changes on cash	(19,529)	(14,748)
Decrease in cash and cash equivalents	(566,966)	(314,429)
Cash and cash equivalents, beginning of period	2,137,838	1,863,484
Cash and cash equivalents, end of period	$1,570,872	$1,549,055

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$164,794	$132,138

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events up to the date of this filing.  Operating results for the nine-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2011.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB” or “the Board”) issued Accounting Standards Update (ASU) 2011-08 Intangibles - Goodwill and Other: Testing Goodwill for Impairment.  This ASU amends FASB Codification Topic 350 to provide an option for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted.  In December 2011, the FASB issued ASC 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The adoption of this standard, as amended, will not have a significant impact on the Company’s financial statements.

In May 2011, the FASB released ASU 2011-04 Fair Value Measurement, which amends ASC 820 Fair Value Measurements and Disclosures.  This standard will be effective beginning in the first calendar quarter of 2012.  The adoption of this standard will not have a significant impact on the Company’s financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.   Accounts Receivable:

Accounts receivable, net, consists of the following:

(In thousands)
	December 31, 2011	March 31, 2011
Trade	$548,455	$482,725
Other	63,335	52,761
	$611,790	$535,486

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	December 31, 2011	March 31, 2011
Raw materials	$91,021	$79,237
Work in process	8,071	18,569
Finished goods	322,592	353,559
	$421,684	$451,365

4.   Fair Value Measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,118,234	$998,251	$119,983
Municipal bonds and notes	70,780		70,780
Commercial paper	632,495	340,606	291,889
Variable rate demand notes	4,000		4,000
Floating rate notes	374,375	374,375
Auction rate securities	25,139			$25,139
Certificates of deposit	280,339	63,160	217,179
Corporate bonds	467,667		467,667
Government agency bonds	154,364		154,364

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

We determine fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of December 31, 2011, the Company has determined the value of the auction rate securities portfolio based upon a discounted cash flow model.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)
Nine Months Ended December 31, 2011
Balance at March 31, 2011	$34,539
Sales	(8,245)
Other than temporary impairment	(1,155)
Balance at December 31, 2011	$25,139

There were no purchases of Level 3 investments during the nine-month period ended December 31, 2011.  During the quarter ended December 31, 2011 the Company recorded an other than temporary impairment totaling $3.1 million on a portion of its available for sale Level 3 auction rate securities, including the realization of a previously unrealized loss of $1.9 million which was classified in Accumulated other comprehensive income and the recording of an additional other than temporary impairment of $1.2 million.  The Company determined that these investments were impaired as a result of an analysis to evaluate the realizable value of the investments.  Management considered all available evidence in its evaluation including but not limited to the following: a) the credit worthiness of the bond issuer, b) the ability to retain these investments in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, and c) recent trading volume and price of these securities.

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

5.  Marketable Securities:

Available-for-sale debt securities consist of the following:

	December 31, 2011
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$28,411	$40
Government agency bonds	76,924		$	(116)
Commercial paper	352,773	509		(57)
Certificates of deposit	138,328	202		(35)
Corporate bonds	151,467	38		(411)
Floating rate notes	126,075			(3,851)
Total current securities	873,978	789		(4,470)

Noncurrent:
Municipal bonds and notes	40,408	53
Government agency bonds	77,440	55
Commercial paper	10,150	8
Corporate bonds	281,106	72		(2,110)
Auction rate securities	25,139
Floating rate notes	248,300			(16,098)
Total noncurrent securities	682,543	188		(18,208)

Total available-for-sale debt securities	$1,556,521	$977		$(22,678)

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

Proceeds from the sales of available-for-sale debt securities were $2.1 billion and $1.9 billion for the nine months ended December 31, 2011 and 2010, respectively.  Gross realized gains on those sales for the nine months ended December 31, 2011 and 2010 were $3.7 million and $5.1 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $21.7 million and $12.5 million at December 31, 2011 and March 31, 2011, respectively, have been included in stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $24.9 million and $29.1 million at December 31, 2011 and March 31, 2011, respectively, which is held at fair market value based on the quoted market price for the related security.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.  Marketable Securities: (Continued)

Contractual maturities of available-for-sale debt securities at December 31, 2011, are as follows:

(In thousands)
Estimated fair value
Within one year	$873,978
1-5 years	620,651
5-10 years	40,945
After 10 years	20,947
$1,556,521

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

6.   License and Collaboration Agreements:

In April 2011, the Company entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) for the worldwide rights to azimilide, a novel Class III antiarrhythmic agent.  Pursuant to the agreement, the Company made an upfront payment of $40 million to Blue Ash which was charged to research and development expense as azimilide has not yet been approved by the U.S. Food and Drug Administration (FDA).  The Company will be obligated to make future milestone payments upon the successful commercialization of azimilide and to pay royalties based on net sales of the product.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6.   License and Collaboration Agreements: (Continued)

In June 2010, the Company entered into an agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of small molecule compounds discovered and developed by TransTech.  These glucokinase activator (GKA) compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront payment of $50 million in June 2010 and a milestone payment of $5 million in September 2011 to TransTech which were both recorded to research and development expense.  The Company will be obligated to pay TransTech up to $1.1 billion in upfront and milestone payments for the successful development and commercialization of these GKA compounds.  The Company will also pay TransTech royalties on worldwide product sales and will be responsible for development and commercialization costs.  TransTech retained the rights to the Middle East and North Africa, while the Company received exclusive rights to the rest of the worldwide market.

In September 2007, the Company entered into an agreement (which under ASC 808-10 qualifies as a collaboration agreement) with Ironwood to co-develop and co-market the first-in-class compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C receptor for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC). In connection with the agreement, the Company recorded a $70 million licensing fee, which was charged to research and development expense.  During the September 2008 quarter, the Company paid Ironwood a $10 million development milestone fee which was recorded to research and development expense.  During the September 2009 quarter, the Company paid Ironwood $45 million in development milestone fees, of which $28.4 million was charged to research and development expense and $16.6 million was recorded as a preferred equity investment in Ironwood.  As a result of Ironwood’s initial public offering in February 2010, this investment was converted into publicly traded common shares.  At December 31, 2011, this investment had a value of $24.9 million and is included under the heading “Marketable securities” in the Company’s Consolidated Balance Sheets at fair value.  In October 2011, upon submission to the FDA of a New Drug Application for linaclotide for the treatment of both IBS-C and CC, the Company recorded an additional $20 million in milestones which were charged to research and development expense.  With a standard 10-month review timeline, the FDA Prescription Drug User Fee Act target action date is expected to occur in June 2012.

7.   Net Income Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2011	2010	2011	2010
Basic	267,397	287,704	275,400	292,066
Effect of assumed conversion of employee stock options	207	295	467	102
Diluted	267,604	287,999	275,867	292,168

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7.   Net Income Per Share: (Continued)

Options to purchase approximately 15.4 million shares of common stock at exercise prices ranging from $24.12 to $59.05 per share and options to purchase approximately 13.4 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2011, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2021.  Options to purchase approximately 15.5 million shares of common stock at exercise prices ranging from $24.12 to $59.05 per share and options to purchase approximately 17.3 million shares of common stock at exercise prices ranging from $22.19 to $63.44 per share that were outstanding during a portion of the three and nine-month periods ended December 31, 2010, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive.

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction (August 2011 ASR) entered into with Morgan Stanley & Co. LLC (MSCO).  As of December 31, 2011, the Company received 9.7 million shares under the August 2011 ASR at an average price of $32.83 per share.  All remaining shares under the August 2011 ASR, if any, up to a maximum of 1.2 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the August 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the August 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of December 31, 2011, based on the hedge period reference price of $32.83, approximately $31.8 million of the $350 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (June 2011 ASR).  As of December 31, 2011, the Company received 11.8 million shares under the June 2011 ASR at an average price of $38.59 per share.  All remaining shares under the June 2011 ASR, if any, up to a maximum of 1.7 million shares, will be received upon final settlement of the transaction.  In conjunction with the August 2011 ASR, the company amended the June 2011 ASR to extend the second hedge reference period and the final settlement is now scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the June 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the June 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of December 31, 2011, based on the hedge period reference price of $38.59, approximately $45.5 million of the $500 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7.   Net Income Per Share: (Continued)

On June 8, 2010, the Company entered into an agreement with MSCO to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (June 2010 ASR).  Pursuant to the June 2010 ASR, MSCO delivered to the Company 16.9 million shares in the June 2010 quarter.  As of December 31, 2010, approximately $45.5 million of the $500 million related to the transaction was recorded as a reduction to stockholders' equity.  No additional shares were repurchased pursuant to the June 2010 ASR and the transaction was settled in March 2011.

8.   Stock-Based Compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2011, 9.8 million shares were available for grant.  Stock-based compensation expense of $20.9 million ($15.7 million net of tax) and $47.4 million ($35.7 million net of tax) was recorded for the three and nine-month periods ended December 31, 2011, respectively.  For the three and nine-month periods ended December 31, 2010, stock-based compensation expense of $12.8 million ($9.6 million net of tax) and $38.1 million ($29.3 million net of tax) respectively, was recorded.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation takes into consideration the compensation cost attributed to future services not yet recognized.

9.   Business Segment Information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2011	2010	2011	2010

Central nervous system	$982,121	$934,571	$2,892,294	$2,737,635
Cardiovascular	97,917	77,142	272,480	231,752
Other	81,216	52,165	230,865	151,881
	$1,161,254	$1,063,878	$3,395,639	$3,121,268

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of December 31, 2011, the Company had accrued an additional $11.0 million in interest for a total of $70.3 million related to the resolution of various income tax matters.

The Company’s effective tax rate was 22.5% and 23.2% for the three and nine-month periods ended December 31, 2011, as compared to 18.1% and 22.1% for the same periods last year.  The increase in the current three and nine-month periods compared to last year was due to the expiration of the U.S. Federal research and experimentation tax credit (R&E Credit) as of December 31, 2011 and various other tax matters as compared to the same periods last year which included the reenactment of the R&E Credit with retroactive effect to January 1, 2010.  Effective tax rates may be affected by ongoing tax audits.

11.   Contingencies:

As previously reported, Forest has settled in principle the “Average Wholesale Prices” action brought by the State of Mississippi on behalf of its State and School Employees’ Life and Health Insurance Plan.  That settlement has now been finalized.  As indicated previously, the amount paid by the Company in connection with the settlement will not have a material effect upon its results of operations or financial condition taken as a whole.

As previously reported, Forest has been named as a Defendant in am “Average Wholesale Prices” action brought by the State of Louisiana.  Motions to dismiss that lawsuit have been denied by the Court, and discovery is proceeding.

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

As previously reported, Infosint S.A. (Infosint) filed a patent infringement action against Forest’s Irish subsidiary and Lundbeck in the Republic of Ireland.  On November 24, 2010, Forest and Lundbeck reached an agreement with Infosint to stay the Irish proceedings until counterpart UK proceedings between Lundbeck and Infosint (Forest was not a party to that action) were decided in the first instance.  Under this agreement, rulings in the UK regarding validity and infringement would also apply in Ireland. On April 14, 2011, the UK trial court rendered judgment that Infosint’s UK patent is invalid.  Accordingly, on May 30, 2011 the Irish court entered an order revoking Infosint’s IE patent.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.   Contingencies: (Continued)

As previously reported, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of the Inspector General, Department of Health and Human Services.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  The plaintiffs in the Israni and Greenbaum actions filed a Consolidated Amended Complaint on October 7, 2011.  The Company filed a motion to dismiss in the Hawley action on September 30, 2011 and a motion to dismiss in the Israni and Greenbaum consolidated action on December 5, 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

12.   Business Combinations:

On April 13, 2011, the Company completed its acquisition of Clinical Data, a specialty pharmaceutical company focused on the development of first-in-class and best-in-category therapeutics, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR) of up to $6 per share if certain milestones connected to sales of Viibryd®, one of the acquired products, are achieved.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Clinical Data and all related securities.

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

The approximate range of undiscounted amounts the Company may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•  estimated net sales projections

•  the probability of success for sales milestones for Viibryd; and

•  the risk adjusted discount rate for fair value measurement

The fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of the contingent consideration will be recorded in earnings.  As of December 31, 2011, there was no change in the fair value of the contingent consideration.

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

Acquired goodwill includes the combined synergies of the purchased business, the assembled workforce and the Company’s access to Viibryd, a drug indicated for MDD in adults; a therapeutic area in which the Company has extensive experience.  In Viibryd, the Company obtained a newly approved product that has joined the Company’s portfolio of products, and will contribute to offsetting the expiration of the patent for Lexapro, which accounted for approximately 55% of the Company’s sales in fiscal 2011.  Lexapro faces patent expiration in March 2012.  In addition, the Company has gained access to Clinical Data’s earlier stage development projects in various therapeutic areas.  The intangible asset recorded at acquisition relates to Viibryd, which will be amortized over 12 years reflecting the life of a patent that covers Viibryd that expires in fiscal 2023.  The acquired contingent liabilities relate to a previous acquisition and represent a Level 3 measurement within the fair value hierarchy.  The Company expects to fully integrate the operations of Clinical Data into its existing structure.  None of the goodwill is deductible for tax purposes.  The carrying amount of the goodwill at the end of the period was $698.1 million.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Viibryd sales were the only revenue generated from the acquisition for the three and nine-month periods ended December 31, 2011, and totaled $18.9 million and $31.6 million, respectively.

Additional Pro Forma Information

The acquisition occurred during the first month of the current fiscal year, and assuming the acquisition occurred at the beginning of the year, the combined pro forma operating results would not be significantly different from the actual results presented in the Condensed Consolidated Statements of Income for the three and nine-month periods ended December 31, 2011.

In the prior year periods, Viibryd was not an approved product, thus no significant additional revenue would have been generated and the combined pro forma revenue for the three and nine-month periods ended December 31, 2010 would be the same as presented in the Condensed Consolidated Statements of Income for the three month and nine-month periods ended December 31, 2010.  Assuming the acquisition occurred at the beginning of the prior fiscal year, the combined pro forma net income for the three and nine-month periods would have been $313.4 million or $1.09 per share diluted ($1.09 per share basic) and $697.2 million or $2.39 per share diluted ($2.39 per share basic), respectively.  This is due to an operating loss by Clinical Data in both periods, primarily driven by research and development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues increased to $1.2 billion and $3.5 billion for the quarter and nine months ended December 31, 2011 as compared to $1.1 billion and $3.3 billion for the same periods last year due to strong sales of our key marketed products which include Namenda®, Bystolic®, Savella® and our newest products, Teflaro®, Daliresp® and Viibryd®.  Net income decreased 13.2% in the current quarter as compared to the same period last year primarily due to increased spending to support three new product launches.  Excluding the impact, in the December 2010 quarter, of an upfront license payment of $66.1 million to Grünenthal GmbH (Grünenthal) for GRT 6005 and GRT 6006, net income would have decreased 28.0% in the current quarter as compared to the same period last year.  For the nine-month period ended December 31, 2011 net income increased 8.6%.  The June 2010 quarter included a charge of $148.4 million related to a settlement with the United States Department of Justice (DOJ).  Excluding this one time charge, net income would have decreased 16.2% in the nine-month period, as compared to the same period last year primarily due to product launch costs for Teflaro, Daliresp and Viibryd.

Financial Condition and Liquidity

Net current assets decreased by $1.4 billion from March 31, 2011.  Cash and cash equivalents and overall marketable securities and investments decreased by $1.2 billion primarily due to $1.3 billion of acquisition costs related to the purchase of Clinical Data, Inc. (Clinical Data) in April 2011 and the cumulative purchase of $850 million of our common stock, offset by cash generated by operating activities.  Of our total cash and cash equivalents and marketable securities position at December 31, 2011, 14%, or approximately $449 million, was domiciled domestically with the remainder held by our international subsidiaries.  Trade accounts receivable increased primarily due to higher sales of our key marketed products including our recently launched products: Teflaro, Daliresp and Viibryd.  Net inventories decreased $29.7 million.  Lexapro inventory decreased $71.1 million as the result of managing inventory to appropriate levels as Lexapro approaches its March 2012 patent expiration.  This decrease was offset by an increase in inventory related to our principal promoted products in order to support demand for these products which include our newest products: Teflaro, Viibryd and Daliresp.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods and as a result of recognizing the Branded Prescription Drug Fee for the period.  In connection with the acquisition of Clinical Data, license agreements, product rights and other intangibles before accumulated amortization increased approximately $1.0 billion due to the Viibryd intangible and goodwill increased $698.1 million. Accounts payable decreased primarily due to the payment, in the September 2011 quarter, to the Internal Revenue Service of the Branded Prescription Drug Fee for calendar year 2011 as well as normal operating activities.  Accrued expenses increased primarily due to normal operating activities.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Property, plant and equipment before accumulated depreciation increased from March 31, 2011 as we continue to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date. Since the beginning of fiscal 2011, we have entered into three separate agreements with Morgan Stanley & Co. LLC (MSCO) to repurchase a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  A $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  Pursuant to these transactions, as of December 31, 2011, MSCO delivered to us a total of 38.4 million shares, 16.9 million shares during fiscal 2011 (5.7 million shares purchased under the 2007 Repurchase Program and 11.2 million shares purchased under the 2010 Repurchase Program) and 21.5 million shares during the nine-month period ended December 31, 2011 (all under the 2010 Repurchase Program).  As of December 31, 2011 we had the authority to repurchase an additional 17.3 million shares under the 2010 Repurchase Program.

Management believes that current cash levels, coupled with funds to be generated by ongoing operations, will continue to provide adequate liquidity to support operations and to facilitate potential acquisitions of products, payment of achieved milestones, capital investments and continued share repurchases.

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2011 increased $97.4 million or 9.2% and $274.4 million or 8.8%, respectively, from the same periods last year to $1.2 billion and $3.4 billion, respectively, primarily due to strong sales of Lexapro and continued growth of our principal promoted products.

Sales of Lexapro (escitalopram oxalate), a selective serotonin reuptake inhibitor (SSRI) indicated for the initial and maintenance treatment of major depressive disorder (MDD) in adults and adolescents and generalized anxiety disorder in adults, increased slightly to $593.0 million and $1.8 billion for the quarter and nine months, respectively as compared with $586.5 million and $1.7 billion for the same periods last year primarily due to price increases.  Lexapro’s patent is set to expire in March 2012 and we will face generic competition thereafter, which will immediately and significantly erode sales.

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased 6.4% and 6.3% for the current quarter and nine months, respectively, to $340.4 million and $997.2 million.  The increase of $20.6 million in the current quarter as compared with the same quarter last year was primarily due to price increases.  The increase of $59.5 million for the current nine-month period as compared with the same period last year consisted of $49.2 million in price increases and $10.3 million in volume increases.  Namenda’s patent is set to expire in April 2015.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension, grew 33.0% to $90.6 million and 31.2% to $250.9 million in the current three and nine-month periods, respectively, as compared to $68.1 million and $191.3 million for the same periods last year primarily due to increased sales volume.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia grew 6.9% and 16.5% for the three and nine months, respectively, to $26.3 million and $77.5 million, respectively, as compared to $24.6 million and $66.5 million for the same periods last year.  The increase of $11.0 million for the current nine-month period as compared to the same period last year was comprised of $8.1 million of volume increases and $2.9 million of price increases.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, achieved sales of $6.5 million and $14.5 million for the three and nine-month periods ended December 31, 2011, respectively.  Teflaro became available to patients during January 2011 and was formally launched in March 2011.

Daliresp and Viibryd, two of our newest products became available to patients during the June 2011 quarter and were formally launched in late August 2011.

Sales of Viibryd (vilazodone HCl), our SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD totaled $18.9 million and $31.6 million for the three and nine-month periods ended December 31, 2011, respectively.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor, achieved sales of $8.4 million and $18.1 million for the current three and nine-month periods, respectively.  Daliresp is indicated for the treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations.

Sales in the nine-month period, for both Viibryd and Daliresp, included wholesaler stocking during the June 2011 quarter.

Contract revenue for the three and nine months ended December 31, 2011 totaled $34.1 million and $108.4 million, respectively, compared to $46.8 million and $128.4 million in the same periods last year. The decreases of $12.6 million and $20.1 million year over year were primarily due to a gradually reducing residual royalty rate from Daiichi Sankyo, Inc. for Benicar®.

Cost of sales as a percentage of net sales was 22.6% and 23.0% for the three and nine-month periods ended December 31, 2011, as compared with 23.4% and 23.3% in the same periods last year.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative (SG&A) expense increased to $396.1 million for the current quarter as compared to $285.7 million for the same quarter last year primarily due to launch costs for our newly marketed products, Teflaro, Daliresp and Viibryd.  SG&A expense increased $92.4 million for the nine-month period ended December 2011 as compared to the same period last year.  Excluding the impact of a charge of $148.4 million in the June 2010 quarter related to a settlement with the DOJ, SG&A expense would have increased $240.8 million for the nine-month period ended December 31, 2011 as compared to the same period last year.  The current level of spending reflects the resources and activities required to support our currently marketed products, including our newest products, Teflaro, Daliresp and Viibryd.

Research and development (R&D) expense decreased to $191.3 million and increased to $583.0 million in the current three and nine-month periods, respectively, as compared to $200.8 million and $575.0 million in the same periods last year.  The December 2010 quarter included an upfront license fee of $66.1 million to Grünenthal for GRT 6005 and GRT 6006.  Excluding this charge, R&D expense would have increased $56.6 million in the current quarter as compared to the same period last year.  The current quarter included product development milestone payments of $24.6 million compared to $4.2 million in the prior year’s quarter.  The current nine-month period included a $40 million upfront payment to Blue Ash Therapeutics, LLC (Blue Ash) for rights to azimilide and last year’s nine-month period included a $50 million upfront license fee to TransTech Pharma, Inc. (TransTech) for a novel class of glucose-lowering agents in development for the treatment of type II diabetes.  Excluding the upfront license payments mentioned above, R&D expense increased $84.2 million for the current nine-month period as compared with the same period last year.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront charges.  For the three and nine-month periods ended December 31, 2011 and 2010, research and development expense by category was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2011	2010	2011	2010
Category
Third party development costs	$79,725	$65,246	$248,142	$225,407
Internal and other development costs	86,960	65,285	240,317	206,242
Milestone and upfront charges	24,584	70,294	94,584	143,344
Total research and development expense	$191,269	$200,825	$583,043	$574,993

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In the quarter and nine-month period ended December 31, 2011, these costs were largely related to clinical trials for cariprazine, levomilnacipran, aclidinium and apadenoson.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Research and development expense reflects the following:

•
In December 2009, we entered into an agreement with AstraZeneca for the development, manufacture and commercialization of avibactam (formerly known as NXL104) in combination with ceftaroline and with other products including ceftazidime.  Avibactam is a novel broad-spectrum intravenous beta-lactamase inhibitor designed to be co-administered with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  The ceftaroline/avibactam combination is currently being studied in Phase II clinical trials conducted by Forest.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated a Phase III study for ceftazidime/avibactam in patients with cIAI in December 2011 and will initiate a Phase III study for patients with cUTI in the first half of calendar 2012.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011, we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from both studies served as the core for the monotherapy U.S. New Drug Application (NDA) filing submitted to the U.S. Food and Drug Administration (FDA) in June 2011.  The Prescription Drug User Fee Act (PDUFA) target action date is expected to occur in April 2012.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretion leading to increased bowel movement frequency and modulates the activity of local nerves to reduce abdominal pain.  Positive top-line data from two Phase III trials in CC and two Phase III trials in IBS-C showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  Based upon these results, we filed an NDA with the FDA for both indications in August 2011.  The PDUFA action date is expected to occur in June 2012.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In July 2011, we reported top-line results from a randomized, double-blind, placebo-controlled, fixed-dose Phase III study of levomilnacipran for the treatment of adults with MDD.  Data from this study indicated statistically significant improvement was achieved for levomilnacipran treated patients for all dose groups compared to placebo on the primary efficacy endpoint which was change from baseline to end of week 8 in the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR) total score.  Further analyses of the data are ongoing.  This study is part of the ongoing development program for levomilnacipran for the treatment of MDD, which also includes a Phase III flexible-dose study reported in January 2011.  Two additional placebo-controlled Phase III studies of levomilnacipran in patients with MDD are currently underway and we expect results to become available for one of them later this quarter and the other during the June 2012 quarter.  If successful, we plan on filing an NDA with the FDA for levomilnacipran in calendar 2012.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, bipolar mania and other psychiatric conditions.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar I disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients at each subsequent time point studied.  We expect to report results from a Phase III schizophrenia program later this quarter.  We expect to file an NDA for cariprazine for those two indications in calendar 2012.  Cariprazine is also under development in Phase III studies for bipolar depression and as an adjunct treatment for MDD.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
In connection with our acquisition of Clinical Data completed in April 2011, we acquired apadenoson, a potent agonist of the adenosine A2A receptor subtype with improved selectivity for this receptor over other subtypes.  Apadenoson is a coronary vasodilator in Phase III development as a pharmacologic stress agent for radionuclide myocardial perfusion.  ASPECT 1 and ASPECT 2 are non-inferiority studies comparing apadenoson to Adenoscan® and the primary endpoint is image concordance.  Enrollment is underway for both studies.

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

•
In June 2010, we entered into a license agreement with TransTech for the development and commercialization of TTP399, a functionally liver selective glucokinase activator discovered and being developed by TransTech for the treatment of Type II diabetes.  Early Phase I testing suggests that pharmacological enhancement of glucokinase activity may lower blood glucose in diabetic patients.  We recently initiated a Phase II clinical program.

•
In April 2011, we entered into an agreement with Blue Ash for the worldwide rights to azimilide, a novel class III antiarrhythmic agent.  Azimilide has been studied in over 5,300 patients to investigate its potential as an antiarrhythmic agent.  Based on its mechanism of action and results of clinical trials, azimilide was determined to be best suited for use in patients with a history of life-threatening ventricular arrhythmias and who have an implantable cardioverter defibrillator.  In 2006, following submission of data from the SHIELD 1 Phase III clinical study, the FDA, under its then operable review practices, issued an Approvable Letter requesting an additional clinical trial for azimilide.  In 2010, the FDA agreed to one additional Phase III study to support a regulatory submission for azimilide in the U.S.  The SHIELD 2 study was initiated in November 2011 and is being conducted under a Special Protocol Assessment with the FDA.

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

Our effective tax rate was 22.5% and 23.2% for the three and nine-month periods ended December 31, 2011, as compared to 18.1% and 22.1% for the same periods last year.  The increase in the current three and nine-month periods compared to last year was due to the expiration of the U.S. Federal research and experimentation tax credit (R&E Credit) as of December 31, 2011 and various other tax matters as compared to the same periods last year which included the reenactment of the R&E Credit with retroactive effect to January 1, 2010.  Effective tax rates may be affected by ongoing tax audits.  See Note 10 to the condensed consolidated financial statements.

We expect to continue our profitability in the current fiscal year with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company had no off-balance sheet arrangements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $69.5 million at December 31, 2011 and $56.7 million at March 31, 2011.  Commercial discounts and other rebate accruals were $289.6 million at December 31, 2011 and $215.3 million at March 31, 2011.  Accruals for chargebacks, discounts and returns were $70.4 million and $59.0 million at December 31, 2011 and March 31, 2011, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the activity for the nine-month periods in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	December 31, 2011	December 31,2010

Beginning balance	$330,998	$301,382

Provision for rebates	681,391	510,754
Settlements	(591,543)	(487,191)
	89,848	23,563

Provision for returns	12,919	7,570
Change in estimates		(5,600)
Settlements	(9,785)	(8,908)
	3,134	(6,938)

Provision for chargebacks and discounts	301,592	276,913
Settlements	(296,099)	(279,595)
	5,493	(2,682)

Ending balance	$429,473	$315,325

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the 2011 10-K) and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011.

As previously reported, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  The plaintiffs in the Israni and Greenbaum actions filed a Consolidated Amended Complaint on October 7, 2011.  The Company filed a motion to dismiss in the Hawley action on September 30, 2011 and a motion to dismiss in the Israni and Greenbaum consolidated action on December 5, 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

As previously reported, the Company was named as a defendant in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc.  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  The Company believes there is no merit to Plaintiff’s claims and intends to vigorously defend this matter.  On November 28, 2011, the U.S. Supreme Court issued an Order granting certiorari in Christopher v. SmithKline Beecham Corp. (the GSK action), a decision from the U.S. Court of Appeals for the Ninth Circuit, which held, among other things, that the FLSA’s outside sales exemption applied to pharmaceutical sales representatives.  On December 12, 2011, the Martinez action was stayed until the Supreme Court issues its decision in the GSK action.

As previously reported, Forest has settled in principle the “Average Wholesale Prices” action brought by the State of Mississippi on behalf of its State and School Employees’ Life and Health Insurance Plan.  That settlement has now been finalized.  As indicated previously, the amount paid by the Company in connection with the settlement will not have a material effect upon its results of operations or financial condition taken as a whole.

As previously reported, Forest has been named as a Defendant in am “Average Wholesale Prices” action brought by the State of Louisiana.  Motions to dismiss that lawsuit have been denied by the Court, and discovery is proceeding.

In February 2012, Torrent Pharmaceuticals Limited, Indchemie Health Specialities Pvt. Ltd., and Alkem Laboratories Limited notified us that they had each filed Abbreviated New Drug Applications (ANDA) with Paragraph IV certifications seeking approval to market generic versions of Bystolic®. According to these notifications, Paragraph IV certifications were filed with respect to the two patents that are listed in the Orange Book for Bystolic: U.S. Patent No. 6,545,040, which expires on December 17, 2021, and U.S. Patent No. 5,759,580, which expires on June 2, 2015.  We, along with our licensing partner Janssen Pharmaceutica N.V., are evaluating patent infringement actions in response to these ANDA filings.

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

As of December 31, 2011, goodwill and other intangibles represent approximately 33% of our total assets; a significant portion.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.  As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill or other intangible assets occur.

Item 6.	Exhibits

	Exhibit 10.1*	Collaboration and Distribution Agreement by and between Nycomed GmbH and Forest Laboratories Holdings Limited dated August 7, 2009.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB	XBRL Taxonomy Label Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date:  February 9, 2012

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer