Form 10-K
period 2012-03-31
FOREST LABORATORIES INC
filed 2012-05-25
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011 was $8,076,742,493.

Number of shares outstanding of the registrant's Common Stock as of May 24, 2012: 265,688,969.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2012 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2012 have been incorporated by reference into Parts II and IV of this Form 10-K.
_________________

(Quick Links)
PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. MINE SAFETY DISCLOSURES
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
STATEMENTS OF STOCKHOLDERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXHIBIT 10.17
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.51
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

Item 1.  Business

General

Forest Laboratories, Inc. and its subsidiaries (“the Company” or “Forest”) develop, manufacture and sell branded forms of ethical drug products most of which require a physician's prescription.  Our most important products in the United States are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drugs which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with licensing partners.

Our products include those developed by us, including in conjunction with our partners, as well as those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

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

Developments

The following is a summary of selected key developments during the fiscal year ended March 31, 2012, that affected or will affect our business, including developments regarding our marketed products and products in various stages of development.

Aclidinium:  In June 2011, we submitted a New Drug Application (NDA) to the FDA for aclidinium (aclidinium bromide), a novel long-acting antimuscarinic agent developed as an inhaled therapy for the maintenance treatment of chronic obstructive pulmonary disease (COPD).  In March 2012, we received notification from the FDA that a three-month extension is required to complete its review of the data supporting the NDA.  No additional data was requested by the agency to complete the review.  FDA action is now expected by July 2012.  This notification follows the Pulmonary-Allergy Drugs Advisory Committee (PADAC) meeting in February 2012, during which the committee endorsed the efficacy and safety of twice-daily aclidinium bromide 400ug with a positive 12 to 2 vote in favor of approval.

The efficacy and safety of aclidinium was studied in a clinical trial program including 2,717 COPD patients in 9 studies.  In these trials, aclidinium demonstrated significant improvement in lung function, with a low incidence of side effects, compared to placebo.

When given by inhalation, aclidinium leads to bronchodilation by inhibiting airway smooth muscle contraction.  Aclidinium is rapidly hydrolyzed in human plasma to two major inactive metabolites.  Aclidinium is administered to patients using a novel state-of-the-art multi-dose dry powder inhaler (MDPI).  This inhaler was designed with a feedback system which, through a ‘colored control window’ and an audible click, helps confirm that the patient has inhaled correctly.  It contains multiple doses of aclidinium, includes a visible dose-level indicator, and also incorporates safety features such as an anti-double dosing mechanism and an end-of-dose lock-out system to prevent use of an empty inhaler.

We licensed the exclusive U.S. marketing rights to aclidinium from Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain.  We will be responsible for sales and marketing of aclidinium in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future, while retaining commercialization rights for the rest of the world.  Under the terms of the agreement, we will be obligated pay Almirall $40 million upon FDA approval and Almirall will receive royalty payments based on aclidinium sales.

Aclidinium is covered by a U.S. composition of matter patent that expires in 2020 subject to possible patent term extension.  As a new chemical entity not previously approved by the FDA, aclidinium will qualify for five years of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act.

Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium.  Pursuant to such rights, we commenced the development of a fixed-dose combination of aclidinium and the long acting beta-agonist formoterol for the treatment of COPD.  In January 2011, we reported positive top-line results from two Phase II(b) dose-ranging studies comparing different fixed-dose combinations of aclidinium and formoterol to aclidinium alone, formoterol alone and placebo administered BID (twice daily) in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Phase III studies with the fixed-dose combination commenced in September 2011 and we anticipate top-line results from the trials during the first half of calendar 2013.

Under the terms of the agreement, we will be obligated to pay Almirall future milestone payments if development and commercialization are successfully completed for this second product.

COPD is an under-diagnosed, progressive, irreversible lung disease and is the third leading cause of death in the U.S.  The World Health Organization (WHO) has described COPD as a global epidemic; an estimated 64 million people have COPD worldwide.  More than 3 million people died of this condition in 2005, which is equal to 5 percent of all deaths globally that year.  Total deaths from COPD are projected to increase by more than 30 percent in the next 10 years without interventions to cut risks, particularly exposure to tobacco smoke.

Linaclotide:  In August 2011, we and our partner Ironwood Pharmaceuticals, Inc. (Ironwood) submitted to the FDA an NDA for linaclotide, for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  The submission was based on efficacy and safety data from a Phase III clinical program comprising four double-blind, placebo-controlled trials and two open-label long term safety studies.  A total of more than 2,800 patients received a once-daily dose of either linaclotide or placebo across the four placebo-controlled clinical trials: two trials in patients with IBS-C and two trials in patients with CC.  Data from these trials showed that statistically significant improvements in abdominal and bowel symptoms were achieved for linaclotide-treated patients.  Additionally, over 3,200 patients have enrolled in ongoing open-label safety trials and more than 2,000 of those patients have received linaclotide for at least 12 months.  In April 2012, the FDA notified us that it will require a three-month extension to complete its review of the data supporting the NDA for both indications.  An additional analysis of existing data was requested by the FDA to further characterize the relative effect of the two doses of linaclotide that were studied in the Phase III CC clinical trials.  Since this analysis was submitted to the FDA within three months of the user fee goal date, the date has been extended by three months, in accordance with applicable regulation.  No new data was requested by the agency to complete the review.  FDA action is now expected by September 2012.

Linaclotide is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CC.  Linaclotide is administered orally but acts locally in the intestine with no measurable systemic exposure at therapeutic doses and is intended for once-daily administration.

Upon NDA acceptance by the FDA, we made a $20 million milestone payment to Ironwood and will be obligated to pay Ironwood an additional $85 million upon FDA approval.  Under the terms of the agreement, we and Ironwood jointly and equally fund development and we will also jointly and equally fund commercialization of linaclotide in the United States, sharing profits and losses equally.  Additionally, we have exclusive rights in Canada and Mexico and will pay Ironwood royalties on net sales in these countries.  In addition to five years of Hatch-Waxman exclusivity that would be granted upon approval, linaclotide is covered by a U.S. composition of matter patent that expires in 2025, subject to possible patent term extension.

IBS-C is a chronic functional gastrointestinal disorder characterized by abdominal pain, abdominal discomfort, and bloating associated with altered bowel habits and as many as 11 million people in the U.S. suffer from it.  IBS-C can have an impact on daily living.  There are currently few available therapies to treat this disorder.

As many as 34 million Americans suffer from symptoms associated with CC and 8.5 million patients have sought treatment.  Patients with CC often experience hard and lumpy stools, straining during defecation, a sensation of incomplete evacuation, and fewer than three bowel movements per week, as well as abdominal discomfort and bloating.  There is a high rate of dissatisfaction with currently available treatments for CC.

Viibryd®: As a result of our acquisition of Clinical Data, Inc. (Clinical Data) completed in April 2011, we obtained exclusive worldwide rights to develop and market Viibryd (vilazodone HCl) a selective serotonin reuptake inhibitor and a 5-HT1A receptor partial agonist developed by Clinical Data for the treatment of adults with major depressive disorder (MDD).  Viibryd became available to patients during the June 2011 quarter and was formally launched in the U.S. in late August 2011.  Sales of Viibryd totaled $56.5 million in fiscal 2012.

Viibryd was approved by the FDA in January 2011.  The efficacy of Viibryd was established in two 8-week, multi-center, randomized, double-blind, placebo-controlled studies in adult (18-80 years of age) outpatients who met the Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition, Text Revision (DSM-IV-TR) criteria for MDD.

The exclusive worldwide rights to develop and market Viibryd are licensed from Merck KGaA (Merck).  In addition to five years of Hatch-Waxman exclusivity that expires in 2016, Viibryd is covered by a U.S. composition of matter patent that expires in 2014 (a patent term extension application has been filed to extend this patent until 2019).  Pediatric exclusivity and other patents may provide additional exclusivity.

MDD is a serious medical condition requiring treatment, which affects more than 15 million adults in the United States annually or approximately 6.5% of the adult U.S. population.  A person diagnosed with MDD exhibits a combination of symptoms that interfere with one’s ability to work, sleep, study, eat and enjoy once-pleasurable activities.  Depression costs the U.S. an estimated $44 billion each year.  Among all medical illnesses, MDD is a leading cause of disability in the U.S.  The WHO predicts depression will become the second leading cause of disability in 2012.

Daliresp®:  In February 2011, we received approval from the FDA for the marketing of Daliresp (roflumilast).  Daliresp is a novel first-in-class, once-daily, orally administered, selective phosphodiesterase-4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of COPD exacerbations in patients with severe COPD.  Daliresp became available to patients during the June 2011 quarter and was formally launched in late August 2011.  Daliresp recorded sales of $31.2 million in fiscal 2012.

While the specific mechanism by which Daliresp exerts its therapeutic action in COPD patients is not well defined, it is thought to be related to the effects of increased intracellular cyclic adenosine monophosphate (AMP) in lung cells.  Daliresp is the first oral treatment for COPD patients to reduce the risk of exacerbations.  Other treatments for COPD patients include the use of bronchodilators alone and in combination with inhaled corticosteroids.

We licensed the exclusive U.S. rights to Daliresp from Nycomed.  Pursuant to our agreement with Nycomed we are obligated to pay Nycomed royalties on Daliresp sales.  In addition to five years of Hatch-Waxman exclusivity that expires in 2016, Daliresp is covered by a U.S. composition of matter patent that expires in 2015 (a patent term extension application has been filed to extend this patent until 2020).

Namenda®:  Namenda (memantine HCl), our moderate-affinity, uncompetitive N-methyl-D-aspartate (NMDA) receptor agonist for the treatment of moderate and severe Alzheimer’s disease achieved sales of $1.4 billion during our 2012 fiscal year and, according to data published by IMS, as of April 30, 2012, Namenda achieved a 35.7% share of total prescriptions in the Alzheimer’s market.

In June 2010, Namenda XR™ was approved by the FDA for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR is a 28mg once-daily, extended-release formulation of Namenda.  We plan to launch the product in the second half of calendar 2013, to assure the continued success of the franchise.

We licensed the exclusive rights to develop and market memantine in the United States from Merz GmbH & Co. (Merz) of Germany, the originator of the product.  Namenda and Namenda XR are covered by a U.S. method of use patent that expires in April 2015.  Under settlement agreements with generic manufacturers who challenged our patent, several companies have licenses to launch generic versions of Namenda three months before this patent expires, or earlier in certain circumstances.  In addition to three years of Hatch-Waxman exclusivity that expires in June 2013, and the patent described above, Namenda XR is covered by a U.S. method of use patent that relates to the memantine formulation that expires in 2029.

Bystolic®:  Bystolic (nebivolol), our beta-1 selective beta-blocker with vasodilating properties, achieved sales of $347.8 million in fiscal 2012 and according to data published by IMS, as of April 30, 2012, Bystolic’s market share was 4.0% of total prescriptions in the beta-blocker category.  Like other beta-blockers, Bystolic decreases heart rate and myocardial contractility.

We recently initiated a Phase III clinical trial to study a fixed-dose combination of Bystolic and the market’s leading angiotensin II receptor blocker (ARB) valsartan for the treatment of patients with hypertension.  In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,750 patients to evaluate the safety and efficacy of Bystolic and valsartan in patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study around the middle of calendar 2013.

We licensed exclusive United States and Canadian rights to Bystolic from Mylan Inc. (Mylan).  Mylan licensed the U.S. and Canadian rights to Bystolic from Janssen Pharmaceutica N.V. (Janssen) and obtained Janssen’s consent to sub-license Bystolic to us in those territories.  In February 2008, we amended our license agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the United States and Canada and to reduce future payment obligations to Mylan.  Pursuant to the amendment, we made a one-time cash payment of $370 million to Mylan and were obligated to pay Mylan its original contractual royalties for a period of three years, which ended in calendar 2010, at which time our royalty rate was substantially reduced.  In March 2012, we entered into an agreement with Janssen, under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic, thereby eliminating all future royalties.  Under the terms of the agreement, we made a one-time cash payment of $357 million to Janssen, and Janssen assigned to us all U.S. patents and other U.S. and Canadian know-how covering Bystolic.  In addition to five years of Hatch-Waxman exclusivity that expires in December 2012, Bystolic is covered by a U.S. pharmaceutical composition of matter patent (the ‘040 patent) that expires in December 2021.

In February 2012, we and Janssen received notification from several companies that they had filed Abbreviated New Drug Applications (ANDAs) with Paragraph IV certifications seeking approval to market generic versions of Bystolic before the expiration of the ‘040 patent.  We and Janssen jointly filed lawsuits in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Northern District of Illinois against these companies for infringement of the ‘040 patent.

Savella®:  Savella (milnacipran HCl) our selective serotonin and norepinephrine inhibitor (SNRI) for the management of fibromyalgia achieved sales of $102.8 million in fiscal 2012 and according to data published by IMS, as of April 30, 2012, Savella’s market share was 6.9% of total prescriptions in the fibromyalgia category.  Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function.

We licensed the United States and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (Cypress).  Pursuant to our agreement, we are obligated to pay Cypress royalties based on net sales of Savella.  In addition to five years of Hatch-Waxman exclusivity that expires in 2014, Savella is covered by two U.S. method of use patents that expire in 2021 (one of which is subject to patent term extension until 2023) and a U.S. method of use patent relating to Savella’s dosing schedule that expires in 2029.

Canada:  Contemporaneously with our buyout of the Bystolic royalties from Janssen, we and Janssen terminated our agreement for the commercialization by Janssen of both Bystolic and Savella in Canada.  We have now established a wholly-owned Canadian subsidiary, which will take over the registration and commercialization of both products.  Health Canada has accepted the regulatory filing for Bystolic and we plan on submitting regulatory filings for Viibryd and linaclotide in the second half of calendar 2012.

Teflaro®:  In October 2010, we received marketing approval from the FDA for Teflaro (ceftaroline fosamil) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria and common Gram-negative bacteria.  Teflaro achieved sales of $22.4 million in fiscal 2012.

Teflaro is a member of the cephalosporin class of antibiotics, the most frequently prescribed class of antibiotics in the world.  FDA approval was based on positive results from two Phase III studies of ceftaroline for complicated skin and skin structure infections and two Phase III studies for community-acquired bacterial pneumonia.

The worldwide rights (excluding Japan) to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company Limited (Takeda).  In addition to five years of Hatch-Waxman exclusivity, Teflaro is covered by a U.S. composition of matter patent that expires in 2022, including patent term extension.  Teflaro is also covered by two U.S. patents that relate to the ceftaroline formulation that expire in 2021 and that may provide additional exclusivity.

In August 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which AstraZeneca will co-develop and commercialize Teflaro worldwide, excluding the United States, Canada and Japan.  Under the terms of the agreement AstraZeneca is obligated to pay us royalties based on sales of Teflaro.

Avibactam:  In December 2009, we entered into an agreement with AstraZeneca to acquire additional rights to avibactam (the International Nonproprietary Name for NXL104 as approved by the WHO) and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  The ceftaroline/avibactam combination is currently being studied in Phase II clinical trials conducted by Forest.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated a Phase III study for ceftazidime/avibactam in patients with cIAI in December 2011 and will initiate a Phase III study for patients with cUTI in the first half of calendar 2012.

Under the terms of the agreement, we will be obligated to pay half of certain future milestones if development is successfully completed.

Avibactam inhibits several classes of bacterial enzymes called beta-lactamases that break down and inactivate beta-lactam antibiotics (in particular penicillins and cephalosporins) making the pathogens producing these enzymes resistant to these antibiotics.  Beta-lactamase inhibition represents a mechanism for counteracting this resistance and enhancing the broad-spectrum activity of beta-lactam antibiotics.  The ceftazidime/avibactam and ceftaroline/avibactam combination products will each receive three years of Hatch-Waxman exclusivity upon approval.  In addition, avibactam is covered by a U.S. composition of matter patent that expires in 2022, subject to possible patent term extension.

European Cystic Fibrosis Franchise:  In February 2012, we were granted European Medicines Agency (EMA) approval to market Colobreathe®.  Colobreathe is a novel dry powder inhaler developed by Forest containing colistin, indicated for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients aged 6 years and older.  We plan to begin marketing Colobreathe in four European countries by mid 2012, followed by other European markets in late 2012 and early 2013.

In December 2010, we entered into an agreement with Grünenthal GmbH (Grünenthal) pursuant to which we acquired all rights held by Grünenthal for colistin and reacquired all rights previously licensed by us to Grünenthal for Colobreathe.  Colistin is an antibiotic used to treat the principal bacterial infections in cystic fibrosis patients and is currently marketed by Forest in a nebulized presentation in the United Kingdom and Ireland as Colomycin®.  This transaction and the approval to market Colobreathe in Europe enable us to expand our European cystic fibrosis franchise and become a major distributor of colistin in Europe.  Under the terms of the agreement, we paid Grünenthal approximately $100 million, of which approximately $70 million was paid in fiscal 2011, and the balance was paid in fiscal 2012.

Lexapro®:  Lexapro (escitalopram oxalate), our single isomer version of citalopram HBr, for the treatment of MDD in adults and adolescents and generalized anxiety disorder (GAD) in adults, achieved sales of $2.1 billion and accounted for 48% of our sales in fiscal 2012.  In March 2012, Mylan launched the authorized generic version of Lexapro and we receive sales based royalties.  Sales of Lexapro accounted for 55% and 58% of our sales for fiscal years ended 2011 and 2010, respectively.

Cariprazine:  In November 2004, we entered into a collaboration and license agreement with Gedeon Richter Plc. (Richter), based in Budapest, Hungary, for the development of and exclusive United States rights to Richter's cariprazine and related compounds.  Cariprazine is an oral D2/D3 partial agonist being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.

In February 2012, we reported positive top-line results from two Phase III studies of cariprazine for the treatment of acute exacerbation of schizophrenia.  For the primary endpoint in each study, the Positive And Negative Syndrome Scale (PANSS), the data showed that cariprazine-treated patients experienced significant symptom improvement compared to placebo-treated patients.  All doses showed statistically significant separation from placebo starting at week 2 and at each subsequent time point with the higher dose showing separation as early as week 1 of treatment.  The results of these two studies were consistent with the results of a previously completed placebo-controlled Phase II(b) fixed-dose study in this population.

During the current fiscal year, we also reported top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  In both studies the primary endpoint was the Young Mania Rating Scale (YMRS).  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant improvements in symptoms compared to placebo-treated patients as early as day four of treatment in the first study and day five of treatment in the second study, and at each subsequent time point studied.

We expect to file an NDA with the FDA for both of these indications in the fourth quarter of calendar 2012.

Under the terms of the agreement with Richter, we will be obligated to pay future milestone payments if development and commercialization are successfully completed.  We will also be obligated to pay Richter a royalty based on net sales of the product.  Our license grants us exclusive development and commercialization rights in the United States and Canada.  We will collaborate with Richter in product development and will jointly fund such development activities.

In addition to five years of Hatch-Waxman exclusivity which would be granted upon approval, cariprazine is covered by a U.S. composition of matter patent that expires in 2027, subject to possible patent term extension.

Levomilnacipran:  In December 2008, we entered into a collaboration agreement with Pierre Fabre Médicament (Pierre Fabre) for the development and commercialization of levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a once-daily, selective norepinephrine and serotonin reuptake inhibitor, two neurotransmitters known to play an essential role in regulating mood, and is being developed for the treatment of MDD.

In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Following a 1-week single-blind placebo run-in period, 568 men and women, 18-75 years of age, were randomized to receive either levomilnacipran 40mg or 80mg once-daily or placebo for eight weeks.  This was followed by an additional 1-week double-blind down-taper period.  All patients participating in the study met the criteria for recurrent MDD as defined by the DSM-IV-TR, and had a minimum score of 26 on the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  The average baseline score among participating patients was 31 on the MADRS-CR.  Levomilnacipran was generally well-tolerated in this study.  These study results are part of an ongoing development program for levomilnacipran, which includes two additional Phase III studies that demonstrated statistically significant improvement over placebo.  In another Phase III study, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial, however, the overall difference observed between the drug-treated and the placebo-treated patients was not statistically significant.  Based on the overall success of the development program, we plan to file an NDA for levomilnacipran with the FDA in the third quarter of calendar 2012.

Under the terms of our agreement, we will be obligated to pay Pierre Fabre future milestone payments upon successful development of levomilnacipran.  We have assumed responsibility for the clinical development and commercialization of levomilnacipran in the United States and Canada, while Pierre Fabre funded all pre-clinical development and will also fund all drug substance manufacturing activities.

Levomilnacipran is an enantiomer of milnacipran and is covered by a U.S. method of use patent that expires in 2023, subject to possible patent term extension.  We also anticipate that under the Food and Drug Administration Amendments Acts of 2007, (FDAAA) levomilnacipran will qualify for five years of Hatch-Waxman exclusivity upon approval.

GRT 6005: In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain.

GRT 6005 and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.  Both compounds are covered by a U.S. composition of matter patent that expires in November 2023, subject to possible patent term extension.

Under the terms of the agreement, we made an upfront payment to Grünenthal of $66.1 million, and may be obligated to pay additional development and commercialization milestones and royalties on net sales of the product.  Pursuant to the agreement, we have exclusive rights in the United States and Canada with an option to co-promote in Europe.  Grünenthal has an option to co-promote in the United States and Canada.

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

Azimilide:  In April 2011, we entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) pursuant to which we acquired the worldwide rights to azimilide, a novel class III antiarrhythmic agent developed by Proctor & Gamble Pharmaceuticals.  Azimilide has been studied in over 5,300 patients to investigate its potential as an antiarrhythmic agent.  Based on its mechanism of action and results of clinical trials, azimilide was determined to be best suited for use in patients with a history of life-threatening ventricular arrhythmias and who have an implantable cardioverter defibrillator.  In 2006, following submission of data from the SHIELD 1 Phase III clinical study, the FDA, under its then operable review practices, issued an Approvable Letter requesting an additional clinical trial for azimilide.  In 2010, the FDA agreed to one additional Phase III study to support a regulatory submission for azimilide in the U.S.  The SHIELD 2 study was initiated in November 2011 and is being conducted under a Special Protocol Assessment with the FDA.

Pursuant to the agreement, we made an upfront payment of $40 million to Blue Ash and will be obligated to make future milestone payments upon the successful commercialization of azimilide and to pay royalties based on net sales of the product.  We will be responsible for all future development and commercialization costs.

As a new chemical entity, azimilide will be eligible for five and ten years of exclusivity in the U.S. and Europe, respectively, commencing upon approval.  While the composition of matter patent for azimilide will expire in 2012, other patent applications have been filed with respect to azimilide which may further extend its period of exclusivity.

RGH-618:  In November 2005, we entered into a collaboration agreement for the development of RGH-618 (mGLuR1/5 compounds) with Richter.  RGH-618 involves a series of novel compounds that target metabotropic glutamate receptors and are agonists which represent novel potential agents for the treatment of anxiety, depression and other central nervous system (CNS) conditions.  In March 2012, we initiated a Phase I study in healthy volunteers of RGH-618.

Pursuant to the agreement, we made an upfront payment to Richter and will be obligated to make milestone payments based upon the achievement of development objectives in addition to sales based royalties.  We will have exclusive marketing rights in North America while Richter will retain exclusive rights in Europe and countries comprising the former Soviet Union.  The two companies will share rights in other countries.

Share Repurchase Program

On May 18, 2010, our Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.

On June 3, 2011, we entered into an agreement with Morgan Stanley & Co. LLC (MSCO) to repurchase $500 million of our common stock utilizing an accelerated share repurchase transaction (June 2011 ASR).  As of March 31, 2012, we received 11.8 million shares under the June 2011 ASR.  All remaining shares under the June 2011 ASR, if any, up to a maximum of 1.7 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013.  The exact number of additional shares, if any, to be delivered to us under the transaction, will be based on the volume weighted-average price of Forest's stock during the term of the June 2011 ASR, subject to a minimum and maximum price for the purchased shares.

On August 15, 2011, we entered into an additional agreement with MSCO to repurchase $350 million of our common stock utilizing an accelerated share repurchase transaction (August 2011 ASR).  As of March 31, 2012, we received 9.7 million shares under the August 2011 ASR.  All remaining shares under the August 2011 ASR, if any, up to a maximum of 1.2 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013.  The exact number of additional shares, if any, to be delivered to us under the transaction, will be based on the volume weighted-average price of Forest’s stock during the term of the August 2011 ASR, subject to a minimum and maximum price for the purchased shares.

No additional shares were repurchased under the 2010 Share Repurchase Program during fiscal 2012 and as of May 24, 2012, 17.3 million shares were available for repurchase under the repurchase program.  We may make share repurchases from time to time in the open market or through private transactions, including additional accelerated share repurchase transactions.

Board of Directors

During the 2011 Annual Meeting of Stockholders, held on August 18, 2011, three new independent directors were elected to serve on Forest’s Board of Directors: Christopher J. Coughlin, former Vice President and Chief Financial Officer of Tyco International; Gerald M. Lieberman, former President and Chief Operating Officer of AllianceBernstein; and Brenton L. Saunders, Chief Executive Officer of Bausch & Lomb.  William Candee and George Cohan, two of our long-standing directors retired from the Board.  These actions increased the Board of Directors from nine to ten members.

Principal Products

We actively promote in the United States those branded products which we believe have the most patient benefit and potential for growth, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products.  Such products include:  Namenda, our NMDA antagonist for the treatment of moderate and severe Alzheimer's disease; Bystolic, our beta-blocker for the treatment of hypertension; Savella, our SNRI for the management of fibromyalgia; Teflaro, a broad-spectrum, hospital-based injectable cephalosporin antibiotic for the treatment of adults with skin and skin structure infections and community-acquired bacterial pneumonia; Daliresp, our PDE4 inhibitor as a treatment to reduce the risk of COPD exacerbations in patients with severe COPD; and Viibryd, an SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD.

Namenda is marketed under agreements between Forest and Merz dated June 28, 2000 (collectively, the Merz License).  A copy of the Merz License has been filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 and the following description of the terms of this agreement is qualified in its entirety by reference to the copy of the agreement which has been filed with the SEC and such agreement is incorporated herein by reference.

Under the terms of the Merz License, the Company was granted exclusive U.S. marketing (and related manufacturing) rights with respect to products containing memantine for use in the treatment of vascular dementia and Alzheimer’s disease, and Merz has agreed to supply all of Forest’s requirements of the active pharmaceutical ingredient memantine.  The Merz License requires that Forest pay to Merz a percentage of its net revenues from the sale of Namenda as a royalty.  The agreement expires in 2028.

The agreement may be terminated by either party in the event the other party breaches any of its obligations under the agreement and such breach continues beyond any applicable cure period (as determined by an arbitration proceeding).  In the event of such a termination by Merz, Forest would lose all of its rights under the agreement.  Upon expiration of the agreement (or upon earlier termination of the agreement by reason of a breach by Merz), Forest would continue to have a perpetual but non-exclusive license to market the product in the U.S. and exclusive rights to use the Namenda trademark subject to the payment of a trademark royalty.

Sales of Namenda, launched in December 2003, accounted for 32% of our sales for the fiscal year ended March 31, 2012 and 30% and 29%, of our sales for fiscal years ended 2011 and 2010, respectively.

Lexapro was developed and is marketed under agreements with H. Lundbeck A/S (Lundbeck) entered into in 1998 (collectively, the Lundbeck License).  The license agreement and related license and supply agreement have been filed as Exhibits 10.17 and 10.18, respectively, to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and the following description of the terms of these agreements is qualified in its entirety by reference to the copies of the agreements which have been filed with the SEC and such agreements are incorporated herein by reference.

Under the terms of the Lundbeck License, the Company was granted exclusive U.S. marketing (and related manufacturing) rights to the S-enantiomer form of the compound known as citalopram and to certain related patents and technology (excluding certain rights with respect to indications that are not material).

Lundbeck supplies Forest with all of its requirements of the licensed compound and licenses certain trademark rights to Forest for which the Company pays Lundbeck product and trademark royalties calculated as fixed percentages of its net sales of the product.  Lundbeck may elect to discontinue supply on not less than three years prior written notice to Forest but Forest will remain obligated to make certain payments to Lundbeck for so long as it is marketing products under the Lundbeck License.

The initial term of the Lundbeck License expired in 2010, subject to successive five-year renewal terms unless terminated by either party, and the agreement is currently in its first renewal term.  Forest will continue to have exclusive U.S. marketing (and related manufacturing) rights following any expiration of the agreement or any termination of the agreement by Forest by reason of a breach by Lundbeck, subject to its obligation to continue to pay applicable product and trademark royalties.  The agreement may be terminated by either party in the event of bankruptcy or a material default (as determined by an arbitration proceeding) by the other.  In addition, each of the parties has certain rights to terminate the Lundbeck License in the event that the other party undergoes a change in control.

As noted above, the composition of matter patent for Lexapro has expired and sales of Lexapro have and are expected to continue to decline as a result of competition from generic formulations of the product.

Marketing

In the United States, we market our products through our domestic salesforces, currently numbering approximately 3,300 personnel, which detail products directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  In the United Kingdom, our Forest Laboratories UK subsidiary’s salesforce, currently 52 personnel, markets its products directly.  Our products are sold elsewhere through independent distributors.

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

Two categories of provisions in the law which have significant impact to Forest are those which will impact rebates paid to public and private payers and those which might impact patient access to pharmaceutical products.  The former category, containing provisions which took effect in 2010, includes an increase in the Medicaid mandatory rebate (from 15.1% to 23.1% for branded pharmaceutical products), provision of Medicaid Fee-for-Service rebates to drugs adjudicated through Medicaid Managed Care Plans, changes in the calculation of certain pricing information reported to the government and extension of favorable government pricing to additional entities.  This category also includes manufacturer rebates to certain patients in the Medicare Part D coverage gap and a non-deductible annual fee payable to the federal government based on a company’s prior calendar year share of branded prescription drug sales to specified government programs, both of which were implemented in 2011.

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

The cost of human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries.  In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer’s version of a drug for the one prescribed.  Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products.  In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs.  Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer’s products in health programs, including Medicaid, run by such states.  Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans.  Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers.  In addition, the Federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid.  The DRG system entitles a healthcare facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  Under the Prescription Drug User Fee Act of 1992, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

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

From time to time, we have implemented revised product labeling in accordance with FDA requirements.  There can be no assurance that such labeling changes or changes which may be required by subsequent rulemaking will not have an adverse effect upon the marketing of our products.  In addition, the FDA continues to review various aspects of our NDAs and product labeling for approved products as we submit supplements seeking approval for new indications or dosage forms, labeling changes or to comply with FDA requests, and at the agency’s own initiative in light of post-marketing experience.  In connection with such reviews, the FDA may request labeling changes based on the data submitted by us or from other sources, including post-marketing experience data.  Sometimes those requested changes may apply to an entire class of drugs which includes one of our products, and sometimes the changes requested may apply only to our product.  In some cases, the labeling changes requested, if implemented, may adversely affect the prescribing of our products by physicians.  If we believe changes requested by the FDA are not correct, we may submit further data and analyses to the FDA which may modify the agency’s position.  There can be no assurance, however, that the FDA will ultimately agree with our position or that post-marketing clinical experience will not require labeling changes, either initiated by us or by the FDA, which may adversely affect our products’ acceptance and utilization.

In connection with the finalization of a previously reported settlement resolving all aspects of the investigations led by the U.S. Department of Justice (DOJ) and the United States Attorney's Office (USAO) for the District of Massachusetts that began in January 2004 relating to past marketing and sales activities in connection with Celexa®, Lexapro, and Levothroid®, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of Health and Human Services (OIG-HHS) in September 2010.  The CIA requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  Failure to comply with the terms of the CIA could result in substantial penalties and potential exclusion from government health care programs.

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2012	2011	2010
McKesson Drug Company	36%	37%	36%
Cardinal Health, Inc.	30%	32%	33%
AmerisourceBergen Corporation	20%	20%	20%

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

Raw Materials

The active pharmaceutical ingredients in our principal promoted products, including Namenda, Bystolic, Savella, Teflaro, Daliresp and Viibryd are patented or otherwise generally available to us only pursuant to contractual arrangements with our licensing partners.  Other raw materials used by us are purchased in the open market.  We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

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

Research and Development

During the fiscal year ended March 31, 2012, we recorded $796.9 million for research and development (R&D) expense, as compared to $715.9 million and $1.1 billion in the fiscal years ended March 31, 2011 and 2010, respectively.  Included in R&D expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received.  R&D expense for fiscal 2012 included an upfront payment of $40 million to Blue Ash for the worldwide rights to azimilide; R&D expense for fiscal 2011 included an upfront payment of $66.1 million to Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006 and a $50 million upfront license payment to TransTech for the development and commercialization of TTP399.  R&D expense for fiscal 2010 included a licensing payment of $229 million to AstraZeneca for additional rights to avibactam and the United States and Canadian rights to products containing avibactam, including ceftazidime/avibactam, a $100 million licensing payment to Nycomed for the United States rights to Daliresp, and a $75 million licensing payment to Almirall for the United States rights to LAS100977.  Other R&D expenditures consist primarily of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

At March 31, 2012, we employed approximately 5,700 employees.

Patents and Trademarks

Forest seeks to obtain, where possible, patents and trademarks for our products in the United States and all countries of major marketing interest to Forest.  We own or have licenses to a substantial number of patents and patent applications.  Several of these patents, which expire during the period 2015 to 2021, are believed to be of material importance in the operation of Forest’s business.  We believe that patents, licenses and trademarks (or related groups of patents, licenses, or trademarks) covering our marketed products are material in relation to our business as a whole.

The following patents, licenses and trademarks are significant for our business:  those related to Namenda (memantine hydrochloride), those related to Benicar (olmesartan medoxomil) and Benicar HCT (olmesartan medoxomil and hydrochlorothiazide), those related to Bystolic (nebivolol hydrochloride), those related to Savella (milnacipran hydrochloride), those related to Teflaro (ceftaroline fosamil), those related to Daliresp (roflumilast), and those related to Viibryd (vilazodone hydrochloride).  The principal U.S. method of use patent covering Namenda is licensed from Merz and expires in 2015.  The U.S. pharmaceutical composition of matter patent covering Bystolic was acquired by us from Janssen in March 2012 and expires in 2021.  The principal method of use patent covering Savella is licensed from Cypress and expires in 2021 (Cypress has submitted a patent term extension application to extend this patent until 2023).  The U.S. composition of matter patent covering Teflaro is licensed from Takeda and expires in 2018 (Takeda has submitted a patent term extension application to extend this patent until 2022).  The U.S. composition of matter patent covering Daliresp is licensed from Nycomed and expires in 2015 (Nycomed has filed a patent term extension application to extend this patent until 2020).  The U.S. composition of matter patent covering Viibryd is licensed from Merck and expires in 2014 (Trovis Pharmaceuticals, LLC, a subsidiary of Clinical Data, has filed a patent term extension application to extend this patent until 2019).  The U.S. composition of matter patent covering Benicar and Benicar HCT is owned by Daiichi Sankyo, Inc. (Sankyo) and expires in 2016.  A U.S. method of use patent related to Benicar HCT expires in 2021.  Forest and Sankyo are parties to a co-promotion agreement with respect to Benicar and Benicar HCT pursuant to which Forest will continue to receive contract revenues through March 2014.  Litigation involving Forest’s patents covering Bystolic is discussed in “Item 3. Legal Proceedings”.

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

Item 1A.  Risk Factors

We operate in an industry which involves a number of significant risks, some of which are beyond our control.  The following discussion highlights some of these risks and others are discussed elsewhere in this Form 10-K.  The risks discussed herein and other risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.  Additional risks not currently known to us or that we presently deem immaterial may also impair our business operations.  You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before making an investment decision with respect to our securities.  This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  Our results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere.  See “Item 1. Business” Cautionary Statement Regarding Forward-Looking Statements.

One of Our Major Products Now Faces Generic Competition and Others May Face Generic Competition in the Near Future

Forest depends upon patents to provide exclusive marketing rights for products.  As product patents expire, we face strong competition from lower priced generic drugs.  Loss of patent protection for one of our products typically leads to a rapid loss of sales for that product, as lower priced generic versions of that drug become available.  In the case of products that contribute significantly to sales, the loss of patent protection can have a material adverse effect on our business, results of operations, financial position and cash flow.

For the 2012 fiscal year, sales of Lexapro accounted for 48% of our net sales.  With the expiration of the patent for Lexapro in March 2012, Lexapro now faces generic competition which has eroded and will continue to significantly erode sales and we expect will result in the loss of substantially all U.S. sales of Lexapro within the first full year of generic competition.  In addition, Namenda, which accounted for 32% of our net sales in fiscal 2012, is expected to lose patent exclusivity in fiscal 2015.

Our Business Depends on Intellectual Property Protection.

Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  For example and as disclosed in “Item 3. Legal Proceedings” below and in Note 13 to our Consolidated Financial Statements, we have recently brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  Further, Synergy Pharmaceuticals has recently filed a request for Inter Partes Reexamination  with the United States Patent and Trademark Office directed to U.S. Patent 7,704,947 (the ‘947 Patent),  which covers a group of peptides that includes linaclotide and related molecules.  The Patent and Trademark Office has not yet decided whether to order reexamination of this patent.  The ‘947 Patent is one of several issued patents and pending applications, including a linaclotide composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making linaclotide, formulations, and dosing regimens, which we have licensed from Ironwood.

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

Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our sales of that product.  Availability of generic substitutes for our drugs may adversely affect our results of operations and cash flows.  In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs.

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

Our Business Could be Negatively Affected by the Performance of Our Collaboration Partners.

Our principal products, as well as certain of our principal product development opportunities, involve strategic alliances with other companies.  Our alliance partners typically possess significant patents or other technology which are licensed to us and remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based.  While some of our collaboration partners are large well-established companies, others are smaller companies, often in the “start-up” stage.  A failure or inability of our partners to perform their collaboration obligations could materially negatively affect our operations or business plans.  In addition, while our relationships with our strategic partners have been good, differences of opinion on significant matters arise from time to time.  Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance.

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

Post-Approval Clinical Trials and Developments Could Adversely Affect the Sales of our Products.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials.  The results generated in these trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about side effects or efficacy of a product.  The FDAAA gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies.  The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.  Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products.  Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our products.  Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal.  Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales.  Such guidelines or recommendations may lead to lower sales of our products.  A violation of the law may result in substantial civil and criminal monetary and other penalties.

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

Many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners.  In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of our principal products, including Namenda, Bystolic and Savella.  Difficulties or delays in the product supply chain, both within and outside of our control, or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Regulatory Compliance Issues Could Materially Affect Our Financial Position and Results of Operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities.  Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.  See “Item 3. Legal Proceedings” for information about pending government investigations and litigation concerning our marketing and promotional practices and certain third-party payer litigation pending against us.  We are now operating under a CIA with the OIG-HHS that requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  While we expect to fully and timely comply with all of our obligations under the CIA, the failure to do so could result in substantial penalties and our being excluded from government healthcare programs.  In addition, the manufacture, testing, storage and shipment of pharmaceutical products are highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues.  Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Pharmaceutical Cost-Containment Initiatives May Negatively Affect Our Net Income.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit for Medicare participants.  Companies that negotiate prices on behalf of Medicare drug plans will have a significant degree of purchasing power and we expect pricing pressure as a result.  Our net income also continues to be impacted by cost-containment initiatives adopted by managed care organizations and pharmaceutical benefit managers which negotiate discounted prices from pharmaceutical manufacturers in order to secure placement on formularies adopted by such organizations or their health plan or employer customers.  Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products.  In addition, some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible.

Healthcare Reform in the United States May Adversely Affect Our Revenues.

The United States healthcare industry has been, and will likely continue to be, subject to increasing regulation as well as political and legal action.  Recently, major United States healthcare reform has been adopted into law which, in addition to other measures, impacts rebates paid to public and private payers and affects patient access to pharmaceutical products.  The reform measures call for, among other things, an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs.  At this time no assurances can be given that these measures, or any other measures included in the reform acts, will not have an adverse effect on our revenues in the future.

Our Business, and in Particular the Treatment of CNS Disorders, Presents Risk of Product Liability Claims.

As more fully discussed in “Item 3. Legal Proceedings”, we are subject to approximately 93 legal actions asserting product liability claims relating to the use of Celexa or Lexapro.  These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  Further, while we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

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

The Effective Rate of Taxation upon Our Results of Operations is Dependent on Multi-National Tax Considerations.

A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in Europe.  Changes in tax laws or in their application or interpretation, such as to the transfer pricing between Forest’s non-U.S. operations and the U.S., could increase our effective tax rate and negatively affect our results of operations.  Our transfer pricing is the subject of an ongoing audit by the U.S. Internal Revenue Service (IRS) for fiscal years 2004, 2005 and 2006.  This audit is in the early stages and no substantive transfer pricing discussions for the years under audit have occurred.  If the IRS prevails in a position that increases the U.S. tax liability in excess of the established reserves, it is likely that the IRS could make similar claims for years subsequent to fiscal 2006 which could be material.  See Note 14 to our Consolidated Financial Statements incorporated by reference herein.

Our Consolidated Financial Statements May be Impacted in Future Periods Based on the Accuracy of Our Valuations of Our Acquired Businesses.

Accounting for business combinations involves complex and subjective valuations of the assets and liabilities of the acquired entity, and in some instances contingent consideration, which is recorded in the Company’s Consolidated Financial Statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States (GAAP).  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our Consolidated Financial Statements in future periods.

We Have Significant Goodwill and Other Intangible Assets.  Consequently, Potential Impairment of Goodwill and Other Intangibles May Significantly Impact Our Profitability.

As of March 31, 2012, goodwill and other intangibles represented approximately 38% of our total assets.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Location	Type of facility	Approximate square footage
Owned properties
United States:
Commack, NY	Administration and Research & Development	20,000
Commack, NY	Administration and Research & Development	103,000
Commack, NY	Administration and Sales Training	387,000
Commack, NY	Leased to tenants through 2015	180,000
Hauppauge, NY	Warehousing, Administration and Clinical Packaging	105,000
Hauppauge, NY	Warehousing, Administration and Clinical Packaging	28,000
Cincinnati, OH	Manufacturing, Warehousing and Administration	120,000
Cincinnati, OH	Manufacturing, Warehousing and Administration	30,000
St. Louis, MO	Manufacturing, Warehousing, Distribution and Administration	495,000
St. Louis, MO	Administration and Data Center	40,000

Ireland:
Clonshaugh, Dublin	Manufacturing and Distribution	220,000
Baldoyle, Dublin	Manufacturing and Distribution	33,000

Leased properties
United States:
Corporate Headquarters New York, NY	Administration	180,000
Jersey City, NJ	Administration	215,000
Commack, NY	Information Technology	57,000
Farmingdale, NY	Laboratory testing	44,000
Farmingdale, NY	Warehousing	15,000
Hauppauge, NY	Hotel facility for housing of sales reps during sales training
Oakland, CA	Administration	38,000
Emeryville, CA	Microbiology lab	3,200
Various U.S. states	5 Sales Administration offices	18,000

Europe:
Dartford Crossing, London	Administration	7,500
Various countries	Administration (5 offices)	3,000

Canada:
Toronto, Canada	Administration	3,700

We believe that our current facilities will adequately meet our operating needs for the foreseeable future.

Item 3.  Legal Proceedings

We remain a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products.  In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products.  The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages.  The Judicial Panel on Multidistrict Litigation (MDL) ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption “In re Brand Name Prescription Drugs Antitrust Litigation.”

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

On February 7, 2012, the U.S. District Court for the Southern District of New York entered an order approving the settlement of, and dismissing with prejudice, two derivative actions brought against our directors and certain of our officers and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  Pursuant to the Stipulation of Settlement, the plaintiff in a similar action in New York Supreme Court captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence Olanoff, et al., Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants has filed an unopposed motion to dismiss that action with prejudice.  These derivative actions alleged that our directors and certain officers breached their fiduciary duties to the Company in connection with various matters relating to the marketing of Celexa and Lexapro which were in part the subject of a securities class action lawsuit which we settled in 2009 and the subject of legal actions taken by the United States Government and resolved by us in 2010.  The Stipulation of Settlement provided for the implementation of certain corporate governance measures, including procedures for the review of press releases concerning the results of clinical trials and the maintenance of various compliance policies and procedures relating to sales and promotional activities, as well as the payment of certain agreed legal fees of the plaintiffs.  The settlement does not require any other payment by us.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently (February 20, 2012) named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories.  The State has indicated that it will file a lawsuit if the parties are unable to settle the State’s claim.

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  We have not yet responded to the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  Our settlement payments are not material to our financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before 2013.

FLI and FPI are defendants in three federal actions filed on behalf of individuals who purchased Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multi-district litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri consumer protection statute and state common laws.  Discovery currently is ongoing.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We received a subpoena dated April 20, 2011 from the Office of the United States Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  We co-marketed Benicar from 2002 to 2008 together with the drug’s originator Sankyo pursuant to co-promotion agreements.  We are cooperating in responding to the subpoena.

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

We currently are defending approximately ninety-three product liability lawsuits.  Fourteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Seventy-nine of these lawsuits allege that Celexa or Lexapro caused birth defects or PPHN.  Each lawsuit seeks substantial compensatory and punitive damages.  We are vigorously defending these suits.

A MDL has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

The majority of the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.  We expect the federal court MDL and the state court consolidation will ease the burden of defending these cases.  We hope that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and we cannot predict or determine the outcome of this litigation.  We generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

On August 11, 2010, we were named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by us throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that we failed to pay our sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  We believe there is no merit to Plaintiff’s claims and intend to vigorously defend this matter.  On November 28, 2011, the U.S. Supreme Court issued an Order granting certiorari in Christopher v. SmithKline Beecham Corp. (the GSK action), a decision from the U.S. Court of Appeals for the Ninth Circuit, which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  On December 12, 2011, the Martinez action was stayed until the Supreme Court issues its decision in the GSK action.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the OIG-HHS.  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  The plaintiffs in the Israni and Greenbaum actions filed a Consolidated Amended Complaint on October 7, 2011.  The Company filed a motion to dismiss in the Hawley action on September 30, 2011 and a motion to dismiss in the Israni and Greenbaum consolidated action on December 5, 2011.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following our agreement to buy out Janssen’s interests in Bystolic.  On March 28, 2012, we filed a motion to consolidate the Delaware and Illinois actions with the Judicial Panel on Multidistrict Litigation.  Oral argument on our motion has been scheduled for May 31, 2012.  Fact discovery is currently ongoing in the Illinois action.  No schedule has been set in the Delaware action.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Performance Graph

The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report to Stockholders for the fiscal year ended March 31, 2012 (2012 Annual Report).

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for share repurchase programs.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

On June 3, 2011, we entered into an agreement with MSCO to repurchase $500 million of our common stock under the June 2011 ASR.  As of March 31, 2012, we received 11.8 million shares under the June 2011 ASR at an average price of $38.59 per share.  All remaining shares under the June 2011 ASR, if any, up to a maximum of 1.7 million shares, will be received upon final settlement of the transaction which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013.  The exact number of additional shares, if any, to be delivered to us under the transaction, will be based on the volume weighted-average price of Forest’s stock during the term of the June 2011 ASR, subject to a minimum and maximum price for the purchased shares.

On August 15, 2011, we paid $350 million for the purchase of our common stock under the August 2011 ASR entered into with MSCO.  As of March 31, 2012, we received 9.7 million shares under the August 2011 ASR at an average price of $32.83 per share.  All remaining shares under the August 2011 ASR, if any, up to a maximum of 1.2 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013.  The exact number of additional shares, if any, to be delivered to us under the transaction, will be based on the volume weighted-average price of Forest’s stock during the term of the August 2011 ASR, subject to a minimum and maximum price for the purchased shares.

Item 6.    Selected Financial Data

The information required by this item is incorporated by reference to the information under the heading Selected Financial Data in our 2012 Annual Report.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the information under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information under the heading Quantitative and Qualitative Disclosures About Market Risk in our 2012 Annual Report.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the related Reports of Independent Registered Public Accounting Firm in our 2012 Annual Report.

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2012 Annual Report under the headings Management’s Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our current fiscal year, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III of this Form 10-K is incorporated by reference from Forest’s definitive proxy statement to be filed with the SEC not later than 120 days after our fiscal year ended March 31, 2012, (the Proxy Statement) pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with Forest’s 2012 Annual Meeting of Stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth certain information as of March 31, 2012 with respect to our compensation plans under which Forest securities may be issued:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	19,728,360	$35.24(1)	10,010,784
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	19,728,360	$35.24	10,010,784

(1) Outstanding restricted stock awards are excluded, as these awards do not have an exercise price.

Additional information required by this item is incorporated by reference to the section entitled Security Ownership of Principal Stockholders and Management in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1.
Financial statements.  The following consolidated financial statements of Forest Laboratories, Inc. and its subsidiaries are incorporated by reference to the 2012 Annual Report, as provided in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – March 31, 2012 and 2011

Consolidated Statements of Income – years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income – years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – years ended March 31, 2012, 2011 and 2010

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

10.22
Consultant Services Letter Agreement dated October 21, 2010 between Forest Laboratories, Inc. and Dr. Peter J. Zimetbaum.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2011 (2011 10-K).

10.23	Consultant Services Letter Agreement dated January 1, 2011 between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff. Incorporated by reference to the 2011 10-K.

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

10.30	Form of Employee Stock Unit Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.

10.31	Form of Employee Stock Unit Agreement (Performance-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.

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

10.43	License Agreement dated September 30, 2003 by and between Takeda Chemical Industries, Ltd. and Peninsula Pharmaceuticals, Inc. Incorporated by reference to the 2011 10-K.*

10.44
First Amendment to Agreement dated November 4, 2004 by and between Takeda Pharmaceutical Company Limited (f/k/a Takeda Chemical Industries, Ltd.) and Peninsula Pharmaceuticals, Inc.  Incorporated by reference to the 2011 10-K.

10.45
Second Amendment to Agreement dated November 19, 2007 by and among Takeda Pharmaceutical Company Limited, Cerexa Inc. and Forest Laboratories Holdings Limited.  Incorporated by reference to the 2011 10-K.*

10.46
Fixed Dollar Collared Accelerated Share Repurchase Transaction dated June 3, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co. LLC.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed June 9, 2011.

10.47
Fixed Dollar Accelerated Share Repurchase Transaction dated August 15, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011 (September 30, 2011 10-Q).

10.48
Fixed Dollar Collared Accelerated Share Repurchase Transaction dated August 15, 2011 as amended and restated, between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to September 30, 2011 10-Q.

10.49	License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2011 10-Q. *

10.50
Collaboration and Distribution Agreement dated August 7, 2009 by and between Nycomed GmbH and Forest Laboratories Holdings Limited.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No, 1-5438) for the quarter ended December 31, 2011. **

10.51	Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holdings Limited. **

10.52	Annual Incentive Compensation Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed May 11, 2012.

13	Portions of the Registrant’s 2012 Annual Report to Stockholders.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

***Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets – March 31, 2012 and 2011, (ii) Consolidated Statements of Income – years ended March 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income – years ended March 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 25, 2012
FOREST LABORATORIES, INC. By: /s/ Howard Solomon Howard Solomon Chairman of the Board Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Howard Solomon Howard Solomon	Chairman of the Board Chief Executive Officer President and Director	May 25, 2012
PRINCIPAL FINANCIAL OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Executive V.P, Finance & Administration and Chief Financial Officer	May 25, 2012
PRINCIPAL ACCOUNTING OFFICER:
/s/ Rita Weinberger Rita Weinberger	V.P Controller and Principal Accounting Officer	May 25, 2012
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 25, 2012
/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	May 25, 2012
/s/ Dan L. Goldwasser Dan L. Goldwasser	Director	May 25, 2012
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 25, 2012
/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	May 25, 2012
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	Director	May 25, 2012
/s/ Lester B. Salans Lester B. Salans	Director	May 25, 2012
/s/ Brenton L. Saunders Brenton L. Saunders	Director	May 25, 2012
/s/ Peter J. Zimetbaum Peter J. Zimetbaum	Director	May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 25, 2012 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is contained in Item 15 of this Form 10-K, also included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 25, 2012

S-1

SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2012:

Allowance for doubtful accounts	$2,298	$49	$57	(i)	$2,290
Allowance for cash discounts	13,985	107,892	113,721	(ii)	8,156
Inventory reserve	16,743	8,042	1,000	(i)	23,785

Year ended March 31, 2011:

Allowance for doubtful accounts	$17,192	$161	$15,055	(i, iii)	$2,298
Allowance for cash discounts	13,270	103,909	103,194	(ii)	13,985
Inventory reserve	20,243	1,072	4,572	(i)	16,743

Year ended March 31, 2010:

Allowance for doubtful accounts	$18,511	$458	$1,777	(i)	$17,192
Allowance for cash discounts	11,875	95,678	94,283	(ii)	13,270
Inventory reserve	14,173	7,811	1,741	(i)	20,243

(i) Represents actual amounts written off.
(ii) Represents cash discounts given.
(iii) Represents adjustments resulting from differences between prior period provisions and actual payments.

S-2

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2012.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman, Chief Executive Officer
and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P., Finance &
Administration and CFO

May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Controls and Procedures.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012, and our report dated May 25, 2012 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2012 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 25, 2012

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2012	2011
Assets (In thousands)

Current assets:
Cash (including cash equivalent investments of $1,576,922 at March 31, 2012 and $2,128,006 at March 31, 2011)	$1,579,515	$2,137,838
Marketable securities	847,555	1,713,303
Accounts receivable, less allowance for doubtful accounts of $2,290 at March 31, 2012 and $2,298 at March 31, 2011	471,784	535,486
Inventories, net	298,118	451,365
Deferred income taxes	246,451	217,432
Other current assets	142,772	204,249
Total current assets	3,586,195	5,259,673

Non-current assets:
Marketable securities and investments	723,367	529,917

Property, plant and equipment, net	360,020	319,766

Goodwill	713,091	14,965
License agreements, product rights and other intangibles, net	2,104,048	725,494
Deferred income taxes		71,340
Other assets	5,034	1,299
Total non-current assets	3,905,560	1,662,781

Total assets	$7,491,755	$6,922,454

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2012	2011
Liabilities and stockholders’ equity (In thousands, except for par values)

Current liabilities:
Accounts payable	$162,574	$190,767
Accrued expenses and other liabilities	766,735	747,091
Total current liabilities	929,309	937,858

Long-term liabilities:
Income tax liabilities	570,417	485,716
Contingent acquisition liabilities	25,219
Deferred tax liabilities	289,993

Total liabilities	1,814,938	1,423,574

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 428,746 shares in 2012 and 424,982 shares in 2011	42,875	42,498
Additional paid-in capital	1,700,734	1,631,887
Retained earnings	9,087,447	8,108,389
Accumulated other comprehensive (loss) income	(2,934)	7,996
Treasury stock, at cost (163,125 shares in 2012 and 138,863 shares in 2011)	(5,151,305)	(4,291,890)
Total stockholders’ equity	5,676,817	5,498,880

Total liabilities and stockholders’ equity	$7,491,755	$6,922,454

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)	YEARS ENDED MARCH 31,
	2012	2011	2010

Net sales	$4,392,548	$4,213,126	$3,903,524
Contract revenue	155,214	165,356	208,474
Interest income	20,364	29,568	35,472
Other income	17,918	11,650	45,392
	4,586,044	4,419,700	4,192,862

Costs and expenses:
Cost of sales	998,087	963,981	924,346
Selling, general and administrative	1,553,337	1,402,111	1,264,269
Research and development	796,932	715,872	1,053,561
	3,348,356	3,081,964	3,242,176

Income before income tax expense	1,237,688	1,337,736	950,686

Income tax expense	258,630	290,966	268,303

Net income	$979,058	$1,046,770	$682,383

Net income per share:

Basic	$3.58	$3.60	$2.25
Diluted	$3.57	$3.59	$2.25

Weighted average number of common shares outstanding:

Basic	273,561	291,058	303,386
Diluted	274,016	291,175	303,781

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	YEARS ENDED MARCH 31,
	2012	2011	2010

Net income	$979,058	$1,046,770	$682,383

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(14,747)	7,976	(2,398)
Pension liability adjustment, net of tax	1,556	(1,147)	(11,752)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	2,261	(2,528)	64,990
Other comprehensive (loss) income	(10,930)	4,301	50,840

Comprehensive income	$968,128	$1,051,071	$733,223

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

(In thousands)	Common stock		Additional paid-in	Retained	Accumulated other comprehensive		Treasury stock
	Shares	Amount	capital	earnings	income (loss)		Shares	Amount

Balance, March 31, 2009	422,268	$42,227	$1,491,239	$6,379,236	$	(47,145)	120,653	$3,750,966

Shares issued upon exercise of stock options and vesting of restricted stock	1,822	182	16,970
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock							1,047	32,435
Tax benefit related to stock options exercised by employees			8,868
Stock-based compensation			48,508
Other comprehensive income						50,840
Net income				682,383

Balance, March 31, 2010	424,090	42,409	1,565,585	7,061,619		3,695	121,700	3,783,401

Shares issued upon exercise of stock options and vesting of restricted stock	892	89	2,807
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock							273	8,489
Purchase of treasury stock							16,890	500,000
Tax provision related to stock options exercised by employees			(747)
Stock-based compensation			64,242
Other comprehensive income						4,301
Net income				1,046,770

Balance, March 31, 2011	424,982	42,498	1,631,887	8,108,389		7,996	138,863	4,291,890

Shares issued upon exercise of stock options and vesting of restricted stock	3,764	377	9,512
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock							2,790	9,415
Purchase of treasury stock							21,472	850,000
Tax provision related to stock options exercised by employees			18
Stock-based compensation			59,317
Other comprehensive income						(10,930)
Net income				979,058

Balance, March 31, 2012	428,746	$42,875	$1,700,734	$9,087,447	$	(2,934)	163,125	$5,151,305

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	YEARS ENDED MARCH 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$979,058	$1,046,770	$682,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,952	42,257	45,025
Amortization, impairments and write-offs	80,905	30,755	41,485
Stock-based compensation expense	59,317	64,242	48,508
Deferred income tax benefit and other non-cash tax items	(39,450)	44,263	(16,376)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	63,702	(59,833)	(26,209)
Inventories, net	162,166	16,404	(74,242)
Other current assets	62,685	(127,287)	67,288
Increase (decrease) in:
Accounts payable	(39,584)	60,562	13,013
Accrued expenses	(6,140)	(102,350)	148,805
Income tax liabilities	84,701	131,738	89,589
Contingent acquisition liabilities	(11,000)
Other	4,915	440	679
Net cash provided by operating activities	1,442,227	1,147,961	1,019,948

Cash flows from investing activities:
Purchase of property, plant and equipment	(80,545)	(38,463)	(32,252)
Purchase of marketable securities	(2,026,247)	(2,942,226)	(2,638,354)
Redemption of marketable securities	2,697,149	2,900,869	2,140,826
Acquisitions	(1,262,651)
Purchase of intangible assets	(469,364)	(289,401)

Net cash used in investing activities	(1,141,658)	(369,221)	(529,780)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	9,889	2,896	1,374
Tax benefit (provision) related to stock-based compensation	18	(747)	8,868
Treasury stock transactions	(859,415)	(508,489)	(16,657)

Net cash used in financing activities	(849,508)	(506,340)	(6,415)

Effect of exchange rate changes on cash	(9,384)	1,954	40,826

Increase in cash and cash equivalents	(558,323)	274,354	524,579
Cash and cash equivalents, beginning of year	2,137,838	1,863,484	1,338,905
Cash and cash equivalents, end of year	$1,579,515	$2,137,838	$1,863,484

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$190,984	$210,834	$156,083

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

Estimates and assumptions: The financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to, accounting for business combinations, sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Actual results may vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications.

Foreign currency translation: The statements of income of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates for the applicable period.  Gains and losses arising from foreign currency transactions are included in the income statement.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of the applicable period.  The resulting translation adjustments arising from changes in the exchange rates are recorded in accumulated other comprehensive income (AOCI).

Cash equivalents: Cash equivalents consist of highly liquid investments purchased with maturities within three months of the purchase date which are readily convertible into cash.

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may accumulate commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final U.S. Food and Drug Administration (FDA) approval.  The accumulation of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company plans to continue to accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with Company policy, all pre-launch inventory is expensed.  At March 31, 2012 and 2011, the Company had no pre-launch inventories.

Marketable securities: Marketable securities, which are all classified as available-for-sale, are stated at fair value based on quoted market prices in accordance with Accounting Standards Codification (ASC) 320, “Investments - Debt and Equity Securities”, and consist of high quality investments.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

Accounts receivable and credit policies: The carrying amount of accounts receivable is reduced to fair value by recording a valuation allowance that reflects Management's best estimate of the amounts that will not be collected.  In addition to reviewing delinquent accounts receivable, Management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends.  From time to time, Management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

Property, plant and equipment and depreciation: Property, plant and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.

(In thousands)
Years ended March 31,	2012	2011	Depreciation period in years
Land	$32,113	$31,175
Buildings and improvements	286,835	282,524	10-50
Machinery, equipment and other	382,210	322,488	3-10
Property, plant and equipment	701,158	636,187
Less: accumulated depreciation	341,138	316,421
Property, plant and equipment, net	$360,020	$319,766

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment at March 31, 2012 and 2011 is construction in progress of $56.8 million and $30.5 million, respectively, for facility expansions at various locations necessary to support the Company’s current and future operations.  Projects currently in-process or under evaluation are estimated to cost approximately $100 million to complete.  For construction in progress, depreciation commences once the asset is placed into service.

Goodwill: Goodwill represents the excess of the fair value of the consideration transferred for an acquired business over the fair value of the identifiable net assets.  The Company completed its annual impairment assessments for the years ended March 31, 2012 and 2011 and concluded that goodwill was not impaired.

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

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs for domestic shipments in the ordinary course of business.  The amounts of such costs are included in selling, general and administrative expense and are not material.

Research and development: Expenditures for research and development, including upfront licensing fees and milestone payments (license payments) associated with developmental products that have not yet been approved by the FDA, are charged to research and development expense as incurred.  License payments due to third parties upon, or subsequent to FDA approval, are recorded as intangible assets and classified as License agreements, product rights and other intangibles, net.

Savings and profit sharing plans: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the Savings and Profit Sharing plans after becoming eligible for the respective plan (as defined in each of the plans).  In the Savings Plan, participants contribute a portion of their qualifying compensation each pay period, up to the allowable limit, and the Company provides a matching contribution as defined by the plan.  For the Profit Sharing Plan, the Company makes contributions on an annual basis, which are allocated to participants as defined by the plan.  All contributions made to the Profit Sharing Plan are at the discretion of the Company.  Savings and profit sharing contributions amounted to approximately $43.4 million, $41.4 million and $37.7 million for fiscal years 2012, 2011 and 2010, respectively.

Earnings per share: Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with ASC 718 “Compensation – Stock Compensation”, takes into consideration the compensation cost attributable to future services not yet recognized.

Accumulated other comprehensive income: Other comprehensive income (losses) refer to revenues, expenses, gains and losses which are excluded from net income under GAAP.  These amounts are recorded as an adjustment to stockholders' equity in AOCI, which is reflected as a separate component of equity.  AOCI comprises the cumulative effects, net of taxes, of foreign currency translation, pension liability adjustments and unrealized gains (losses) on securities, and amounted to approximately $9.1 million, ($11.3 million) and ($0.7) million, respectively, at March 31, 2012 and $18.8 million, ($12.9 million) and $2.1 million, respectively, at March 31, 2011.

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

Long-lived assets: Long-lived assets, such as goodwill and intangible assets and property, plant and equipment, are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, a charge is recorded in the Statement of Income in that period, to adjust the carrying value of the related asset.  For the fiscal years ended March 31, 2012, 2011 and 2010, there were no such impairments recorded.

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

Compensation expense of $59.3 million ($44.3 million net of tax), $64.2 million ($41.3 million net of tax), and $48.5 million ($38.7 million net of tax) was charged to cost of sales, selling, general and administrative and research and development expense for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2012 was $138.2 million pre-tax and the weighted-average period over which the cost is expected to be recognized is approximately 2.8 years.

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected stock price volatility	27.49%	27.32%	29.70%
Risk-free interest rate	1.4%	2.0%	2.6%
Expected life of options (years)	7	7	6

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

Collaboration arrangements: The Company accounts for collaboration arrangements in accordance with ASC 808 - Collaborative Agreements pursuant to which payments to and receipts from our collaboration partners are presented in our Consolidated Statements of Income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Summary of significant accounting policies (estimated useful lives are stated in years):

Business Combinations: The Company accounts for business combinations under the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date in the Company’s Consolidated Financial Statements.  The determination of estimated fair value may require management to make significant estimates and assumptions.  The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill.  The results of operations of an acquired business are included in our consolidated financial statements from the date of acquisition.  Costs associated with the acquisition of a business are expensed in the period incurred.

Recent accounting standards: In September 2011, the Financial Accounting Standards Board (“FASB” or “the Board”) issued Accounting Standards Update (ASU) 2011-08 Intangibles - Goodwill and Other: Testing Goodwill for Impairment.  This ASU amends FASB Codification Topic 350 to provide an option for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test.  The Company adopted this standard as of January 1, 2012 and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”.  This standard became effective as of January 1, 2012.  The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted.  In December 2011, the FASB issued ASC 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The adoption of this standard, as amended, will not have a significant impact on the Company’s Consolidated Financial Statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)
Years ended March 31,	2012	2011	2010
Basic	273,561	291,058	303,386
Effect of assumed conversion of employee stock awards	455	117	395
Diluted	274,016	291,175	303,781

Options to purchase approximately 13.9 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share that were outstanding during a portion of fiscal year 2012, and options to purchase 17 million and 18.5 million shares of common stock at exercise prices ranging from $22.19 to $63.44 per share that were outstanding during a portion of fiscal years 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options expire through 2022.

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction (August 2011 ASR) entered into with Morgan Stanley & Co. LLC (MSCO).  As of March 31, 2012, the Company received 9.7 million shares under the August 2011 ASR at an average price of $32.83 per share.  All remaining shares under the August 2011 ASR, if any, up to a maximum of 1.2 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the August 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the August 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of March 31, 2012, based on the hedge period reference price of $32.83, approximately $31.8 million of the $350 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of its common stock utilizing an accelerated share repurchase transaction (June 2011 ASR).  As of March 31, 2012, the Company received 11.8 million shares under the June 2011 ASR at an average price of $38.59 per share.  All remaining shares under the June 2011 ASR, if any, up to a maximum of 1.7 million shares, will be received upon final settlement of the transaction, which is scheduled for no later than the second quarter of the fiscal year ending March 31, 2013, and may occur earlier at the option of MSCO or later under certain circumstances.  The exact number of additional shares, if any, to be delivered to the Company under the transaction, will be based on the volume weighted-average price of the Company's stock during the term of the June 2011 ASR, subject to a minimum and maximum price for the purchased shares.  The Company has evaluated the June 2011 ASR for its potential dilution and as a result, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be anti-dilutive.  As of March 31, 2012, based on the hedge period reference price of $38.59, approximately $45.5 million of the $500 million related to the transaction is recorded as a reduction to stockholders' equity pending final settlement of the transaction.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Net income per share:

On June 8, 2010, the Company entered into an agreement with MSCO to repurchase $500 million of its common stock utilizing an accelerated share repurchase transaction (June 2010 ASR).  Pursuant to the June 2010 ASR, MSCO delivered to the Company 16.9 million shares in the June 2010 quarter.  No additional shares were repurchased pursuant to the June 2010 ASR and the transaction was settled in March 2011.

3.  Business operations:

The Company and its principal operating subsidiaries, which are located primarily in the United States and Europe, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are made primarily in the United States and European markets.  The net sales and long-lived assets for the years ended March 31, 2012, 2011 and 2010, are from the Company’s or one of its subsidiaries’ country of origin, as follows:

(In thousands)	2012		2011		2010
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
United States	$4,261,976	$386,427	$4,126,030	$292,463	$3,831,553	$293,716
Ireland	61,747	2,759,069	33,145	763,787	22,862	505,725
United Kingdom	68,825	31,663	53,951	3,975	49,109	6,074
	$4,392,548	$3,177,159	$4,213,126	$1,060,225	$3,903,524	$805,515

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

(In thousands)
Years ended March 31,	2012	2011	2010
Central nervous system (CNS)	$3,694,898	$3,688,764	$3,455,700
Cardiovascular	381,621	311,769	218,365
Other	316,029	212,593	229,459
	$4,392,548	$4,213,126	$3,903,524

The Company’s CNS franchise consisting of Lexapro®, Namenda®, Savella®, Celexa® and Viibryd® accounted for 84%, 88% and 89% of the Company’s net sales for the years ended March 31, 2012, 2011 and 2010, respectively.

The following illustrates net sales to the Company’s principal customers:

	2012	2011	2010
McKesson Drug Company	36%	37%	36%
Cardinal Health, Inc.	30%	32%	33%
AmerisourceBergen Corporation	20%	20%	20%

4.  Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
March 31,	2012	2011
Trade	$401,902	$482,725
Other	69,882	52,761
	$471,784	$535,486

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
March 31,	2012	2011
Raw materials	$93,037	$79,237
Work in process	10,077	18,569
Finished goods	195,004	353,559
	$298,118	$451,365

6.  Fair value measurements:

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The standard also requires the use of a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels.  The following is a brief description of those three levels:

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

The Company’s financial assets are adjusted to fair value at March 31, 2012 and include its commercial paper investments, money market accounts, municipal bonds and notes, government agency bonds, corporate bonds, certificates of deposit, variable rate demand notes, floating rate notes and auction rate securities (ARS).  These assets are subject to the measurement and disclosure requirements of ASC 820.  The Company adjusts the value of these instruments to fair value each reporting period.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Fair value measurements:

The following table presents the fair value hierarchy of the Company’s financial assets at March 31, 2012 and 2011:

(In thousands) Description	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,059,868	$938,526	$121,342
Municipal bonds and notes	69,613		69,613
Commercial paper	556,794	284,981	271,813
Variable rate demand notes	4,000		4,000
Floating rate notes	467,259	467,259
Auction rate securities	25,089			$25,089
Certificates of deposit	215,801	87,904	127,897
Corporate bonds	568,775		568,775
Government agency bonds	152,916		152,916

(In thousands) Description	Fair value at March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,560,484	$1,224,132	$336,352
Municipal bonds and notes	158,484		158,484
Commercial paper	807,604	349,067	458,537
Variable rate demand notes	201,025		201,025
Floating rate notes	250,247	250,247
Auction rate securities	34,539			$34,539
Certificates of deposit	595,713	293,978	301,735
Corporate bonds	518,513		518,513
Government agency bonds	215,492		215,492

The Company determines fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of March 31, 2012 and 2011, the Company determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows, and expected holding periods for the ARS.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Fair value measurements:

There were no purchases or material realized gains within the Level 3 ARS during the year ended March 31, 2012.  During the quarter ended December 31, 2011 the Company recorded an other than temporary impairment totaling $3.1 million on a portion of its available for sale Level 3 ARS, including the realization of a previously unrealized loss of $1.9 million which was classified in AOCI and the recognition of an additional other than temporary impairment of $1.2 million.  The Company determined these investments to be impaired as a result of an analysis to evaluate the realizable value.  Management considered all available evidence in its evaluation including but not limited to the following: a) the creditworthiness of the bond issuer, b) the ability to retain these investments in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, and c) recent trading volume and price of these securities.  The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

	Year ended March 31, 2012	Year ended March 31, 2011
Balance at beginning of period	$34,539	$36,089
Sales	(8,295)	(1,550)
Other than temporary impairment	(1,155)
Balance at end of period	$25,089	$34,539

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

At March 31, 2012, the Company held investments in ARS amounting to $25.1 million (with underlying maturities from 19.8 to 30.2 years) of which $9 million is collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the United States government under the Federal Family Education Loan Program.  The balance of the ARS investments of $16.1 million are issued by local municipal governments.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by the Company and others were unsuccessful, requiring the Company to continue to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs:  the auction succeeds; the issuer calls the securities; or the securities mature.

The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities and investments” in the Company’s Consolidated Balance Sheets at fair value.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Marketable securities:

Available-for-sale debt securities consist of the following:

	March 31, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Municipal bonds and notes	$33,723	$52
Government agency bonds	92,829	123
Commercial paper	239,393	334	$	(70)
Certificates of deposit	91,819	320
Corporate bonds	210,852	76		(79)
Floating rate notes	178,939	281		(22)
Total current securities	847,555	1,186		(171)

Noncurrent:
Municipal bonds and notes	35,890	45
Government agency bonds	60,087	185
Commercial paper	14,682	111
Corporate bonds	305,697	779		(82)
Auction rate notes	25,089
Floating rate notes	254,193			(10,547)
Total non-current securities	695,638	1,120		(10,629)

Total available-for-sale debt securities	$1,543,193	$2,306		$(10,800)

	March 31, 2011
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Variable rate demand notes	$178,435
Municipal bonds and notes	144,950	$195
Government agency bonds	160,894	207
Commercial paper	606,986	753	$	(107)
Certificates of deposit	241,964	73
Corporate bonds	252,146	289		(71)
Floating rate notes	127,928			(11,582)
Total current securities	1,713,303	1,517		(11,760)

Noncurrent:
Municipal bonds and notes	13,534	21
Government agency bonds	54,598	4,504		(122)
Certificates of deposit	9,436			(1)
Corporate bonds	266,366			(2,401)
Auction rate notes	34,539			(1,906)
Floating rate notes	122,319	391		(2,782)
Total non-current securities	500,792	4,916		(7,212)

Total available-for-sale debt securities	$2,214,095	$6,433		$(18,972)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Marketable securities:

Proceeds from the sales of available-for-sale debt securities were $2.7 billion and $2.9 billion during fiscal years 2012 and 2011, respectively.  Gross realized gains on those sales during fiscal years 2012 and 2011 were $4.4 million and $9.3 million, respectively.  For purposes of determining gross realized gains and losses, the cost of securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $8.5 million and $12.5 million for the years ended March 31, 2012 and 2011, respectively, have been included in Stockholders’ equity: AOCI.  The preceding table does not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $27.7 million and $29.1 million at March 31, 2012 and 2011, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at March 31, 2012, are as follows:

(In thousands)
Estimated fair value
Within one year	$847,555
1-5 years	659,786
5-10 years	15,196
After 10 years	20,656
$1,543,193

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company currently invests funds in variable rate demand notes that have major bank liquidity agreements, money market accounts, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, further declines in the value of these investments may be deemed other-than-temporary if the credit or capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Therefore, the Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Intangible assets and license agreements (amortization periods are stated in years):

License agreements, product rights and other intangibles consist of the following:

(In thousands)		March 31, 2012		March 31, 2011
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	11	$1,403,114	$107,314	$434,446	$94,619
Product rights	11	90,817	52,929	61,788	42,672
Buy-out of royalty agreements	10	798,617	28,257	370,000	4,582
Trade names	20	34,190	34,190	34,190	33,057
Total	13	$2,326,738	$222,690	$900,424	$174,930

Amortization of license agreements, product rights and other intangibles charged to selling, general and administrative expense and cost of goods sold for fiscal years ended March 31, 2012, 2011 and 2010 amounted to approximately $80.9 million, $30.8 million and $31.4 million, respectively.  Future annual amortization expense expected is as follows:

(In thousands)
Years ending March 31,
2013	$104,077
2014	143,759
2015	171,871
2016	190,790
2017	214,071
$824,568

In connection with the acquisition of Clinical Data, Inc. (Clinical Data), completed in April 2011, the Company recorded intangible assets totaling approximately $1 billion.  Refer to Note 16 Business combinations for further details.

In March 2012, the Company entered into an agreement with Janssen Pharmaceutica N.V. (Janssen), under which it acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic (nebivolol) Forest’s beta-1 selective beta-blocker approved for marketing by the FDA in December 2007.  This transaction eliminates all future royalty payments for Bystolic.  Under the terms of the agreement, the Company recorded an intangible asset of $429 million as a result of a one-time cash payment of $357 million to Janssen and the allocation of existing prepaid royalties.

In fiscal 2012, the Company entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) to acquire the worldwide rights to azimilide, a novel Class III antiarrhythmic agent originally developed by Proctor & Gamble Pharmaceuticals.  Pursuant to the agreement, the Company made an upfront payment of $40 million to Blue Ash which was charged to research and development expense and will be obligated to make future milestone payments upon the successful commercialization of azimilide.  The Company will also be obligated to pay Blue Ash royalties based on net sales of the product.  Forest will be responsible for all future development and commercialization costs.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In fiscal 2011, the Company entered into three agreements to license or acquire product rights.  The first agreement was with TransTech Pharma, Inc. (TransTech) for the development and commercialization of GKA compounds discovered and developed by TransTech.  These compounds represent a novel class of glucose-lowering agents for the treatment of type II diabetes.  Under the terms of the agreement, the Company made an upfront license payment of $50 million to TransTech which was charged to research and development expense.  The second was with Grünenthal GmbH (Grünenthal) for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain.  Pursuant to the agreement, the Company made an upfront payment to Grünenthal of $66.1 million which was charged to research and development expense.  Under the third agreement, also with Grünenthal, the Company acquired certain businesses and rights previously held by Grünenthal for colistin and all rights previously licensed by Forest to Grünenthal for Colobreathe®.  Nebulized colistin is an antibiotic used in the treatment of cystic fibrosis, currently being marketed by Forest in the United Kingdom and Ireland.  Colobreathe is a novel dry powder inhaler containing colistin, developed by Forest and approved by the European Medicines Agency in February 2012.  Under the terms of the asset purchase agreement, the Company paid Grünenthal approximately $100 million.  The value assigned to colistin is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense, while the value assigned to Colobreathe was charged to research and development expense as this product did not have regulatory approval at the time of the agreement.

In October 2010, the Company received marketing approval from the FDA for Teflaro® (ceftaroline fosamil) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus.  The worldwide rights (excluding Japan) to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company Limited (Takeda).  Pursuant to the agreement, upon FDA approval, the Company made a milestone payment of $8 million to Takeda which is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense.

In February 2011, the Company received approval from the FDA for the marketing of Daliresp® (roflumilast).  Daliresp is a novel first-in-class, once-daily, orally administered, selective phosphodiesterase-4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD).  Pursuant to the agreement, upon FDA approval, the Company made a milestone payment to Nycomed of approximately $182 million which is being amortized using the straight-line method over the useful life of the product and is being charged to selling, general and administrative expense.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In fiscal 2010, the Company entered into four license agreements.  The first was with Nycomed for the exclusive U.S. rights to develop and commercialize roflumilast (Daliresp).  The second was with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization) and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  The third agreement was with Almirall, S.A. (Almirall) to develop, market and distribute LAS100977, an inhaled long-acting beta-2 agonist being developed in combination with an undisclosed corticosteroid as a monotherapy for the treatment of asthma and COPD.  Pursuant to each of these agreements, the Company paid upfront license fees of $100 million to Nycomed, $229 million to AstraZeneca and $75 million to Almirall.  These fees were charged to research and development expense.  The fourth agreement was with AstraZeneca, for the co-development and commercialization of ceftaroline (Teflaro) worldwide, excluding the United States, Canada and Japan.  Under the terms of the agreement, the Company received an upfront payment of $40 million which was recorded to other income.

9.  Accrued expenses:

Accrued expenses consist of the following:

(In thousands)
March 31,	2012	2011
Managed care and Medicaid rebates	$217,546	$271,955
Employee compensation and other benefits	168,325	136,903
Clinical research and development costs	112,839	69,384
Other	268,025	268,849
	$766,735	$747,091

10.  Debt facility:

On December 7, 2007, the Company established a $500 million revolving credit facility for the purpose of providing financial liquidity for financing strategic business development and general corporate purposes.  The facility can be increased to $750 million based upon agreement with the participating lenders and expires on December 7, 2012.  As of May 24, 2012, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Commitments:

Leases:  The Company leases manufacturing, laboratory, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2027.  Rent expense was approximately $39.5 million, $33 million and $35.4 million for fiscal years ended March 31, 2012, 2011 and 2010, respectively.  Future minimum rental payments under noncancellable leases are as follows:

(In thousands)
Years ending March 31,
2013	$41,101
2014	33,133
2015	24,524
2016	19,560
2017	19,988
Thereafter	95,810
$234,116

License agreements:  The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional milestone payments totaling approximately $1.1 billion.  These milestone payments become due and are payable only upon the achievement of certain research and development (approximately $449 million) and regulatory approval (approximately $602 million) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Inventory purchase commitments: The Company has inventory purchase commitments of $116.3 million as of March 31, 2012.

12.  Stockholders' equity:

Under the 2007 Equity Incentive Plan (the 2007 Plan) as amended in August 2010, 29 million shares have been authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$20.55 to $30.00	5,493	8.4	$27.66	1,130	$24.88
30.01 to 50.00	9,898	6.2	36.16	5,572	38.51
50.01 to 59.05	1,852	2.1	52.82	1,828	52.84
	17,243	6.4	35.24	8,530	39.77

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions under the stock option plan are summarized as follows:

(In thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:
Outstanding at March 31, 2009 (at $12.29 to $76.66 per share)	18,853	$38.58
Granted (at $22.19 to $31.27 per share)	3,011	29.65
Exercised (at $12.29 to $24.67 per share)	(1,296)	13.41
Forfeited and Expired	(1,867)	47.07

Outstanding at March 31, 2010 (at $20.55 to $63.44 per share)	18,701	$38.05
Granted (at $26.18 to $32.28 per share)	3,241	31.14
Exercised (at $20.55 to $31.27 per share)	(115)	25.17
Forfeited and Expired	(4,742)	37.79

Outstanding at March 31, 2011 (at $20.55 to $63.44 per share)	17,085	$36.90
Granted (at $30.00 to $34.49 per share)	3,758	31.04
Exercised (at $20.55 to $39.88 per share)	(351)	28.19
Forfeited and Expired	(3,249)	39.89

Outstanding at March 31, 2012 (at $20.55 to $59.05 per share)	17,243	$35.24	6.4	$51,664

Exercisable at March 31, 2012	8,530	$39.77	4.4	$15,371

	Shares	Weighted average grant date fair value
Restricted stock:
Outstanding at March 31, 2009	1,360	$27.87
Granted	1,122	30.82
Vested	(525)	28.46
Forfeited	(71)	27.81

Outstanding at March 31, 2010	1,886	$29.46
Granted	1,272	31.82
Vested	(777)	29.61
Forfeited	(106)	29.88

Outstanding at March 31, 2011	2,275	$30.72
Granted	1,239	30.43
Vested	(928)	30.66
Forfeited	(101)	30.62

Outstanding at March 31, 2012	2,485	$30.60

At March 31, 2012, 10 million shares were available for grant.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total intrinsic value of stock options exercised during the years ended March 31, 2012, 2011 and 2010 was $2.5 million, $0.8 million and $23.2 million, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2012, 2011 and 2010 was $28.6 million, $24.3 million and $15.5 million, respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2012, 2011 and 2010 were $9.68, $10.00 and $10.17, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2012, 2011 and 2010 was approximately $9.9 million, $2.9 million and $1.4 million, respectively.  In connection with these exercises, the Company recorded a net tax benefit of $0.02 million for the year ended March 31, 2012, a net tax provision of $0.7 million for the year ended March 31, 2011 and a net tax benefit of $8.9 million, for the year ended March 31, 2010.  The Company settles employee stock option exercises with newly issued common shares.

13.  Contingencies:

The Company remains a defendant in actions filed in various federal district courts alleging certain violations of the federal anti-trust laws in the marketing of pharmaceutical products.  In each case, the actions were filed against many pharmaceutical manufacturers and suppliers and allege price discrimination and conspiracy to fix prices in the sale of pharmaceutical products.  The actions were brought by various pharmacies (both individually and, with respect to certain claims, as a class action) and seek injunctive relief and monetary damages.  The Judicial Panel on Multidistrict Litigation ordered these actions coordinated (and, with respect to those actions brought as class actions, consolidated) in the Federal District Court for the Northern District of Illinois (Chicago) under the caption “In re Brand Name Prescription Drugs Antitrust Litigation.”

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Contingencies:

On February 7, 2012, the U.S. District Court for the Southern District of New York entered an order approving the settlement of, and dismissing with prejudice, two derivative actions brought against the Company’s directors and certain of its officers and consolidated under the caption “In re Forest Laboratories, Inc. Derivative Litigation.”  Pursuant to the Stipulation of Settlement, the plaintiff in a similar action in New York Supreme Court captioned Arnold Wandel, derivatively, Plaintiff vs. Howard Solomon, Lawrence Olanoff, et al., Defendants and Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc., Nominal Defendants has filed an unopposed motion to dismiss that action with prejudice.  These derivative actions alleged that the Company’s directors and certain officers breached their fiduciary duties to the Company in connection with various matters relating to the marketing of Celexa and Lexapro which were in part the subject of a securities class action lawsuit which the Company settled in 2009 and the subject of legal actions taken by the United States Government and resolved by the Company in 2010.  The Stipulation of Settlement provided for the implementation of certain corporate governance measures, including procedures for the review of press releases concerning the results of clinical trials and the maintenance of various compliance policies and procedures relating to sales and promotional activities, as well as the payment of certain agreed legal fees of the plaintiffs.  The settlement does not require any other payment by the Company.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently (February 20, 2012) named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories.  The State has indicated that it will file a lawsuit if the parties are unable to settle the State’s claim.

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, and Plaintiff is pursuing an appeal of that dismissal.  The Company has not yet responded to the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before 2013.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Contingencies:

FLI and FPI are defendants in three federal actions filed on behalf of individuals who purchased Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multi-district litigation proceeding in the United States District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which are purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri consumer protection statute and state common laws.  Discovery currently is ongoing.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company received a subpoena dated April 20, 2011 from the Office of the United States Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  The Company co-marketed Benicar from 2002 to 2008 together with the drug’s originator Daiichi Sankyo, Inc. pursuant to co-promotion agreements.  The Company is cooperating in responding to the subpoena.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Contingencies:

The Company currently is defending approximately ninety-three product liability lawsuits.  Fourteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  Seventy-nine of these lawsuits allege that Celexa or Lexapro caused birth defects or persistent pulmonary hypertension in newborns (PPHN).  Each lawsuit seeks substantial compensatory and punitive damages.  The Company is vigorously defending these suits.

A MDL has been established for the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the United States District Court for the Eastern District of Missouri.

The majority of the birth defect/PPHN cases have been consolidated in Cole County Circuit Court in Missouri.  The Company expects the federal court MDL and the state court consolidation will ease the burden of defending these cases.  The Company hopes that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide it with a meaningful opportunity to vindicate the Company’s products.  However, litigation is inherently subject to uncertainty and the Company cannot predict or determine the outcome of this litigation.  The Company generally maintains $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc..  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  The Company believes there is no merit to Plaintiff’s claims and intends to vigorously defend this matter.  On November 28, 2011, the U.S. Supreme Court issued an Order granting certiorari in Christopher v. SmithKline Beecham Corp. (the GSK action), a decision from the U.S. Court of Appeals for the Ninth Circuit, which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  On December 12, 2011, the Martinez action was stayed until the Supreme Court issues its decision in the GSK action.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Contingencies:

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

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On March 28, 2012, The Company filed a motion to consolidate the Delaware and Illinois actions with the Judicial Panel on Multidistrict Litigation.  Oral argument on the Company’s motion has been scheduled for May 31, 2012.  Fact discovery is currently ongoing in the Illinois action.  No schedule has been set in the Delaware action.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  Income taxes:

The components of income before income tax expense were:

(In thousands)
Years ended March 31,	2012	2011	2010
United States	$325,882	$330,511	$386,214
Foreign	911,806	1,007,225	564,472
Income before income tax expense	$1,237,688	$1,337,736	$950,686

The provision for income taxes consists of the following:

(In thousands)
Years ended March 31,	2012	2011	2010
Current:
U.S. federal	$222,012	$162,020	$227,181
State and local	26,984	23,574	19,905
Foreign	52,452	56,866	43,558
	301,448	242,460	290,644
Deferred:
United States	(41,970)	45,997	(23,216)
Foreign	(848)	2,509	875
	(42,818)	48,506	(22,341)
	$258,630	$290,966	$268,303

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(16.1)	(17.9)	(11.3)
Research credit	(1.0)	(1.0)	(1.1)
State and local taxes, less federal tax benefit	1.4	1.1	1.4
Government investigation	0.0	2.1	0.0
Permanent differences and other items	1.6	2.5	4.2
	20.9%	21.8%	28.2%

The Company’s effective tax rate for fiscal years 2012, 2011 and 2010 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the United States.

Net deferred income taxes relate to the following timing differences:

(In thousands)
March 31,	2012		2011
Inventory reserves		$42,121	$45,149
Receivable allowances and other reserves		33,912	40,776
Property, plant and equipment		(12,759)	(12,557)
Intangible assets		(278,853)	76,189
Carryforwards and credits		57,740	57,969
Accrued liabilities		56,821	38,631
Employee stock option tax benefits		39,953	23,196
Other (includes reserve for legal contingencies)		29,398	32,970
		(31,667)	302,323
Valuation allowance		(11,875)	(13,551)
Deferred taxes, net	$	(43,542)	$288,772

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has certain state and local net operating loss carryforwards as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2012 and 2028.  Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company determined that it was more likely than not that these benefits will not be realized.

At March 31, 2012, U.S. taxes have not been provided on approximately $6.4 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings are indefinitely reinvested offshore.  If, in the future, these earnings are repatriated to the U.S., or if such earnings are expected to be remitted in the foreseeable future, additional tax provisions would be required.  Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2006 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service, which is currently reviewing fiscal years 2004, 2005 and 2006.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

As of March 31, 2012 the Company’s Consolidated Balance Sheet reflects unrecognized tax benefits (UTBs) of $498.3 million of which $469.3 million would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

(In thousands)	2012	2011
Balance at beginning of period	$426,398	$312,408
Additions related to prior year positions	5,406	14,349
Reductions related to prior year positions	(874)	0
Reduction related to audit settlement	(13,177)	0
Reduction related to statute expiration	(6,530)	0
Additions related to current year positions	87,069	99,641
Balance as of March 31	$498,292	$426,398

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2012 and 2011, the Company recognized $12.8 million and $17.7 million of interest and penalties, respectively.  Accrued interest related to UTBs totaled $72.1 million and $59.3 million as of March 31, 2012 and 2011, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Quarterly financial data (unaudited):

(In thousands)	Net sales	Gross profit	Net income	Diluted earnings per share
2012
First quarter	$1,104,135	$850,338	$258,137	$0.90
Second quarter	1,130,250	866,266	249,813	0.91
Third quarter	1,161,254	898,522	278,436	1.04
Fourth quarter	996,909	779,335	192,672	0.72

2011
First quarter	$1,020,126	$788,422	$117,477	$0.39
Second quarter	1,037,264	791,024	286,110	1.00
Third quarter	1,063,878	815,450	320,707	1.11
Fourth quarter	1,091,858	854,249	322,476	1.12

16.  Business combinations:

On April 13, 2011, the Company completed its acquisition of Clinical Data, a specialty pharmaceutical company, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR) of up to $6 per share if certain milestones connected to sales of Viibryd®, one of the acquired products, are achieved.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Clinical Data and all related securities.

The Company has fully integrated the operations of Clinical Data into its existing structure.  The aggregate consideration paid was approximately $1.3 billion, which the Company financed with existing cash.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The approximate range of undiscounted amounts the Company may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•  estimated net sales projections

•  the probability of success for sales milestones for Viibryd; and

•  the risk adjusted discount rate for fair value measurement

The fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of the contingent consideration will be recorded in earnings.  As of March 31, 2012, there was no change in the fair value of the contingent consideration.

As a result of our acquisition, we obtained a license agreement with Merck KGaA under which we have the exclusive worldwide rights to develop and market Viibryd (vilazodone HCl), an antidepressant developed by Clinical Data for the treatment of adults with major depressive disorder (MDD).  Viibryd was approved by the FDA for this indication in January 2011.

In addition to Viibryd, the Company also obtained Clinical Data’s development pipeline including Phase III candidate apadenoson.  Apadenoson is a pharmacologic stress agent for radionuclide myocardial perfusion imaging.  The Company has decided to discontinue further development of this product.

The following table summarizes the fair values of the assets acquired, including goodwill and intangible assets, and liabilities assumed as of the acquisition date:

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired goodwill includes the combined synergies of the purchased business, the assembled workforce and the broadening of the Company’s antidepressant portfolio, a therapeutic area in which the Company has extensive experience.

In Viibryd, the Company obtained a newly approved product that has joined the Company’s portfolio of products, and will contribute to offsetting the expiration of the patent for Lexapro.  Sales of Lexapro accounted for approximately 48% of the Company’s net sales in fiscal 2012.  Lexapro now faces generic competition as a result of its patent expiration in March 2012.  In addition, the Company has gained access to Clinical Data’s earlier stage development projects in various therapeutic areas.  The intangible asset recorded at acquisition relates to Viibryd, which will be amortized over 12 years reflecting the life of a patent that covers Viibryd that expires in fiscal 2023.  The acquired contingent liabilities relate to a previous acquisition and represent a Level 3 measurement within the fair value hierarchy.  The Company has fully integrated the operations of Clinical Data into its existing structure.  None of the goodwill is deductible for tax purposes.  The carrying amount of the goodwill at the end of the period was $698.1 million.

Viibryd sales were the only revenue generated from the acquisition for the fiscal year ended March 31, 2012, and totaled $56.5 million.

Additional Pro Forma Information

The acquisition occurred during the first month of the current fiscal year, and assuming the acquisition occurred at the beginning of the year, the combined pro forma operating results would not be significantly different from the actual results presented in the Consolidated Statements of Income for the fiscal year ended March 31, 2012.

In the prior year periods, Viibryd was not an approved product, thus no significant additional revenue would have been generated and the combined pro forma revenue for the fiscal year ended March 31, 2011 would be the same as presented in the Consolidated Statements of Income for the fiscal year ended March 31, 2011.  Assuming the acquisition occurred at the beginning of the prior fiscal year, the combined pro forma net income for fiscal 2011 would have been $997.9 million or $3.43 per share diluted ($3.43 per share basic).  This is due to an operating loss by Clinical Data primarily driven by research and development expense.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Fiscal year 2012 was another successful year for Forest, as we reported solid financial performance, launched two new products: Daliresp® and Viibryd®, continued to advance our late stage R&D pipeline, and completed our acquisition of Clinical Data, Inc. (Clinical Data).  The year also marked strong sales of our key marketed products, Namenda®, Bystolic®, Savella® and Teflaro®.  Net income decreased 6.5% in fiscal 2012 as compared with fiscal 2011 primarily due to increased spending to support product launches for Daliresp, Viibryd and Teflaro.  Fiscal 2012 includes a $40 million licensing payment to Blue Ash Therapeutics, LLC (Blue Ash) and fiscal 2011 includes an upfront license payment of $66.1 million to Grünenthal GmbH (Grünenthal) for GRT 6005 and GRT 6006 and a charge of $148.4 million related to a settlement with the United States Department of Justice (DOJ).  Excluding these one-time charges, net income would have decreased 19.2% primarily due to increased spending for product launch costs.

On April 13, 2011, we completed our acquisition of Clinical Data, a specialty pharmaceutical company, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement, of up to $6 per share, if certain milestones connected to sales of Viibryd, one of the acquired products, are achieved.  Viibryd is an antidepressant developed by Clinical Data for the treatment of major depressive disorder (MDD) in adults, which was approved by the U.S. Food and Drug Administration (FDA) in January 2011.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which we acquired all of the outstanding shares of common stock of Clinical Data, all of the outstanding warrants to purchase shares that had exercise prices of $36.00 per share or less, and all of the outstanding convertible promissory notes.  The aggregate consideration paid was approximately $1.3 billion, which we financed with existing cash.  In addition, the acquisition of Clinical Data brought us apadenoson, a pharmacologic stress agent for radionuclide myocardial perfusion imaging.  We have decided to discontinue further development of this product.

In April 2011, we entered into an agreement with Blue Ash to acquire the worldwide rights to azimilide, a novel Class III antiarrhythmic agent originally developed by Proctor & Gamble Pharmaceuticals.  Pursuant to the agreement, we made an upfront payment of $40 million to Blue Ash and will be obligated to make future milestone payments upon the successful commercialization of azimilide.  We will also be obligated to pay Blue Ash royalties based on net sales of the product.  We will be responsible for all future development and commercialization costs.

In March 2012, we entered into an agreement with Janssen Pharmaceutica NV (Janssen), under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic thereby eliminating all future royalties.  Under the terms of the agreement, we made a one-time cash payment of $357 million to Janssen.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date.  Since the beginning of fiscal 2011, we have entered into three separate agreements with Morgan Stanley & Co. LLC (MSCO) to repurchase a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  Pursuant to these transactions, as of March 31, 2012, MSCO delivered to us a total of 38.4 million shares: 16.9 million shares during fiscal 2011 (5.7 million shares purchased under the 2007 Repurchase Program and 11.2 million shares purchased under the 2010 Repurchase Program) and 21.5 million shares during fiscal 2012 (all under the 2010 Repurchase Program).  As of May 24, 2012 we had the authority to repurchase an additional 17.3 million shares under the 2010 Repurchase Program.

Financial Condition and Liquidity

Net current assets decreased by $1.7 billion during fiscal 2012.  Cash, cash equivalents and marketable securities decreased by $1.2 billion primarily due to $1.3 billion of acquisition costs related to the purchase of Clinical Data, completed in April 2011, the cumulative purchase of $850 million of our common stock, and the buyout of the Bystolic royalties from Janssen, totaling $357 million, offset by cash generated by operating activities.  Of our total cash and marketable securities position at March 31, 2012, 17%, or about $547.1 million, was domiciled domestically, with the remainder held by our international subsidiaries.  Approximately $2.6 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  Forest continues to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements and other investing activities, and intends to use cash held offshore to fund these activities as well as for other foreign activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $500 million revolving credit facility and borrowings from the capital markets, to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.  We currently invest funds in variable rate demand notes that have major bank liquidity agreements, money market accounts, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Trade accounts receivable decreased due to lower sales of Lexapro® during March 2012 resulting from the expiration of the product’s patent protection.  Net inventories decreased $153.2 million primarily due to a decrease in Lexapro inventory as we manage our inventory to appropriate levels to support sales post its March 2012 patent expiration.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  In connection with the acquisition of Clinical Data, goodwill increased $698.1 million and license agreements, product rights and other intangibles before accumulated amortization (license agreements) increased approximately $1.0 billion due to the Viibryd intangible.  Also impacting license agreements is the Bystolic royalty buyout.  Accounts payable decreased primarily due to the payment in the September 2011 quarter, to the Internal Revenue Service of the Branded Prescription Drug Fee for calendar 2011 as well as normal operating activities.  Accrued expenses increased primarily due to normal operating activities.

Property, plant and equipment before accumulated depreciation increased from March 31, 2011, as we continued to invest in our technology and facilities.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase commitments as of March 31, 2012:

(In thousands)	Payments due by period
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Operating lease obligations	$41,101	$57,657	$39,548	$95,810	$234,116
Inventory purchase commitments	116,284				116,284
	$157,385	$57,657	$39,548	$95,810	$350,400

Potential future milestone payments to third parties under our collaboration and license agreements of approximately $1.1 billion were not included in the contractual obligations table as they are contingent on the achievement of certain research and development (approximately $449 million) and regulatory approval (approximately $602 million) milestones.  The specific timing of such milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Forest’s income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2012, Forest had no off-balance sheet arrangements.

Results of Operations

Net sales increased $179.4 million or 4.3% to $4.4 billion in fiscal 2012 from $4.2 billion in fiscal 2011 and increased $309.6 million or 8% in fiscal 2011 as compared to $3.9 billion in fiscal 2010 primarily due to strong sales of our key marketed products.

Sales of Lexapro (escitalopram oxalate), our selective serotonin reuptake inhibitor (SSRI), were $2.1 billion in fiscal 2012, a decrease of $185.3 million from fiscal 2011, of which $429.7 million was due to volume decreases offset by price increases of $244.4 million.  In fiscal 2011, Lexapro sales totaled $2.3 billion an increase of $45.5 million as compared to fiscal 2010, of which $163.7 million was due to price increases, offset by $118.2 million of volume decreases.  Lexapro is indicated for the treatment of MDD in adults and adolescents and generalized anxiety disorder (GAD) in adults.  Market exclusivity for Lexapro expired on March 14, 2012 and we now face generic competition which has eroded and will continue to significantly erode sales in the future.

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease grew 9.8%, an increase of $123.6 million to $1.4 billion in fiscal 2012 as compared with fiscal 2011, of which $102.2 million was due to price increases and $21.4 million was due to volume increases.  In fiscal 2011, sales of Namenda grew 14%, an increase of $151.8 million to $1.3 billion as compared to $1.1 billion in fiscal 2010, of which $84.6 million was due to price increases and $67.2 million was due to volume increases.  We anticipate that sales of Namenda will continue to grow.  Namenda’s patent expires in April 2015.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, grew 31.6%, an increase of $83.5 million to $347.8 million in fiscal 2012 over the $264.3 million in fiscal year 2011 primarily due to increased sales volume.  In fiscal 2011, sales of Bystolic grew 48%, an increase of $85.4 million to $264.3 million over the $178.9 million in fiscal 2010, primarily due to increased sales volume.  The U.S. composition of matter patent covering nebivolol HCl expires in 2021.

Sales of Savella (milnacipran HCl), our selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia launched in April 2009, grew 13.9% to achieve sales of $102.8 million in fiscal 2012 as compared to $90.2 million in fiscal 2011.  The increase of $12.6 million in the current period as compared to the same period last year was comprised of $8.8 million of volume increases and $3.8 million of price increases.  Savella achieved sales of $90.2 million and $52.7 million in fiscal 2011 and 2010 respectively, primarily due to increased sales volume.  Savella is covered by two U.S. method of use patents that expire in 2021 (one of which is subject to patent term extension until 2023) and a U.S. method of use patent relating to Savella’s dosing schedule that expires in 2029.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute skin and skin structure infections, launched in March 2011, achieved sales of $22.4 million and $2.7 million in fiscal 2012 and 2011 respectively, due to increased sales volume.  Teflaro is covered by a U.S. composition of matter patent that expires in 2022 including patent term extension.

Daliresp and Viibryd, two of our newest products became available to patients during the June 2011 quarter and were formally launched in late August 2011.

Sales of Viibryd (vilazodone HCl), our SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD totaled $56.5 million in fiscal 2012.  The U.S. composition of matter patent covering Viibryd is licensed from Merck KGaA and expires in 2014 (a patent term extension application has been filed to extend this patent until 2019).  Pediatric exclusivity and other patents may provide additional exclusivity.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor, achieved sales of $31.2 million in fiscal 2012.  Daliresp is indicated as a treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD).  Daliresp is covered by a U.S. composition of matter patent that expires in 2015, (a patent term extension application has been filed to extend this patent until 2020).

Contract revenue for fiscal year 2012 decreased to $155.2 million compared to $165.4 million in fiscal year 2011 and $208.5 million in fiscal year 2010, primarily due to a gradually reducing residual royalty rate from Daiichi Sankyo, Inc. for Benicar®, slightly offset by income from our authorized generic sales of Lexapro.

Cost of sales as a percentage of net sales was 22.7% in fiscal 2012, as compared with 22.9% in fiscal 2011 and 23.7% in fiscal 2010.

Selling, general and administrative (SG&A) expense increased 10.8% to $1.6 billion in fiscal 2012 from $1.4 billion in fiscal 2011 which had increased from $1.3 billion in fiscal 2010.  Fiscal 2011 included a charge of $148.4 million related to the settlement with the DOJ.  Excluding this one-time charge, SG&A expense increased 23.9% in fiscal 2012 primarily due to launch costs for our newly marketed products: Teflaro, Daliresp and Viibryd.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Research and development (R&D) expense increased 11.3% to $796.9 million in fiscal 2012 from $715.9 million in fiscal 2011 which decreased from $1.1 billion in fiscal 2010.  Fiscal 2012 included a $40 million license payment to Blue Ash for azimilide and $59.6 million in development milestone expenses.  Fiscal 2011 included total licensing payments of $116.1 million: $50 million to TransTech Pharma, Inc. (TransTech) for the rights to TTP399 and $66.1 million to Grünenthal for the rights to GRT 6005 and GRT 6006 and development milestone expenses of $27.2 million.  Excluding the impact of the licensing payments in both years, R&D expense increased 26.2% in fiscal 2012.  R&D expense totaled $1.1 billion in fiscal 2010 and included licensing payments of $404 million to: AstraZeneca AB (AstraZeneca) for additional rights to avibactam and the U.S. and Canadian rights to products containing avibactam, including ceftazidime/avibactam; Nycomed for the United States rights to Daliresp, and Almirall for the U.S. rights to LAS100977.  The Company has since decided to discontinue further development of LAS100977.  Fiscal 2010 also included development milestone expenses of $60.9 million.

Research and development expense comprises third party development costs, internal and other development costs and milestone and upfront payments.  For the years ended March 31, 2012, 2011 and 2010, research and development expense by category was as follows:

(In thousands)
Category	2012	2011	2010
Third party development costs	$373,082	$293,566	$317,051
Internal and other development costs	324,266	278,962	271,610
Milestone and upfront payments	99,584	143,344	464,900
Total research and development expense	$796,932	$715,872	$1,053,561

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In fiscal 2012, these costs were largely related to clinical trials for cariprazine, aclidinium, nebivolol and levomilnacipran.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront payments are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Research and development expense reflects the following:

•
In December 2009, we entered into an agreement with AstraZeneca to acquire additional rights to avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization) and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously licensing rights outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  The ceftaroline/avibactam combination is currently being studied in Phase II clinical trials conducted by Forest.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated a Phase III study for ceftazidime/avibactam in patients with cIAI in December 2011 and will initiate a Phase III study for patients with cUTI in the first half of calendar 2012.

•
In April 2006, we entered into an agreement with Almirall, S.A. (Almirall) for the U.S. rights to aclidinium (aclidinium bromide), a novel long-acting muscarinic antagonist which is being developed as an inhaled therapy for the treatment of COPD.  In January 2011, we reported positive top-line results from a Phase III ATTAIN (Aclidinium To Treat Airway obstruction In COPD patieNts) study.  The ATTAIN study is the last of three Phase III clinical studies investigating the twice daily (BID) administration of aclidinium.  The results from this study confirm the efficacy reported in the ACCORD COPD I study which we reported in January 2010.  The data from both studies served as the core for the monotherapy U.S. New Drug Application (NDA) filing submitted to the FDA in June 2011.  In March 2012, we received notification from the FDA that a three-month extension is required to complete its review of the data supporting the NDA.  No additional data was requested by the agency to complete the review.  FDA action is now expected by July 2012.  This notification follows the Pulmonary-Allergy Drugs Advisory Committee (PADAC) meeting in February 2012, during which the committee endorsed the efficacy and safety of twice-daily aclidinium bromide 400ug with a positive 12 to 2 vote in favor of approval.  The Prescription Drug User Fee Act (PDUFA) target action date is now expected to occur in July 2012.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. (Ironwood) to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretion leading to increased bowel movement frequency and modulates the activity of local nerves to reduce abdominal pain.  Positive top-line data from two Phase III trials in CC and two Phase III trials in IBS-C showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  Based upon these results, we filed an NDA with the FDA for both indications in August 2011.  In April 2012, the FDA notified us that it will require a three-month extension to complete its review of the data supporting the NDA for both indications.  An additional analysis of existing data was requested by the FDA to further characterize the relative effect of the two doses of linaclotide that were studied in the Phase III CC clinical trials.  Since this analysis was submitted to the FDA within three months of the user fee goal date, the date has been extended by three months, in accordance with applicable regulation.  No new data was requested by the agency to complete the review.  FDA action is now expected by September 2012.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Following a 1-week single-blind placebo run-in period, 568 men and women, 18-75 years of age, were randomized to receive either levomilnacipran 40mg or 80mg once daily or placebo for eight weeks.  This was followed by an additional 1-week double-blind down-taper period.  All patients participating in the study met the criteria for recurrent MDD as defined by the Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition, Text Revision (DSM-IV-TR), and had a minimum score of 26 on the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  The average baseline score among participating patients was 31 on the MADRS-CR.  Levomilnacipran was generally well-tolerated in this study.  These study results are part of an ongoing development program for levomilnacipran, which includes two additional Phase III studies that demonstrated statistically significant improvement over placebo.  In another Phase III study, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial, however the overall difference observed between the drug-treated and the placebo-treated patients was not statistically significant.  Based on the overall success of the development program, we plan to file an NDA for levomilnacipran with the FDA in the third quarter of calendar 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients at each subsequent time point studied.  We expect to report results from a Phase III schizophrenia program later this quarter.  We expect to file an NDA for cariprazine for those two indications during the fourth calendar quarter of 2012.  Cariprazine is in Phase II development for bipolar depression and as an adjunct treatment for MDD.

•
We recently initiated a Phase III clinical trial to study a fixed-dose combination of Bystolic, our beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker (ARB) valsartan for the treatment of patients with hypertension.  In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,750 patients to evaluate the safety and efficacy of Bystolic and valsartan patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study around the middle of calendar 2013.

•
In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain.  GRT 6005 and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

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

•
In April 2011, we entered into an agreement with Blue Ash for the worldwide rights to azimilide, a novel class III antiarrhythmic agent.  Azimilide has been studied in over 5,300 patients to investigate its potential as an antiarrhythmic agent.  Based on its mechanism of action and results of clinical trials, azimilide was determined to be best suited for use in patients with a history of life-threatening ventricular arrhythmias and who have an implantable cardioverter defibrillator.  In 2006, following submission of data from the SHIELD 1 Phase III clinical study, the FDA, under its then operable review practices, issued an Approvable Letter requesting an additional clinical trial for azimilide.  In 2010, the FDA agreed to one additional Phase III study to support a regulatory submission for azimilide in the U.S.  The SHIELD 2 study was initiated in November 2011 and is being conducted under a Special Protocol Assessment with the FDA.  We expect to report top-line results from this study in the second half of calendar 2014.

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

Our effective tax rate decreased to 20.9% in fiscal 2012 as compared to 21.8% in fiscal 2011 and decreased as compared to 28.2% in fiscal 2010.  The effective tax rate for fiscal 2012 was lower compared to fiscal 2011 due primarily to a higher proportion of earnings generated in lower taxed foreign jurisdictions as compared to the United States.  Effective tax rates can be affected by ongoing tax audits.  See Note 14 to the Consolidated Financial Statements.

We expect to continue our profitability into fiscal 2013 with continued sales growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Non-GAAP Income and Non-GAAP EPS

Forest provides Non-GAAP income and EPS financial measures as alternative views of the Company’s performance, which exclude certain items (including costs, expenses, gains/(losses) and other specific items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provide information that enhances investors’ understanding of the Company’s financial performance.  The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

(In millions, except earnings per share amounts)
	Years Ended March 31,
	2012	2011	2010
Reported Net Income:	$979	$1,047	$682
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights	45	7	-
DOJ Settlement	-	122	-
Licensing payment to TransTech for glucose-lowering agents	-	50	-
Licensing payment to Nycomed for Daliresp	-	-	100
Licensing payment to Grünenthal for oral small molecule analgesics	-	66	-
Licensing payment to Blue Ash for azimilide	40	-	-
License payment received from AstraZeneca for ceftaroline	-	-	(40)
Settlement payment to Caraco related to Lexapro	-	-	13
Restructuring costs	-	-	9
Licensing payment to Almirall for LAS100977	-	-	75
Licensing payment to AstraZeneca for avibactam and ceftazidime/avibactam	-	-	229
Adjusted Non-GAAP earnings:	$1,064	$1,292	$1,068

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Years Ended March 31,
	2012	2011	2010
Reported diluted earnings per share:	$3.57	$3.59	$2.25
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights	0.16	0.02	-
DOJ Settlement	-	0.42	-
Licensing payment to TransTech for glucose-lowering agents	-	0.17	-
Licensing payment to Nycomed for Daliresp	-	-	0.33
Licensing payment to Grünenthal for oral small molecule analgesics	-	0.23	-
Licensing payment to Blue Ash for azimilide	0.15	-	-
License payment received from AstraZeneca for ceftaroline	-	-	(0.13)
Settlement payment to Caraco related to Lexapro	-	-	0.04
Restructuring costs	-	-	0.03
Licensing payment to Almirall for LAS100977	-	-	0.25
Licensing payment to AstraZeneca for avibactam and ceftazidime/avibactam	-	-	0.75
Rounding	-	-	(0.01)
Adjusted Non-GAAP earnings per share:	$3.88	$4.43	$3.51

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

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period.  Estimates are made when accounting for sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Forest is subject to risks and uncertainties, which may include but are not limited to competition, federal or local legislation and regulations, litigation and overall changes in the healthcare environment that may cause actual results to vary from estimates.  We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.  Certain of these risks, uncertainties and assumptions are discussed further under the section entitled “Forward Looking Statements.”

Goodwill and Intangible Assets

Goodwill and intangible assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, a charge is recorded in the Statement of Income in that period, to adjust the carrying value of the related asset.  Additionally, goodwill and indefinite-lived intangible assets are subject to an impairment test at least annually.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $70.3 million at March 31, 2012 and $56.7 million at March 31, 2011.  Commercial discounts and other rebate accruals were $147.2 million at March 31, 2012 and $215.3 million at March 31, 2011.  Accruals for chargebacks, discounts and returns were $53.0 million at March 31, 2012 and $59.0 million at March 31, 2011.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	March 31, 2012	March 31, 2011
Beginning balance	$330,998	$301,382

Provision for rebates	821,148	699,920
Settlements	(869,571)	(662,798)
	(48,423)	37,122

Provision for returns	11,951	9,045
Change in estimate		(5,600)
Settlements	(13,108)	(12,463)
	(1,157)	(9,018)

Provision for chargebacks and discounts	386,646	370,108
Change in estimate	2,000
Settlements	(399,559)	(368,596)
	(10,913)	1,512

Ending balance	$270,505	$330,998

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual as these deductions are settled generally within 2-3 weeks of incurring the liability.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Forest's policy relating to the supply of inventory at wholesalers is to maintain stocking levels of up to 3 weeks and to keep monthly levels consistent from year to year, based on patterns of utilization.  We have historically closely monitored wholesale customer stocking levels by purchasing information directly from customers and by obtaining other third party information.  Unusual or unexpected variations in buying patterns or utilizations are investigated.

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

Forward-Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward-looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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