Form 10-Q
period 2012-06-30
FOREST LABORATORIES INC
filed 2012-08-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Number of shares outstanding of Registrant's Common Stock as of August 8, 2012: 265,693,834

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2012	March 31, 2012

Assets

Current assets:
Cash (including cash equivalent investments of $1,395,555 at June 30, 2012 and $1,576,922 at March 31, 2012)	$1,617,526	$1,579,515
Marketable securities	878,749	847,555
Accounts receivable, less allowance for doubtful accounts of $2,283 at June 30, 2012 and $2,290 at March 31, 2012	417,961	471,784
Inventories, net	289,297	298,118
Deferred income taxes	251,871	246,451
Other current assets	99,976	142,772
Total current assets	3,555,380	3,586,195

Non-current assets:
Marketable securities and investments	725,997	723,367

Property, plant and equipment	718,727	701,158
Less: accumulated depreciation	351,735	341,138
Property, plant and equipment, net	366,992	360,020

Other assets:
Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $246,630 at June 30, 2012 and $222,690 at March 31, 2012	2,079,547	2,104,048
Other assets	5,004	5,034
Total assets	$7,446,011	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	June 30, 2012	March 31, 2012

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$138,577	$162,574
Accrued expenses and other liabilities	707,318	766,735
Total current liabilities	845,895	929,309

Long-term liabilities:
Income tax liabilities	530,740	570,417
Contingent acquisition liabilities	25,219	25,219
Deferred tax liabilities	300,079	289,993
Total liabilities	1,701,933	1,814,938

Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 429,238 shares at June 30, 2012 and 428,746 shares at March 31, 2012	42,924	42,875
Additional paid-in capital	1,716,422	1,700,734
Retained earnings	9,142,732	9,087,447
Accumulated other comprehensive loss	(6,602)	(2,934)
Treasury stock, at cost (160,643 shares at June 30, 2012 and 163,125 shares at March 31, 2012)	(5,151,398)	(5,151,305)
Total stockholders' equity	5,744,078	5,676,817
Total liabilities and stockholders' equity	$7,446,011	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2012	2011

Net sales	$751,766	$1,104,135
Contract revenue	65,835	40,639
Interest income	3,526	7,157
	821,127	1,151,931

Costs and expenses:
Cost of sales	168,223	253,797
Selling, general and administrative	382,309	358,077
Research and development	195,166	194,443
	745,698	806,317

Income before income tax expense	75,429	345,614

Income tax expense	20,144	87,477

Net income	$55,285	$258,137

Net income per common share:

Basic	$0.21	$0.90
Diluted	$0.21	$0.90

Weighted average number of common shares outstanding:

Basic	268,389	285,801
Diluted	268,972	286,375

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2012	2011

Net income	$55,285	$258,137

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(8,194)	2,801
Pension liability adjustment, net of tax	3,517	1,542
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period, net of tax	1,009	7,837

Other comprehensive (loss) income	(3,668)	12,180

Comprehensive income	$51,617	$270,317

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$55,285	$258,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,327	10,157
Amortization	23,940	17,199
Stock-based compensation expense	12,948	12,569
Deferred income tax provision (benefit)	4,666	(7,928)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	53,823	(24,665)
Inventories, net	8,821	(52,057)
Other current assets	42,796	16,175
Increase (decrease) in:
Accounts payable	(23,997)	29,319
Accrued expenses	(59,417)	80,014
Income tax liabilities	(39,677)	29,435
Other	30	9,665
Net cash provided by operating activities	90,545	378,020

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,505)	(15,886)
Purchase of marketable securities	(509,350)	(414,456)
Redemption of marketable securities	476,505	885,951
Acquisitions		(1,262,651)
Purchase of trademarks		(40,747)
Net cash used in investing activities	(51,350)	(847,789)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	2,777	4,435
Tax benefit related to stock-based compensation	12	104
Treasury stock transactions	(93)	(501,056)
Net cash provided by (used in) financing activities	2,696	(496,517)

Effect of exchange rate changes on cash	(3,880)	7,673
Increase in cash and cash equivalents	38,011	(958,613)
Cash and cash equivalents, beginning of period	1,579,515	2,137,838
Cash and cash equivalents, end of period	$1,617,526	$1,179,225

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,421	$15,653

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Accounting Standards Codification (ASC) Topic 270-10.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events up to the date of this filing.  Operating results for the three-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These standards became effective for the Company on April 1, 2012.  The adoption of these standards did not have a significant impact on the Company’s financial statements.

2.   Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
	June 30, 2012	March 31, 2012
Trade	$349,894	$401,902
Other	68,067	69,882
	$417,961	$471,784

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	June 30, 2012	March 31, 2012
Raw materials	$88,697	$93,037
Work in process	1,460	10,077
Finished goods	199,140	195,004
	$289,297	$298,118

4.   Fair value measurements:

The following tables present the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,113,182	$1,075,173	$38,009
Municipal bonds and notes	66,158		66,158
Commercial paper	422,265	136,219	286,046
Floating rate notes	396,998	396,998
Auction rate securities	15,525			$15,525
Certificates of deposit	159,728	41,819	117,909
Corporate bonds	667,149		667,149
Government agency bonds	130,588		130,588

Description	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,059,868	$938,526	$121,342
Municipal bonds and notes	69,613		69,613
Commercial paper	556,794	284,981	271,813
Variable rate demand notes	4,000		4,000
Floating rate notes	467,259	467,259
Auction rate securities	25,089			$25,089
Certificates of deposit	215,801	87,904	127,897
Corporate bonds	568,775		568,775
Government agency bonds	152,916		152,916

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.   Fair value measurements:

The Company determined fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. As of June 30, 2012, the Company determined the value of the auction rate securities portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and amount of cash flows, and expected holding periods for the auction rate securities.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)
	Three Months Ended June 30,
	2012	2011
Balance at beginning of period	$25,089	$34,539
Sales	(9,564)	(4,800)
Balance at end of period	$15,525	$29,739

There were no purchases of Level 3 investments during the three-month period ended June 30, 2012.  During the quarter ended June 30, 2012 the Company recorded sales of $9.6 million of its available-for-sale Level 3 auction rate securities.  In conjunction with the sale of these securities, the Company recognized a gain of $0.2 million.

In addition to the above, the Company also has Level 3 fair value measurements related to the Clinical Data, Inc. (Clinical Data) acquisition; see Note 11 for further information.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Marketable securities:

Available-for-sale debt securities consist of the following:

	June 30, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$35,948	$46
Government agency bonds	83,232	95	$	(13)
Commercial paper	249,060	260
Certificates of deposit	117,447	278		(4)
Corporate bonds	231,554	257
Floating rate notes	161,508	38		(52)
Total current securities	878,749	974		(69)

Non-current:
Municipal bonds and notes	30,210	51
Government agency bonds	47,356	146		(1)
Commercial paper	16,547	90
Corporate bonds	383,307	1,008
Auction rate securities	15,525
Floating rate notes	204,344			(10,643)
Total non-current securities	697,289	1,295		(10,644)

Total available-for-sale debt securities	$1,576,038	$2,269		$(10,713)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Marketable securities:

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

Non-current:
Municipal bonds and notes	35,890	45
Government agency bonds	60,087	185
Commercial paper	14,682	111
Corporate bonds	305,697	779		(82)
Auction rate notes	25,089
Floating rate notes	254,193			(10,547)
Total non-current securities	695,638	1,120		(10,629)

Total available-for-sale debt securities	$1,543,193	$2,306		$(10,800)

Proceeds from the sales of available-for-sale debt securities were $476.5 million and $886.0 million for the three months ended June 30, 2012 and 2011, respectively.  Gross realized gains on those sales for the three months ended June 30, 2012 and 2011 were $0.3 million and $1.6 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $8.4 million and $8.5 million at June 30, 2012 and March 31, 2012, respectively, have been included in stockholders’ equity: Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. of $28.7 million and $27.7 million at June 30, 2012 and March 31, 2012, respectively, which is held at fair market value based on the quoted market price for the related security.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Marketable securities:

Contractual maturities of available-for-sale debt securities at June 30, 2012, are as follows:

(In thousands)
Estimated fair value
Within one year	$878,749
1-5 years	671,015
5-10 years	10,401
After 10 years	15,873
$1,576,038

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

6.   Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended
(In thousands)	June 30,
	2012	2011
Basic	268,389	285,801
Incremental shares attributable to share based compensation plans	583	574
Diluted	268,972	286,375

Options to purchase approximately 14.3 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three-month period ended June 30, 2012 were not included in the computation of diluted net income per share because they were anti-dilutive.  These options expire through 2022.  Options to purchase approximately 13.2 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three-month period ended June 30, 2011 were not included in the computation of diluted net income per share because they were anti-dilutive.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.   Net income per share:

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction (August 2011 ASR) entered into with Morgan Stanley & Co. LLC (MSCO).  As of June 30, 2012, the Company received 9.7 million shares under the August 2011 ASR at an average price of $32.83 per share.  At June 30, 2012, the Company evaluated the August 2011 ASR for its potential dilution and as a result, any additional shares which might be the subject of this transaction were not included in the weighted average diluted earnings per share calculation because their effect would have been anti-dilutive.  As of June 30, 2012, based on the hedge period reference price of $32.83, approximately $31.8 million of the $350 million related to the transaction was recorded as a reduction to stockholders' equity pending final settlement of the transaction.  In July 2012, the Company received an additional 1.2 million shares upon final settlement of the August 2011 ASR.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of its common stock utilizing an accelerated share repurchase transaction (June 2011 ASR).  As of June 30, 2012, the Company received 11.8 million shares under the June 2011 ASR at an average price of $38.59 per share.   At June 30, 2012, the Company evaluated the June 2011 ASR for its potential dilution and as a result, any additional shares which might be the subject of this transaction were not included in the weighted average diluted earnings per share calculation because their effect would have been anti-dilutive.  As of June 30, 2012, based on the hedge period reference price of $38.59, approximately $45.5 million of the $500 million related to the transaction was recorded as a reduction to stockholders' equity pending final settlement of the transaction. In July 2012, the Company received an additional 1.7 million shares upon final settlement of the June 2011 ASR.

7.   Stock-based compensation:

Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2012, 8.5 million shares were available for grant.  Compensation expense of $12.9 million ($9.3 million net of tax) and $12.6 million ($9.3 million net of tax) was recorded for the three-month periods ended June 30, 2012 and June 30, 2011, respectively.  This expense was charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation takes into consideration the compensation cost attributed to future services not yet recognized.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.   Business segment information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended
(In thousands)	June 30,
	2012	2011
Central nervous system	$546,146	$942,582
Cardiovascular	115,419	84,817
Other	90,201	76,736
	$751,766	$1,104,135

9.   Income taxes:

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  For the three-month period ended June 30, 2012, the Company accrued $3.7 million in interest related to the resolution of various income tax matters.  As of June 30, 2012, the Company has accrued a total of $75.8 million in interest related to these matters.

The Company’s effective tax rate was 26.7% for the three-month period ended June 30, 2012, as compared to 25.3% for the same period last year.  The increase compared to last year was primarily due to a decrease in Lexapro® sales resulting from the expiration of its market exclusivity in March as well as other various tax matters.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.   Contingencies:

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently (February 20, 2012) named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories, Inc.  The State has indicated that it will file a lawsuit if the parties are unable to settle the State’s claim in the next few weeks.

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, recently reversed that ruling and has now allowed Plaintiff the opportunity to replead.  The Company has recently filed a motion to dismiss the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before late 2013.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.   Contingencies:

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc.  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  On June 18, 2012, the U.S. Supreme Court issued its decision in Christopher v. SmithKline Beecham Corp., which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  In light of this decision, on July 11, 2012, the parties jointly proposed to voluntarily dismiss the entire action with prejudice.  This proposal is subject to objections from the opt-in plaintiffs and court approval.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On July 20, 2012, the parties executed a Memorandum of Understanding (MOU).  Without admitting any wrongdoing, the MOU provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The MOU does not require any other payment by the Company.  The MOU is subject to the drafting and execution of a final settlement agreement and approval by the New York State Supreme Court.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.   Contingencies:

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration (FDA) seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings.  Fact discovery is currently ongoing in the centralized actions.  Fact discovery is scheduled to be completed by November 1, 2012, and expert discovery is scheduled to be completed by April 5, 2013.  A claim construction hearing is expected in December 2012.  No trial dates have been set.  The Company submitted a limited response to certain defendants' motion for summary judgment of non-infringement on July 27, 2012.

In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.  The action is a putative class and collective action alleging class claims under Title VII related to pay, promotion, and pregnancy discrimination, and collective action claims under the Equal Pay Act.  The Title VII action is brought on behalf of a proposed class of all current and former female Sales Representatives employed by the Company throughout the United States from 2008 to the date of judgment, and also includes a sub-class of all current and former female Sales Representatives who have been, are, or will be pregnant during their employment by the Company throughout the United States from 2008 to the date of judgment.  The proposed Equal Pay Act collective action includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The complaint also includes non-class Title VII claims for sexual harassment and retaliation, and non-class claims for violations of the Family and Medical Leave Act.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business.  Although the Company believes that the proceedings brought against it are without merit and the Company has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.   Business combinations:

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

The fair value is evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of the contingent consideration will be recorded in earnings.  As of June 30, 2012, there was no change in the fair value of the contingent consideration.

As a result of this acquisition, the Company obtained a license agreement with Merck KGaA under which the Company has the exclusive worldwide rights to develop and market Viibryd (vilazodone HCl), an antidepressant developed by Clinical Data for the treatment of adults with major depressive disorder.  Viibryd was approved by the FDA for this indication in January 2011.

In addition to Viibryd, the Company also obtained Clinical Data’s development pipeline including Phase III candidate apadenoson, a pharmacologic stress agent for radionuclide myocardial perfusion imaging. The Company discontinued further development of this product in fiscal 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.   Business combinations:

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

In Viibryd, the Company obtained a product that has joined the Company’s portfolio of products, and will contribute to offsetting the expiration of the patent for Lexapro, which occurred in March 2012.  Lexapro accounted for approximately 48% of the Company’s net sales in fiscal 2012.  The intangible asset recorded at acquisition relates to Viibryd, which is being amortized over 12 years reflecting the life of a patent that covers Viibryd.  The acquired contingent liabilities related to a previous acquisition and represented a Level 3 measurement within the fair value hierarchy.  None of the goodwill was deductible for tax purposes.  The carrying amount of the goodwill at the end of the period was $698.1 million.

Viibryd sales were the only revenue generated from the acquisition for the quarters ended June 30, 2012 and 2011, and totaled $37.4 million and $7.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues decreased to $821.1 million for the three months ended June 30, 2012 as compared to $1.15 billion for the same period last year primarily due to a decrease in Lexapro® sales resulting from the expiration of its market exclusivity in March, partially offset by increases in sales of our currently promoted products.  Our next generation products, Bystolic®, Savella®, Teflaro®, Daliresp® and Viibryd®, totaled $200 million in sales for the current quarter, representing growth of 63% over the year ago period.  Lexapro’s market exclusivity expired in March 2012 and Lexapro now faces generic competition which, as expected, has resulted in a significant reduction in sales as compared with the same period last year.  Net income decreased 78.6% in the current quarter as compared to the same period last year primarily due to the expiration of Lexapro’s market exclusivity as well as the impact in the current quarter of post-launch promotional spending for Daliresp and Viibryd and pre-approval commercial costs associated with aclidinium (Tudorza™ Pressair™) and linaclotide.

On July 23, 2012 we along with our licensing partner Almirall, S.A. (Almirall), received marketing approval from the U.S. Food and Drug Administration (FDA) for Tudorza Pressair (aclidinium bromide inhalation powder) for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.  We expect Tudorza Pressair to be available to wholesalers in the fourth quarter of calendar 2012.

In May 2012, we entered into an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to the agreement, upon the expiration of the Hart-Scott waiting period in July 2012, we provided Nabriva an upfront fee of $25 million and will fund and conduct, in collaboration with Nabriva, certain development activities related to BC-3781 over the next 12 months.  During the 12-month period we have the exclusive right to acquire Nabriva.  Our decision to acquire Nabriva will be dependent upon certain contingencies.

Financial Condition and Liquidity

Net current assets increased by $52.6 million from March 31, 2012.  Cash and cash equivalents and marketable securities and investments increased by $71.8 million primarily due to cash generated by operating activities of $90.5 million offset by capital expenditures of $18.5 million.

Of our total cash and cash equivalents and marketable securities position at June 30, 2012, 11%, or approximately $345 million, was domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.9 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $500 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Trade accounts receivable decreased $52.0 million primarily due to lower sales as a result of the expiration of Lexapro’s market exclusivity.  Net inventories decreased $8.8 million as we continue to manage our inventory at levels appropriate to support our products’ current life cycles.  In anticipation of the expiry of Lexapro’s market exclusivity, the Company designed and executed over the past few years, a plan to manage Lexapro inventory balances to levels necessary to support post-expiry sales levels.  We believe that current inventory levels are adequate to support the growth of our ongoing business.  Other current assets decreased primarily due to a reduction in our current tax asset account that resulted from accruing the current period tax expense against tax overpayments made in prior periods.  Accounts payable and accrued expenses decreased primarily due to significant declines in royalties payable and accrued rebates related to Lexapro.  The decline in accrued rebates was net of a $12 million change in estimate for obligations pursuant to the Healthcare Reform Bill.

Property, plant and equipment before accumulated depreciation increased from March 31, 2012 as we continue to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date. Since the beginning of fiscal 2011, we have entered into three separate agreements with Morgan Stanley & Co. LLC (MSCO) to repurchase a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  Pursuant to these transactions, we paid MSCO the applicable purchase price upon entering each ASR and as of June 30, 2012, MSCO delivered to us a total of 38.4 million shares: 16.9 million shares during fiscal 2011 (5.7 million shares purchased under the 2007 Repurchase Program and 11.2 million shares purchased under the 2010 Repurchase Program) and 21.5 million shares during fiscal 2012 (all under the 2010 Repurchase Program).  In July 2012, the Company received an additional 1.7 million shares (for a total of 13.5 million shares at an average price $37.04) and 1.2 million shares (for a total of 10.9 million shares at an average price of $32.07) upon final settlement of the June 2011 ASR and August 2011 ASR, respectively. As of August 8, 2012 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Results of Operations

Net sales for the three-month period ended June 30, 2012 decreased $352.4 million or 31.9% as compared with the same period last year primarily due to a decrease in Lexapro sales of $475.7 million resulting from the expiration of its market exclusivity in March, partially offset by increases in our promoted products Namenda®, Bystolic, Teflaro, Viibryd and Daliresp.

Sales of Namenda (memantine HCl), a N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased $48.5 million or 15.2% to $368.4 million for the quarter ended June 30, 2012 as compared with the June 30, 2011 quarter of which $55.1 million was due to price increases offset by volume decreases of $6.6 million. Namenda’s patent is set to expire in April 2015.

Bystolic (nebivolol), a beta-blocker indicated for the treatment of hypertension, grew 38.2%, achieving sales of $107.8 million in the current quarter, an increase of $29.8 million as compared to $78.0 million for the quarter ended June 30, 2011 of which $18.7 million was due to increased sales volume and $11.1 million was due to price increases.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia increased 3.5% to $26.7 million as compared to $25.8 million for the same period last year due to price increases totaling $3.2 million offset by volume decreases of $2.3 million.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, launched in March 2011, achieved sales of $9.4 million for the quarter ended June 30, 2012.

Viibryd and Daliresp, two of our newest products became available to patients during the June 2011 quarter and were formally launched in late August 2011.

Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with major depressive disorder (MDD) recorded sales of $37.4 million for the quarter ended June 30, 2012.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor, achieved sales of $17.8 million for the current three-month period.  Daliresp is indicated for the treatment to reduce the risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations.

Sales of Lexapro (escitalopram oxalate), an SSRI indicated for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, decreased 81.2% to $110.0 million for the quarter as compared with $585.7 million for the same period last year due to the loss of market exclusivity in March 2012.  Lexapro now faces generic competition which has significantly eroded sales.

Contract revenue for the current quarter was $65.8 million compared to $40.6 million in the same period last year.  Benicar® (olmesartan medoxomil) co-promotion income totaled $35.4 million, a decrease of $1.3 million compared to $36.7 million in last year’s first quarter.  Contract revenue in the current quarter also included $29.4 million of income from a distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan is authorized to sell a generic version of Lexapro and we retain a portion of the profits from those sales.

Cost of sales as a percentage of net sales was 22.4% for the June 2012 quarter, as compared with 23.0% in the same period last year.  Cost of sales includes royalties in respect of our products.  In the case of our principal products, Lexapro and Namenda, the royalties are in the range of 15 to 25% of sales.

Selling, general and administrative expense increased to $382.3 million for the current quarter as compared to $358.1 million for the same period last year.  The current level of spending reflects the resources and activities we believe are required to support our currently marketed products, particularly our newest products Teflaro, Daliresp and Viibryd and pre-approval commercial costs associated with Tudorza Pressair and linaclotide.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Research and development (R&D) expense totaled $195.2 million in the current quarter as compared to $194.4 million in the same period last year.  The June 2011 quarter included a $40 million upfront payment to Blue Ash Therapeutics, LLC (Blue Ash) for rights to azimilide.  Excluding this charge, R&D expense would have increased by 26.4% in the current quarter as compared to the same period last year.  Neither period included product development milestone expenses.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront charges.  The following table presents research and development expense by category.

(In thousands)
	Three Months Ended June 30,
Category	2012	2011
Third party development costs	$106,019	$80,736
Internal and other development costs	89,147	73,707
Milestone and upfront payments		40,000
Total research and development expense	$195,166	$194,443

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  For the quarter ended June 30, 2012, these costs were largely related to clinical trials for nebivolol, aclidinium/formoterol, vilazodone and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

Research and development expense reflects the following:

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam (the International Nonproprietary Name for NXL104 as approved by the World Health Organization) and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously out-licensing rights to this combination outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  The ceftaroline/avibactam combination is currently being studied in Phase II clinical trials conducted by Forest.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
In January 2011, we reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium (Tudorza), a novel long-acting muscarinic antagonist developed as an inhaled therapy for the treatment of COPD and the long-acting beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID (twice-daily) in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Phase III studies with the fixed-dose combination commenced in September 2011 and we anticipate top-line results from the trials during the first half of calendar 2013.  We and our licensing partner Almirall received marketing approval for Tudorza Pressair for the long-term maintenance treatment of bronchospasm associated with COPD, including chronic bronchitis and emphysema in July 2012.

•
In September 2007, we entered into a partnership with Ironwood Pharmaceuticals, Inc. to co-develop and co-market the proprietary compound linaclotide in North America.  Linaclotide is an agonist of the guanylate cyclase type-C (GC-C) receptor being developed for the treatment of constipation-predominant irritable bowel syndrome (IBS-C) and chronic constipation (CC).  Linaclotide increases fluid secretion leading to increased bowel movement frequency and modulates the activity of local nerves to reduce abdominal pain.  Positive top-line data from two Phase III trials in CC and two Phase III trials in IBS-C showed clinically meaningful and statistically significant symptom improvement in linaclotide-treated patients compared to placebo on all four primary efficacy endpoints.  Based upon these results, we filed a New Drug Application (NDA) with the FDA for both indications in August 2011.  In April 2012, the FDA notified us that it will require a three-month extension to complete its review of the data supporting the NDA for both indications.  FDA action is now expected by September 2012.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Treatment with levomilnacipran significantly reduced depression symptoms in patients with MDD compared to placebo, as measured by Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  Based on the overall success of the development program, we plan to file an NDA for levomilnacipran with the FDA in the third quarter of calendar 2012.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  In February, we also reported the results of two Phase III studies of cariprazine in patients with schizophrenia showing that cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  We expect to file an NDA for cariprazine for those two indications during the fourth calendar quarter of 2012.  Cariprazine is in Phase II development for bipolar depression and as an adjunct treatment for MDD.

•
We recently initiated a Phase III clinical trial to study a fixed-dose combination of Bystolic, our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker (ARB) valsartan for the treatment of patients with hypertension.  In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,750 patients to evaluate the safety and efficacy of Bystolic and valsartan patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study in mid-calendar 2013.

•
In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006 small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain.  GRT 6005 and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

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

Our effective tax rate was 26.7% for the three-month period ended June 30, 2012, as compared to 25.3% for the same period last year.  The increase compared to last year was primarily due to a decrease in Lexapro sales resulting from the expiration of its market exculusivity in March as well as other various tax matters.

We expect to continue our profitability in the current fiscal year with continued growth in our principal promoted products.

Inflation has not had a material effect on our operations for the periods presented.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-GAAP Income and Non-GAAP EPS

Forest provides non-GAAP income and EPS financial measures as alternative views of the Company’s performance, which exclude certain items (including costs, expenses, gains/(losses) and other specific items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

(In millions, except earnings per share amounts)
	Three Months Ended June 30,
	2012	2011
Reported Net income:	$55	$258
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	9	5
Recorded in Selling, general and administrative	11	3
Licensing payment to Blue Ash for azimilide	-	40
Adjusted Non-GAAP earnings:	$75	$306

	Three Months Ended June 30,
	2012	2011
Reported diluted earnings per share:	$0.21	$0.90
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	0.03	0.02
Recorded in Selling, general and administrative	0.04	0.01
Licensing payment to Blue Ash for azimilide	-	0.14
Adjusted Non-GAAP earnings per share:	$0.28	$1.07

Off-Balance Sheet Arrangements

At June 30, 2012, the Company had no off-balance sheet arrangements.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The sensitivity of estimates can vary by program and type of customer.  However, estimates associated with Medicaid and contract rebates are most at risk for adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year.  Because of this time lag, in any given quarter, adjustments to actual may incorporate revisions of prior periods.

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $46.9 million at June 30, 2012 and $70.3 million at March 31, 2012.  Commercial discounts and other rebate accruals were $159.5 million at June 30, 2012 and $147.2 million at March 31, 2012.  Accruals for chargebacks, discounts and returns were $50.7 million and $53.0 million at June 30, 2012 and March 31, 2012, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the three-month periods in the accounts related to accrued rebates, sales returns and discounts:

(in thousands)
	June 30, 2012	June 30, 2011

Beginning balance	$270,505	$330,998

Provision for rebates	149,125	216,508
Settlements	(160,357)	(181,809)
	(11,232)	34,699

Provision for returns	4,032	6,672
Settlements	(3,090)	(3,243)
	942	3,429

Provision for chargebacks and discounts	80,071	99,865
Settlements	(83,201)	(95,236)
	(3,130)	4,629

Ending balance	$257,085	$373,755

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

Forward Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-Q contain forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We assume no obligation to update forward-looking statements contained in this Form 10-Q to reflect new information or future events or developments.

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the 2012 10-K).

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently (February 20, 2012) named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories, Inc.  The State has indicated that it will file a lawsuit if the parties are unable to settle the State’s claim in the next few weeks.

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, recently reversed that ruling and has now allowed Plaintiff the opportunity to replead.  The Company has recently filed a motion to dismiss the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before late 2013.

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc.  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  On June 18, 2012, the U.S. Supreme Court issued its decision in Christopher v. SmithKline Beecham Corp., which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  In light of this decision, on July 11, 2012, the parties jointly proposed to voluntarily dismiss the entire action with prejudice.  This proposal is subject to objections from the opt-in plaintiffs and court approval.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On July 20, 2012, the parties executed a Memorandum of Understanding (MOU).  Without admitting any wrongdoing, the MOU provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The MOU does not require any other payment by the Company.  The MOU is subject to the drafting and execution of a final settlement agreement and approval by the New York State Supreme Court.

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration (FDA) seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings.  Fact discovery is currently ongoing in the centralized actions.  Fact discovery is scheduled to be completed by November 1, 2012, and expert discovery is scheduled to be completed by April 5, 2013.  A claim construction hearing is expected in December 2012.  No trial dates have been set.  The Company submitted a limited response to certain defendants' motion for summary judgment of non-infringement on July 27, 2012.

In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.  The action is a putative class and collective action alleging class claims under Title VII related to pay, promotion, and pregnancy discrimination, and collective action claims under the Equal Pay Act.  The Title VII action is brought on behalf of a proposed class of all current and former female Sales Representatives employed by the Company throughout the United States from 2008 to the date of judgment, and also includes a sub-class of all current and former female Sales Representatives who have been, are, or will be pregnant during their employment by the Company throughout the United States from 2008 to the date of judgment.  The proposed Equal Pay Act collective action includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The complaint also includes non-class Title VII claims for sexual harassment and retaliation, and non-class claims for violations of the Family and Medical Leave Act.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business.  Although the Company believes that the proceedings brought against it are without merit and the Company has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

Item 1A. Risk Factors

The risks, uncertainties and other factors described in our Annual Report on Form 10-K are not the only ones facing our company.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date. Since the beginning of fiscal 2011, we have entered into three separate agreements with Morgan Stanley & Co. LLC (MSCO) to repurchase a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  Pursuant to these transactions, we paid MSCO the applicable purchase price upon entering each ASR and as of June 30, 2012, MSCO delivered to us a total of 38.4 million shares: 16.9 million shares during fiscal 2011 (5.7 million shares purchased under the 2007 Repurchase Program and 11.2 million shares purchased under the 2010 Repurchase Program) and 21.5 million shares during fiscal 2012 (all under the 2010 Repurchase Program).  In July 2012, the Company received an additional 1.7 million shares (for a total of 13.5 million shares at an average price of $37.04) and 1.2 million shares (for a total of 10.9 million shares at an average price of $32.07) upon final settlement of the June 2011 ASR and August 2011 ASR, respectively.  As of August 8, 2012 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

Item 6.	Exhibits

	Exhibit 10.1	Forest Laboratories, Inc. Annual Incentive Compensation Plan. Incorporated by reference to Forest's Current Report on Form 8-K (Commission File No. 0-12943) filed May 11, 2012
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document**
	101.PRE	XBRL Taxonomy Presentation Linkbase Document**
	101.CAL	XBRL Taxonomy Calculation Linkbase Document**
	101.LAB	XBRL Taxonomy Label Linkbase Document**

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2012

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer