Form 10-Q
period 2012-09-30
FOREST LABORATORIES INC
filed 2012-11-09
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Number of shares outstanding of Registrant's Common Stock as of November 8, 2012: 266,019,228

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2012	March 31, 2012

Assets

Current assets:
Cash (including cash equivalent investments of $1,136,225 at September 30, 2012 and $1,576,922 at March 31, 2012)	$1,297,457	$1,579,515
Marketable securities	818,621	847,555
Accounts receivable, less allowance for doubtful accounts of $2,291 at September 30, 2012 and $2,290 at March 31, 2012	419,708	471,784
Inventories, net	342,111	298,118
Deferred income taxes	256,533	246,451
Other current assets	137,389	142,772
Total current assets	3,271,819	3,586,195

Non-current assets:
Marketable securities and investments	968,558	723,367

Property, plant and equipment	731,469	701,158
Less: accumulated depreciation	356,431	341,138
Property, plant and equipment, net	375,038	360,020
Other assets:
Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $270,874 at September 30, 2012 and $222,690 at March 31, 2012	2,181,072	2,104,048
Other assets	27,884	5,034
Total assets	$7,537,462	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	September 30, 2012	March 31, 2012

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$74,942	$162,574
Accrued expenses and other liabilities	785,131	766,735
Total current liabilities	860,073	929,309

Long-term liabilities:
Income tax liabilities	568,912	570,417
Contingent acquisition liabilities	25,219	25,219
Deferred tax liabilities	296,189	289,993
Total liabilities	1,750,393	1,814,938
Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 429,568 shares at September 30, 2012 and 428,746 shares at March 31, 2012	42,957	42,875
Additional paid-in capital	1,737,982	1,700,734
Retained earnings	9,163,509	9,087,447
Accumulated other comprehensive (loss) income	(5,281)	(2,934)
Treasury stock, at cost (163,601 shares at September 30, 2012 and 163,125 shares at March 31, 2012)	(5,152,098)	(5,151,305)
Total stockholders' equity	5,787,069	5,676,817
Total liabilities and stockholders' equity	$7,537,462	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$692,017	$1,130,250	$1,443,783	$2,234,385
Contract revenue	54,277	33,579	120,112	74,218
Interest and other income	14,343	5,250	17,869	12,407
	760,637	1,169,079	1,581,764	2,321,010

Costs and expenses:
Cost of sales	149,723	263,984	317,946	517,781
Selling, general and administrative	374,889	388,657	757,198	746,734
Research and development	202,839	197,331	398,005	391,774
	727,451	849,972	1,473,149	1,656,289

Income before income tax expense	33,186	319,107	108,615	664,721

Income tax expense	12,409	69,294	32,553	156,771

Net income	$20,777	$249,813	$76,062	$507,950

Net income per common share:

Basic	$0.08	$0.91	$0.28	$1.82
Diluted	$0.08	$0.91	$0.28	$1.81

Weighted average number of common shares outstanding:

Basic	266,503	273,196	267,447	279,449
Diluted	267,169	273,753	268,092	280,015

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011

Net income	$20,777	$249,813	$76,062	$507,950

Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,692	(7,917)	(6,502)	(5,116)
Pension liability adjustment, net of tax	(157)	840	3,360	2,382
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(214)	(16,106)	795	(8,269)

Other comprehensive income (loss)	1,321	(23,183)	(2,347)	(11,003)

Comprehensive income	$22,098	$226,630	$73,715	$496,947

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$76,062	$507,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,665	20,278
Amortization	48,184	39,105
Stock-based compensation expense	28,415	26,457
Deferred income tax benefit	(3,886)	(17,912)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	52,076	(37,807)
Inventories, net	(43,993)	29,765
Other current assets	5,383	30,799
Increase (decrease) in:
Accounts payable	(87,632)	(102,612)
Accrued expenses	18,396	136,345
Income tax liabilities	(1,505)	54,496
Other	2,527	2,291
Net cash provided by operating activities	116,692	689,155

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,808)	(36,761)
Purchase of marketable securities	(1,312,644)	(1,137,528)
Redemption of marketable securities	1,095,283	1,659,135
Acquisitions	--	(1,262,651)
Purchase of trademarks	(125,000)	(42,106)
Other investing activities	(25,377)	--
Net cash used in investing activities	(405,546)	(819,911)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	8,892	6,069
Tax benefit related to stock-based compensation	23	346
Treasury stock transactions	(793)	(851,703)
Net cash provided by (used in) financing activities	8,122	(845,288)

Effect of exchange rate changes on cash	(1,326)	(4,457)
Decrease in cash and cash equivalents	(282,058)	(980,501)
Cash and cash equivalents, beginning of period	1,579,515	2,137,838
Cash and cash equivalents, end of period	$1,297,457	$1,157,337

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$48,451	$86,008

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events up to the date of this filing.  Operating results for the three and six-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB ASC Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These standards became effective for the Company on April 1, 2012.  The adoption of these standards did not have a significant impact on the Company’s financial statements.

2.   Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
	September 30, 2012	March 31, 2012
Trade	$365,461	$401,902
Other	54,247	69,882
	$419,708	$471,784

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	September 30, 2012	March 31, 2012
Raw materials	$98,374	$93,037
Work in process	2,767	10,077
Finished goods	240,970	195,004
	$342,111	$298,118

4.   Fair value measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$913,623	$891,618	$22,005
Municipal bonds and notes	68,063		68,063
Commercial paper	314,292	81,084	233,208
Variable rate demand notes	4,000		4,000
Floating rate notes	241,976	241,976
Auction rate securities	14,773			$14,773
Certificates of deposit	192,232	53,019	139,213
Corporate bonds	994,622		994,622
Government agency bonds	153,198		153,198

Description	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,059,868	$938,526	$121,342
Municipal bonds and notes	69,613		69,613
Commercial paper	556,794	284,981	271,813
Variable rate demand notes	4,000		4,000
Floating rate notes	467,259	467,259
Auction rate securities	25,089			$25,089
Certificates of deposit	215,801	87,904	127,897
Corporate bonds	568,775		568,775
Government agency bonds	152,916		152,916

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. As of September 30, 2012, the Company determined the value of the auction rate securities portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and amount of cash flows, and expected holding periods for the auction rate securities.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)
Six Months Ended September 30, 2012
Balance at beginning of period	$25,089
Sales	(9,564)
Unrealized (loss)	(752)
Balance at end of period	$14,773

There were no purchases of Level 3 investments during the six-month period ended September 30, 2012. The Company recorded sales of $9.6 million of its Level 3 auction rate securities for the six-month period ended September 30, 2012.  In conjunction with these sales, the Company recognized a gain of $0.2 million.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Marketable securities:

Available-for-sale debt securities consist of the following:

	September 30, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$45,067		$	(1,839)
Government agency bonds	63,992			(1,096)
Commercial paper	228,051	$648
Certificates of deposit	87,522	156		(3)
Corporate bonds	302,902	105		(2,957)
Floating rate notes	91,087	332
Total current securities	818,621	1,241		(5,895)

Non-current:
Municipal bonds and notes	22,996	33		(319)
Government agency bonds	83,205	109		(56)
Commercial paper	16,615	101
Certificates of deposit	7,994			(5)
Corporate bonds	676,624	2,618		(16)
Auction rate securities	14,773			(752)
Floating rate notes	119,726	2,394		(7,021)
Total non-current securities	941,933	5,255		(8,169)

Total available-for-sale debt securities	$1,760,554	$6,496		$(14,064)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Proceeds from the sales of available-for-sale debt securities were $1.1 billion and $1.7 billion for the six months ended September 30, 2012 and September 30, 2011, respectively.  Gross realized gains on those sales were $1.0 million and $2.3 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  Net unrealized holding losses on available-for-sale debt securities in the amount of $7.6 million and $8.5 million at September 30, 2012 and March 31, 2012, respectively, have been included in stockholders’ equity:  Accumulated other comprehensive income.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $26.6 million and $27.7 million at September 30, 2012 and March 31, 2012, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at September 30, 2012 are as follows:

(In thousands)
Estimated fair value
Within one year	$818,621
1-5 years	909,894
5-10 years	20,184
After 10 years	11,855
$1,760,554

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  Currently, the Company does not consider these investments to be other-than-temporarily impaired and continues to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and collaboration agreements:

In August 2012, the U.S. Food and Drug Administration (FDA) approved Linzess™ (linaclotide) as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (IBS-C) or chronic idiopathic constipation (CIC).  Pursuant to the Company’s collaboration agreement with Ironwood for the development and commercialization of Linzess, the Company made a milestone payment of $85 million to Ironwood which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Linzess.

The Company received FDA approval for Tudorza™ Pressair™ (aclidinium bromide inhalation powder) in July 2012, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.  The Company licensed rights to aclidinium in the United States through an agreement with Almirall, S.A. (Almirall), pursuant to which the Company made a milestone payment of $40 million which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Tudorza Pressair.

On June 1, 2012, the Company announced an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to the agreement, the Company provided funding of $25 million to Nabriva during July 2012, and will conduct, in collaboration with Nabriva, certain development activities related to BC-3781 over the next twelve months.  During the twelve-month period, the Company has the exclusive right to acquire Nabriva.  The Company's decision to acquire Nabriva will be dependent upon certain contingencies.  The Company recorded a long-term asset of $25 million in connection with this agreement which is included within the ‘Other Assets’ caption in the Balance Sheet.  The asset will be assessed for impairment on a periodic basis.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Basic	266,503	273,196	267,447	279,449
Incremental shares attributable to share based compensation plans	666	557	645	566
Diluted	267,169	273,753	268,092	280,015

Options to purchase approximately 14.3 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share and options to purchase approximately 14.1 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2012, respectively, were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire through 2022.  Options to purchase approximately 13.0 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share and options to purchase approximately 13.1 million shares of common stock at exercise prices ranging from $28.23 to $59.05 per share that were outstanding during a portion of the three and six-month periods ended September 30, 2011, respectively, were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation, takes into consideration the compensation cost attributed to future services not yet recognized.

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction entered into with Morgan Stanley & Co. LLC (MSCO).  The Company received 9.7 million shares during the quarter ended September 30, 2011, and an additional 1.2 million shares upon final settlement of the agreement in the current quarter, for a total of 10.9 million shares at an average price of $32.07 per share.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of its common stock utilizing an accelerated share repurchase transaction.  The Company received 11.8 million shares during the quarter ended June 30, 2011 and an additional 1.7 million shares upon final settlement of the agreement in the current quarter, for a total of 13.5 million shares at an average price of $37.04 per share.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.   Stockholder’s equity:

Stock based compensation: Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of September 30, 2012, 7.8 million shares were available for grant.  Compensation expense of $15.5 million ($11.1 million net of tax) and $28.4 million ($20.4 million net of tax) was recorded for the three and six-month periods ended September 30, 2012, respectively.  For the three and six-month periods ended September 30, 2011, compensation expense of $13.9 million ($10.7 million net of tax) and $26.5 million ($20.0 million net of tax) respectively, was recorded.  This expense is charged to cost of sales, selling, general and administrative and research and development expense, as appropriate.

Preferred stock purchase rights: On August 27, 2012, the Company's Board of Directors adopted a stockholders’ rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right (Right) on each share of the Company's common stock, par value $.10 per share, outstanding on September 7, 2012.  Each Right will entitle the holder to buy one thousandth of a share of authorized Series B Junior Participating Preferred Stock, par value $1.00 per share (Series B Preferred Stock) at an exercise price of $100, once the Rights become exercisable.  In general the Rights will be exercisable only if a person or group acquires 12% (or 20% in the case of a “13G Institutional Investor”, as defined in the Rights plan) or more of the Company’s common stock.  Prior to becoming exercisable, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.  The Rights will expire in August 2013 unless the Rights Plan is ratified by the Company's stockholders.

9.   Business segment information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011

Central nervous system	$482,094	$967,592	$1,028,240	$1,910,174
Cardiovascular	113,813	89,745	229,233	174,563
Other	96,110	72,913	186,310	149,648
	$692,017	$1,130,250	$1,443,783	$2,234,385

10.   Income taxes:

The Company’s income tax returns for fiscal years prior to 1999 in most jurisdictions and prior to 2006 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-1999 fiscal years, including the Internal Revenue Service (IRS), which is currently reviewing fiscal years 2004, 2005 and 2006.  It is unlikely that the outcome will be determined within the next twelve months.  Potential claims for years under review by the IRS could be material.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has agreed with an assessment from the New York State Department of Taxation for fiscal years 1999-2002 related to issues surrounding how the Company accounted for New York State corporation taxes on a consolidated basis.  Such assessment resulted in additional New York State corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2012, the Company had accrued an additional $7.6 million in interest for a total of $73.0 million related to the resolution of various income tax matters.

The Company’s effective tax rate was 37.4% and 30.0% for the three and six-month periods ended September 30, 2012, as compared to 21.7% and 23.6% for the same periods last year.  The increase in the current three and six-month periods compared to last year was primarily due to the expiration of the U.S. Research and Experimentation Tax Credit as of December 31, 2011 and various other tax matters.  Effective tax rates may be affected by ongoing tax audits.

11.   Contingencies:

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, recently reversed that ruling and has now allowed Plaintiff the opportunity to replead.  The Company has recently filed a motion to dismiss the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before 2014.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the Company’s results of operations or financial position taken as a whole.

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc.  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  On June 18, 2012, the U.S. Supreme Court issued its decision in Christopher v. SmithKline Beecham Corp., which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  In light of this decision, on July 11, 2012, the parties jointly proposed to voluntarily dismiss the entire action with prejudice.  On August 22, 2012, Judge Pauley dismissed the action in its entirety with prejudice.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On October 8, 2012, the parties executed a Stipulation of Settlement.  Without admitting any wrongdoing, the Stipulation provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The Stipulation does not require any other payment by the Company.  The Stipulation has been presented to the New York State Supreme Court for approval.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 17, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned In re Nebivolol (‘040) Patent Litigation. Fact discovery is scheduled to be completed by December 31, 2012, and expert discovery is scheduled to be completed by May 31, 2013.  A claim construction hearing is expected in February 2013.  No trial dates have been set.  On August 30, 2012, Judge Bucklo denied as premature certain defendants motion for summary judgment of non-infringement.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2012, the Company entered into a settlement agreement with Hetero Labs Ltd. and Hetero USA Inc. in such patent infringement litigation.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to Hetero that will permit it to launch its generic version of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date Hetero receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of Hetero’s legal costs in connection with the patent litigation.  This settlement agreement does not settle the Company’s patent infringement litigations against the other generic manufacturers that are also part of In re Nebivolol (‘040) Patent Litigation.

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

12.   Business combinations:

On April 13, 2011, the Company acquired Clinical Data, a specialty pharmaceutical company, for an aggregate consideration of approximately $1.3 billion, which the Company financed with existing cash.  The acquisition included a Contingent Value Rights agreement (CVR), whereby the Company may be required to pay additional consideration of up to $275 million if certain milestones connected to sales of Viibryd®, one of the acquired products, are achieved.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded contingent consideration based on this CVR with a fair value recognized at the acquisition date of approximately $25 million.  The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•	estimated net sales projections
•	the probability of success for sales milestones for Viibryd; and
•	the risk adjusted discount rate for fair value measurement

The fair value is evaluated quarterly with any changes in the fair value of the contingent consideration recorded in earnings.  There was no change in the fair value of the contingent consideration for the three and six-month periods ended September 30, 2012 and September 30, 2011.

Acquired goodwill at the acquisition date was $698.1 million.  None of the goodwill was deductible for tax purposes.  The carrying amount of the goodwill at September 30, 2012 was $698.1 million.

13.   Subsequent events:

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America, which includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company will provide up to $125 million in financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals, of which $69 million was funded in October 2012. At the conclusion of this two-year period, the Company will have the option to acquire moksha8 in a merger transaction.  The moksha8 shareholders will also have a put option at such time, provided that moksha8 has achieved certain business objectives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues were $760.6 million and $1,581.8 million for the three and six months ended September 30, 2012, respectively, as compared to $1,169.1 million and $2,321.0 million for the same periods last year.  The decline was primarily due to a decrease in Lexapro® sales resulting from the expiration of its market exclusivity, partially offset by increases in sales of our currently promoted products.  Lexapro’s market exclusivity expired in March 2012 and in mid-September, the 180 day Hatch-Waxman period, available to the first filing generic manufacturer, ended, opening the way for full generic competition.  Our next generation products, Bystolic®, Savella®, Teflaro®, Daliresp® and Viibryd®, totaled $202.1 million in sales for the current quarter, representing growth of 69.0% over the year ago period.  Net income for the three months ended September 30, 2012 was $20.8 million as compared to $249.8 million for the same period last year. This decrease was primarily driven by the decrease in Lexapro sales offset by increases in sales of our currently promoted products. For the six-month period ended September 30, 2012, net income decreased 85.0% as compared to the same period last year primarily due to the expiration of Lexapro’s market exclusivity as well as the impact in the current quarter of promotional spending for Viibryd and Daliresp, and pre-launch costs associated with recently approved products aclidinium (TudorzaTM PressairTM and linaclotide (LinzessTM).

In August 2012, the U.S. Food and Drug Administration (FDA) approved Linzess as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (IBS-C) or chronic idiopathic constipation (CIC).  Pursuant to the Company’s collaboration agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) for the development and commercialization of linaclotide, the Company made a milestone payment of $85 million upon FDA approval.

In July 2012, the Company received FDA approval for Tudorza Pressair (aclidinium bromide inhalation powder), for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.  The Company licensed rights to aclidinium in the United States through an agreement with Almirall, S.A. (Almirall), pursuant to which the Company made a milestone payment of $40 million which was due upon FDA approval.

On June 1, 2012, the Company announced an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to the agreement, the Company provided funding of $25 million to Nabriva, and will conduct, in collaboration with Nabriva, certain development activities related to BC-3781 over the next twelve months.  During the twelve-month period, the Company has the exclusive right to acquire Nabriva.  The Company's decision to acquire Nabriva will be dependent upon certain contingencies.

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America, which includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company will provide up to $125 million in financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals, of which $69 million was funded in October 2012.  At the conclusion of this two-year period, the Company will have the option to acquire moksha8 in a merger transaction.  The moksha8 shareholders will also have a put option at such time, provided that moksha8 has achieved certain business objectives.

Financial Condition and Liquidity

Net current assets decreased by $245.1 million from March 31, 2012, driven by a decrease in cash of $282.1 million.  Cash decreased due to net purchases of marketable securities of $217.4 million, payment of milestones for the approval of Linzess and Tudorza Pressair of $85 million and $40 million, respectively, capital expenditures of $37.8 million and funding of $25 million provided to Nabriva as part of the agreement for the development of Nabriva’s novel antibacterial agent, BC-3781.  These decreases were offset by cash generated from operating activities of $116.7 million.  Cash, cash equivalents and investments collectively decreased by $65.8 million.  Of our total cash and cash equivalents and marketable securities position at September 30, 2012 of $3.1 billion, approximately 6% or $180 million, was domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.9 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $500 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.

Trade accounts receivable decreased $36.4 million primarily due to lower sales as a result of the expiration of Lexapro’s market exclusivity.  Net inventories increased $44.0 million in order to support expected demand for our next generation products.  Accounts payable decreased primarily due to the payment of the annual Pharma Manufacturing Fee (Pharma Fee) mandated under the Affordable Care Act and timing differences between accounts payable and accrued expenses.  In June 2012, the Company had a change in estimate of $12 million related to the Pharma Fee which increased the estimate.

Property, plant and equipment increased from March 31, 2012 as we continue to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock. Since the beginning of fiscal 2011, we have repurchased a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  As of September 30, 2012, through these ASR agreements, we have received a total of 41.3 million shares; 16.9 million during fiscal 2011 (5.7 million under the 2007 Repurchase Program and 11.2 million under the 2010 Repurchase Program), 21.5 million (all under the 2010 Repurchase Program) during fiscal 2012 and 2.9 million (all under the 2010 Repurchase Program) during fiscal 2013.  As of November 8, 2012 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Results of Operations

Net sales for the three and six-month periods ended September 30, 2012 decreased 38.8% and 35.4% from the same periods last year to $692.0 million and $1,443.8 million, respectively.  The decline was primarily due to a decrease in Lexapro sales of $551.4 million and $1,027.1 million, respectively, partially offset by increases in sales of our promoted products Namenda®, Bystolic, Teflaro, Viibryd and Daliresp.  The decrease in Lexapro sales is due to the expiration of its market exclusivity in March 2012.
Sales of Namenda (memantine HCl), our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate and severe Alzheimer's disease increased 9.1% and 12.1% for the current quarter and six months, respectively, to $367.6 million and $736.0 million.  This represents increases of $30.8 million and $79.3 million as compared with the same periods last year, of which $46.4 million and $101.5 million was due to price increases offset by a decrease in volume of $15.6 million and $22.2 million, respectively.  The decline in volume was driven by a decline in demand in the long-term care setting.  Namenda’s patent is set to expire in January 2015.

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension, experienced growth in sales of 29.4% to $106.5 million and 33.7% to $214.3 million in the current three and six-month periods, respectively, as compared to $82.3 million and $160.3 million for the same periods last year, of which $15.3 million and $33.9 million was due to increased sales volume and $8.9 million and $20.1 million was due to pricing increases.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia grew 2.7% and 3.1% in the current three and six-month periods, to $26.2 million and $52.9 million, respectively, as compared to $25.5 million and $51.3 million for the same periods last year due to price increases.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, launched in March 2011, achieved sales of $10.0 million and $19.4 million for the three and six-month periods ended September 30, 2012, respectively, up from $5.3 million and $8.0 million for the same periods last year primarily due to increased volume.

Viibryd and Daliresp, two of our newest products became available to patients during the June 2011 quarter and were formally launched in late August 2011.

Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with major depressive disorder (MDD) recorded sales of $39.9 million and $77.3 million for the three and six-month periods ended September 30, 2012, respectively, as compared to $5.3 million and $12.6 million for the same periods last year.  The increase year over year was driven by increased volume.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce the risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations, achieved sales of $19.5 million and $37.3 million for the current three and six-month periods, respectively, as compared to $1.2 million and $9.7 million for the same periods last year. The increase year over year was driven by increased volume.

Sales of Lexapro (escitalopram oxalate), an SSRI indicated for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, decreased 92.5% to $44.7 million and 86.9% to $154.7 million in the current three and six-month periods, respectively, as compared with the same periods last year due to the loss of market exclusivity in March 2012.  Lexapro has since faced generic competition, which has significantly eroded sales.  Substitution rates for Lexapro are now effectively at 90%.

Contract revenue for the three and six months ended September 30, 2012 totaled $54.3 million and $120.1 million, respectively, compared to $33.6 million and $74.2 million in the same periods last year. Benicar® (olmesartan medoxomil) co-promotion income totaled $30.2 million and $65.5 million, compared to $31.5 million and $68.3 million in the same periods last year.  Contract revenue for the current three and six-month period also included $22.7 million and $52.1 million of income from a distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan is authorized to sell a generic version of Lexapro and we receive a portion of the profits from those sales. The current period included a change in estimate of $13 million related to revenue from the distribution agreement with Mylan.  In mid-September, the 180 day Hatch-Waxman period for Lexapro for the first filing generic manufacturer ended, opening the way for full generic competition.

Cost of sales as a percentage of net sales was 21.6% for the current quarter as compared with 23.4% for the same period last year.  For the six-month periods ended September 30, 2012 and 2011, cost of sales as a percentage of net sales was 22.0% and 23.2%.

Selling, general and administrative expense (SG&A) decreased to $374.9 million for the current quarter as compared to $388.7 million for the same period last year.  Viibryd and Daliresp were launched during the prior year quarter and SG&A in the prior year quarter included the initial launch costs for these products.  SG&A expense increased to $757.2 million for the six-month period ended September 30, 2012 as compared to $746.7 million for the same period last year as a result of our continuing investment behind our next generation products.  The current level of spending reflects the resources and activities we believe are required to support our currently marketed products, particularly our newest products Teflaro, Viibryd, and Daliresp, as well as the upcoming launches of Tudorza Pressair and Linzess.

Research and development expense (R&D) increased to $202.8 million and $398.0 million in the current three and six-month periods, respectively, as compared to $197.3 million and $391.8 million in the same periods last year.  There were no milestone or upfront payments in R&D in the current year, while the prior year expense included $30 million of milestone payments in the second quarter and $70 million of milestone and upfront payments in the six-month period.  Excluding milestone and upfront payments, for the three and six-month periods ended September 30, 2012, R&D increased by $35.5 million and $76.2 million, respectively, compared to the prior year.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront charges.  For the three and six-month periods ended September 30, 2012 and 2011, research and development expense by category was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Category
Third party development costs	$114,727	$87,681	$220,746	$168,417
Internal and other development costs	88,112	79,650	177,259	153,357
Milestone and upfront charges	--	30,000	--	70,000
Total research and development expense	$202,839	$197,331	$398,005	$391,774

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In the three and six-month periods ended September 30, 2012, these costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, cariprazine and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

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

•
In January 2011, we reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium (Tudorza), a novel long-acting muscarinic antagonist developed as an inhaled therapy for the treatment of COPD and the long-acting beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID (twice-daily) in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Phase III studies with the fixed-dose combination commenced in September 2011 and we anticipate top-line results from the trials during the first half of calendar 2013.  We and our licensing partner Almirall received marketing approval for Tudorza Pressair for the long-term maintenance treatment of bronchospasm associated with COPD, including chronic bronchitis and emphysema, in July 2012.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Treatment with levomilnacipran significantly reduced depression symptoms in patients with MDD compared to placebo, as measured by Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  Based on the overall success of the development program, the Company and Pierre Fabre Médicament filed an NDA for levomilnacipran with the FDA in September 2012.

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

•
In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain.  GRT 6005 and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  GRT 6005 has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

•
In June 2010, we entered into a license agreement with TransTech Pharma, Inc. (TransTech) for the development and commercialization of TTP399, a functionally liver selective glucokinase activator discovered and being developed by TransTech for the treatment of Type II diabetes.  Early Phase I testing suggests that pharmacological enhancement of glucokinase activity may lower blood glucose in diabetic patients.  We have initiated a Phase II clinical program.

•
In April 2011, we entered into an agreement with Blue Ash Therapeutics, LLC (Blue Ash) for the worldwide rights to azimilide, a novel class III antiarrhythmic agent.  Azimilide has been studied in over 5,300 patients to investigate its potential as an antiarrhythmic agent.  Based on its mechanism of action and results of clinical trials, azimilide was determined to be best suited for use in patients with a history of life-threatening ventricular arrhythmias and who have an implantable cardioverter defibrillator.  In 2006, following submission of data from the SHIELD 1 Phase III clinical study, the FDA, under its then operable review practices, issued an Approvable Letter requesting an additional clinical trial for azimilide.  In 2010, the FDA agreed to one additional Phase III study to support a regulatory submission for azimilide in the U.S.  The SHIELD 2 study was initiated in November 2011 and is being conducted under a Special Protocol Assessment with the FDA.  We expect to report top-line results from this study in the second half of calendar 2014.

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

Our effective tax rate was 37.4% and 30.0% for the three and six-month periods ended September 30, 2012, as compared to 21.7% and 23.6% for the same periods last year.  The increase in the current three and six-month periods compared to last year was primarily due to the expiration of the U.S. Research and Experimentation Tax Credit as of December 31, 2011 and various other tax matters.

We expect to be profitable in the current fiscal year.

Inflation has not had a material effect on our operations for the periods presented.

Non-GAAP Income and Non-GAAP EPS

Forest provides non-GAAP income and EPS financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/(losses) and other specific items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

(In millions, except earnings per share amounts)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reported Net income:	$20,777	$249,813	$76,062	$507,950
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	8,926	4,769	17,784	9,538
Recorded in Selling, general and administrative	10,865	6,153	21,729	9,108
Licensing payment to Blue Ash for azimilide	--	--	--	40,000
Adjusted Non-GAAP earnings:	$40,568	$260,735	$115,575	$566,596

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reported Diluted earnings per share:	$0.08	$0.91	$0.28	$1.81
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	0.03	0.02	0.07	0.03
Recorded in Selling, general and administrative	0.04	0.02	0.08	0.03
Licensing payment to Blue Ash for azimilide				0.14
Rounding	--	--	--	0.01
Adjusted Non-GAAP earnings per share:	$0.15	$0.95	$0.43	$2.02

Off-Balance Sheet Arrangements

At September 30, 2012, the Company had no off-balance sheet arrangements.

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

The sensitivity of estimates can vary by program and type of customer.  However, estimates associated with Medicaid and contract rebates are most at risk for adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year.  Because of this time lag, in any given quarter, adjustments may incorporate revisions of prior quarter estimates.

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $42.9 million at September 30, 2012 and $70.3 million at March 31, 2012.  Commercial discounts and other rebate accruals were $187.9 million at September 30, 2012 and $147.2 million at March 31, 2012.  Accruals for chargebacks, discounts and returns were $54.1 million and $53.0 million at September 30, 2012 and March 31, 2012, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the six-month periods in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	September 30, 2012	September 30, 2011

Beginning balance	$270,505	$330,998

Provision for rebates	297,657	443,333
Settlements	(284,168)	(388,107)
	13,489	55,226

Provision for returns	7,630	10,797
Settlements	(5,999)	(6,938)
	1,631	3,859

Provision for chargebacks and discounts	166,090	197,491
Settlements	(166,841)	(194,376)
	(751)	3,115

Ending balance	$284,874	$393,198

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the 2012 10-K) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, recently reversed that ruling and has now allowed Plaintiff the opportunity to replead.  The Company has recently filed a motion to dismiss the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before 2014.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On August 11, 2010, the Company was named as a defendant (along with FPI), in an action brought by Elmaria Martinez, a Company Sales Representative, in the United States District Court for the Southern District of New York under the caption Elmaria Martinez v. Forest Laboratories Inc. and Forest Pharmaceuticals Inc.  The action is a putative class and collective action brought on behalf of all current and former sales representatives employed by the Company throughout the United States over the past three years and all current and former sales representatives employed anywhere in the State of New York over the past six years.  The action alleges that the Company failed to pay its sales representatives overtime pay as purportedly required by the Fair Labor Standards Act (FLSA) and the New York Labor Law.  On June 18, 2012, the U.S. Supreme Court issued its decision in Christopher v. SmithKline Beecham Corp., which held, among other things, that the FLSA’s outside sales exemption applies to pharmaceutical sales representatives.  In light of this decision, on July 11, 2012, the parties jointly proposed to voluntarily dismiss the entire action with prejudice.  On August 22, 2012, Judge Pauley dismissed the action in its entirety with prejudice.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On October 8, 2012, the parties executed a Stipulation of Settlement.  Without admitting any wrongdoing, the Stipulation provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The Stipulation does not require any other payment by the Company.  The Stipulation has been presented to the New York State Supreme Court for approval.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration (FDA) seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 17, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned In re Nebivolol (‘040) Patent Litigation. Fact discovery is scheduled to be completed by December 31, 2012, and expert discovery is scheduled to be completed by May 31, 2013.  A claim construction hearing is expected in February 2013.  No trial dates have been set.  On August 30, 2012, Judge Bucklo denied as premature certain defendants motion for summary judgment of non-infringement.

In October 2012, the Company entered into a settlement agreement with Hetero Labs Ltd. and Hetero USA Inc. in such patent infringement litigation.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to Hetero that will permit it to launch its generic version of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date Hetero receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of Hetero’s legal costs in connection with the patent litigation.  This settlement agreement does not settle the Company’s patent infringement litigations against the other generic manufacturers that are also part of In re Nebivolol (‘040) Patent Litigation.

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

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business.  Although the Company believes that the proceedings brought against it are without merit and the Company has product liability and other insurance, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters

Item 1A. Risk Factors

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date. Since the beginning of fiscal 2011, we have repurchased a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  As of September 30, 2012, through these ASR agreements, we have received a total of 41.3 million shares: 16.9 million during fiscal 2011 (5.7 million under the 2007 Repurchase Program and 11.2 million under the 2010 Repurchase Program), 21.5 million during fiscal 2012 (all under the 2010 Repurchase Program), and 2.9 million (all under the 2010 Repurchase Program) during fiscal 2013 which included an additional 1.7 million shares upon final settlement of the June 2011 ASR (for a total of 13.5 million shares at an average price of $37.04) and 1.2 million shares upon final settlement of the August 2011 ASR (for a total of 10.9 million shares at an average price of $32.07).  As of November 8, 2012 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2012

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer