Form 10-Q
period 2012-12-31
FOREST LABORATORIES INC
filed 2013-02-07
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Number of shares outstanding of Registrant's Common Stock as of February 6, 2013: 266,284,246

(Quick Links)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2012	March 31, 2012

Assets

Current assets:
Cash (including cash equivalent investments of $904,062 at December 31, 2012 and $1,576,922 at March 31, 2012)	$948,903	$1,579,515>
Marketable securities	771,002	847,555
Accounts receivable, less allowance for doubtful accounts of $2,020 at December 31, 2012 and $2,290 at March 31, 2012	397,909>	471,784>
Inventories, net	381,846	298,118
Deferred income taxes	267,969	246,451
Other current assets	109,226	142,772
Total current assets	2,876,855	3,586,195

Non-current assets:
Marketable securities and investments	1,251,057	723,367
Property, plant and equipment, net	376,045	360,020
Other assets:
Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $296,586 at December 31, 2012 and $222,690 at March 31, 2012	2,155,678	2,104,048
Other assets	112,584	5,034
Total assets	$7,485,310	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except for par values)	December 31, 2012	March 31, 2012

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$77,582	$162,574
Accrued expenses and other liabilities	868,408	766,735
Total current liabilities	945,990	929,309

Long-term liabilities:
Income tax liabilities	573,934	570,417
Contingent acquisition liabilities	25,219	25,219
Deferred tax liabilities	272,251	289,993
Total liabilities	1,817,394	1,814,938
Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued 429,983 shares at December 31, 2012 and 428,746 shares at March 31, 2012	42,998	42,875
Additional paid-in capital	1,775,466	1,700,734
Retained earnings	9,009,901	9,087,447
Accumulated other comprehensive income (loss)	1,697	(2,934)
Treasury stock, at cost (163,882 shares at December 31, 2012 and 163,125 shares at March 31, 2012)	(5,162,146)	(5,151,305)
Total stockholders' equity	5,667,916	5,676,817
Total liabilities and stockholders' equity	$7,485,310	$7,491,755

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$677,967	$1,161,254	$2,121,750	$3,395,639
Contract revenue	38,314	34,149	158,426	108,367
Interest and other income	6,409	13,918	24,278	26,325
	722,690	1,209,321	2,304,454	3,530,331

Costs and expenses:
Cost of sales	153,311	262,732	471,257	780,513
Selling, general and administrative	428,380	396,054	1,185,578	1,142,788
Research and development	325,290	191,269	723,295	583,043
	906,981	850,055	2,380,130	2,506,344

Income (loss) before income tax	(184,291)	359,266	(75,676)	1,023,987

Income tax expense (benefit)	(30,683)	80,830	1,870	237,601

Net income (loss)	$(153,608)	$278,436	$(77,546)	$786,386

Net income (loss) per common share:

Basic	$(0.58)	$1.04	$(0.29)	$2.86
Diluted	$(0.58)	$1.04	$(0.29)	$2.85

Weighted average number of common shares outstanding:

Basic	266,018	267,397	266,967	275,400
Diluted	266,018	267,604	266,967	275,867

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$(153,608)	$278,436	$(77,546)	$786,386

Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,933	(16,148)	(3,569)	(21,264)
Pension liability adjustment, net of tax	108	(9)	3,468	2,373
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	3,937	2,312	4,732	(5,957)

Other comprehensive income (loss)	6,978	(13,845)	4,631	(24,848)

Comprehensive income (loss)	$(146,630)	$264,591	$(72,915)	$761,538

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	December 31,
	2012		2011
Cash flows from operating activities:
Net income (loss)	$	(77,546)	$786,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		34,496	30,540
Amortization		73,695	56,296
Stock-based compensation expense		53,259	47,411
Deferred income tax benefit		(39,260)	(30,969)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net		73,875	(76,304)
Inventories, net		(83,728)	38,600
Other current assets		33,546	53,048
Increase (decrease) in:
Accounts payable		(84,992)	(84,212)
Accrued expenses		101,673	89,186
Income tax liabilities		3,517	87,199
Other		1,766	3,805
Net cash provided by operating activities		90,301	1,000,986

Cash flows from investing activities:
Purchase of property, plant and equipment		(50,557)	(49,927)
Purchase of marketable securities		(2,982,108)	(1,471,192)
Redemption of marketable securities		2,526,325	2,128,767
Acquisitions		--	(1,262,651)
Purchase of trademarks		(125,000)	(40,747)
Other investing activities		(108,077)	--
Net cash used in investing activities		(739,417)	(695,750)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans		19,729	6,670
Tax benefit related to stock-based compensation		1,867	39
Treasury stock transactions		(10,841)	(859,382)
Net cash provided by (used in) financing activities		10,755	(852,673)

Effect of exchange rate changes on cash		7,749	(19,529)
Decrease in cash and cash equivalents		(630,612)	(566,966)
Cash and cash equivalents, beginning of period		1,579,515	2,137,838
Cash and cash equivalents, end of period		$948,903	$1,570,872

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$49,361	$164,794

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events up to the date of this filing.  Operating results for the three and nine-month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc.  The March 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

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

2.   Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
	December 31, 2012	March 31, 2012
Trade	$324,055	$401,902
Other	73,854	69,882
	$397,909	$471,784

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.   Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	December 31, 2012	March 31, 2012
Raw materials	$114,045	$93,037
Work in process	4,708	10,077
Finished goods	263,093	195,004
	$381,846	$298,118

4.   Fair value measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$842,772	$842,772
Municipal bonds and notes	62,051		$62,051
Commercial paper	225,219	70,556	154,663
Variable rate demand notes	6,800		6,800
Auction rate securities	3,273			$3,273
Certificates of deposit	124,783	15,973	108,810
Corporate bonds	1,423,070		1,423,070
Government agency bonds	215,070		215,070

Description	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,059,868	$938,526	$121,342
Municipal bonds and notes	69,613		69,613
Commercial paper	556,794	284,981	271,813
Variable rate demand notes	4,000		4,000
Floating rate notes	467,259	467,259
Auction rate securities	25,089			$25,089
Certificates of deposit	215,801	87,904	127,897
Corporate bonds	568,775		568,775
Government agency bonds	152,916		152,916

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. As of December 31, 2012, the Company determined the value of the auction rate securities portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and amount of cash flows, and expected holding periods for the auction rate securities.

The following table presents a reconciliation of Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)
Nine months ended December 31, 2012
Balance at beginning of period	$25,089
Sales	(21,064)
Unrealized loss	(752)
Balance at end of period	$3,273

There were no purchases of Level 3 investments during the nine-month period ended December 31, 2012. The Company recorded sales of $21.1 million of its Level 3 auction rate securities for the nine-month period ended December 31, 2012.  In conjunction with these sales, the Company recognized a gain of $0.2 million.

In addition to the above, the Company also has Level 3 fair value measurements related to the Clinical Data, Inc. (Clinical Data) acquisition; see Note 12 for further information.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill, license agreements, product rights and other intangible assets and long-lived assets.  The carrying amount of cash, accounts receivable, loans receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Marketable securities:

Available-for-sale debt securities consist of the following:

	December 31, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$48,111	$32
Government agency bonds	79,344	168	$(1)
Commercial paper	169,929	74
Certificates of deposit	87,566	105	(3)
Corporate bonds	386,052	756	(229)
Total current securities	771,002	1,135	(233)

Non-current:
Municipal bonds and notes	13,940	11	(6)
Government agency bonds	135,726	450	(23)
Certificates of deposit	31,217	218
Corporate bonds	1,037,018	5,410	(5,309)
Auction rate securities	3,273		(752)
Variable rate demand notes	6,800
Total non-current securities	1,227,974	6,089	(6,090)

Total available-for-sale debt securities	$1,998,976	$7,224	$(6,323)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$33,723	$52
Government agency bonds	92,829	123
Commercial paper	239,393	334	$(70)
Certificates of deposit	91,819	320
Corporate bonds	210,852	76	(79)
Floating rate notes	178,939	281	(22)
Total current securities	847,555	1,186	(171)

Non-current:
Municipal bonds and notes	35,890	45
Government agency bonds	60,087	185
Commercial paper	14,682	111
Corporate bonds	305,697	779	(82)
Auction rate notes	25,089
Floating rate notes	254,193		(10,547)
Total non-current securities	695,638	1,120	(10,629)

Total available-for-sale debt securities	$1,543,193	$2,306	$(10,800)

Proceeds from the sales of available-for-sale debt securities were $2.5 billion and $2.1 billion for the nine months ended December 31, 2012 and December 31, 2011, respectively.  Gross realized gains on those sales were $1.1 million and $3.7 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  A net unrealized holding gain of $0.9 million at December 31, 2012 and a net unrealized holding loss of $8.5 million at March 31, 2012 on available-for-sale debt securities have been included in the ‘Accumulated other comprehensive income (loss)’ caption in the Balance Sheet.  The preceding tables do not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $23.1 million and $27.7 million at December 31, 2012 and March 31, 2012, respectively, which is held at fair market value based on the quoted market price for the related security.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contractual maturities of available-for-sale debt securities at December 31, 2012 are as follows:

(In thousands)
Estimated fair value
Within one year	$771,002
1-5 years	1,204,405
5-10 years	3,994
After 10 years	19,575
$1,998,976

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity.  Currently, the Company does not consider these investments to be other-than-temporarily impaired and continues to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.   License and collaboration agreements:

On November 14, 2012, the Company announced an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of a fixed dosed combination (FDC) of Namenda XRTM (memantine HCI extended release) and donepezil HCI which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  Pursuant to the agreement, the Company made an upfront payment of $65 million during the quarter ended December 31, 2012 which was recorded in Research and development expense (R&D).  The Company may pay up to $95 million in future milestones.  The Company will have exclusive commercialization rights for this FDC in the United States.

The Company received U.S. Food and Drug Administration (FDA) approval for TudorzaTM PressairTM (aclidinium bromide inhalation powder) in July 2012, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.  The Company licensed rights to aclidinium in the United States through an agreement with Almirall, S.A. (Almirall), pursuant to which the Company made a milestone payment of $40 million which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Tudorza Pressair.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 1, 2012, the Company announced an agreement with Nabriva for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to the agreement, the Company provided funding of $25 million to Nabriva during July 2012, and will conduct, in collaboration with Nabriva, certain development activities related to BC-3781 over the twelve month period following the execution of the agreement.  During the twelve-month period, the Company has the exclusive right to acquire Nabriva.  The Company's decision to acquire Nabriva will be dependent upon certain contingencies.  The Company recorded an asset of $25 million in connection with this agreement which is included within the ‘Other assets’ caption in the Balance Sheet.

Ironwood collaboration agreement

In September 2007, the Company entered into a collaboration agreement with Ironwood to jointly develop and commercialize LinzessTM (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC) (the Ironwood collaboration agreement). Under the terms of the Ironwood collaboration agreement, the Company shares equally with Ironwood all profits and losses from the development and sale of linaclotide in the U.S. In addition, Forest obtained exclusive rights to the linaclotide license in Canada and Mexico, for which the Company will pay royalties to Ironwood based on net sales.

The Company made non-refundable, up-front payments totaling $70 million to Ironwood.  The agreement also included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of December 31, 2012, payments totaling $230 million, relating mostly to developmental milestones, have been made.  The Company may be obligated to pay up to an additional $180 million if further milestones are achieved.  The contingent equity investment required the Company to purchase $25 million of Ironwood's convertible preferred stock when a specific clinical milestone was met. This investment is recorded at fair value as an investment. The fair value of the investment at December 31, 2012 is $23.1 million.

In August 2012, the FDA approved Linzess as a once-daily treatment for adult men and women suffering from IBS-C or CIC.  Pursuant to the Ironwood collaboration agreement, the Company made a milestone payment of $85 million to Ironwood which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Linzess.

For the three and nine-month periods ended December 31, 2012, Linzess sales in the U.S. totaled $19.2 million.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools; the Development pool which consists of R&D expenses and the Commercialization pool which consists of revenue, cost of sales and selling, general and administrative expenses. The net payment or receipt from Ironwood for the Commercialization pool is recorded in Selling, general and administrative expense (SG&A) and the net payment or receipt for the Development pool is recorded in R&D.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

(In thousands)	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Revenue
Net Sales of Linzess	$19,227	$--	$19,227	$--
Cost of sales
Cost of sales of Linzess	770	--	770	--
SG&A
Payment to/ (receipt from) Ironwood for the Commercialization pool	(8,368)	(972)	(13,884)	(344)
R&D
Payment to/ (receipt from) Ironwood for the Development pool	(3,135)	(2,007)	(9,132)	(7,250)

moksha8 agreements

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company will provide up to $125 million in financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals, of which $82.7 million was funded as of December 31, 2012.  The Company recorded assets totaling $82.7 million in connection with this agreement which are included within the ‘Other assets’ caption in the Balance Sheet.  The loan is collateralized by the assets of moksha8.  At the conclusion of this two-year period, the Company will have the option to acquire moksha8 in a merger transaction at a fixed price of $157 million.  At such time, moksha8 shareholders will have the ability to put to Forest all assets of moksha8 at a fixed price of $144 million, provided that moksha8 has achieved certain business objectives.

The balances recorded in the Company’s consolidated Balance Sheet in connection with the agreements with moksha8 are as follows:

	December 31, 2012	March 31, 2012
Value of call/put option	$10,700	$--
Loan receivable	72,000	--

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Net income (loss) per share:

A reconciliation of shares used in calculating basic and diluted net income (loss) per share follows:

	Three months ended		Nine months ended
(In thousands)	December 31,		December 31,
	2012	2011	2012	2011
Basic	266,018	267,397	266,967	275,400
Incremental shares attributable to share based compensation plans	--	207	--	467
Diluted	266,018	267,604	266,967	275,867

Options to purchase approximately 16.6 million shares at exercise prices ranging from $20.55 to $59.05 per share were not included in the computation of diluted shares for the three and nine-month periods ended December 31, 2012 because their effect would be anti-dilutive.  These options expire through 2022.  Options to purchase approximately 15.7 million shares at exercise prices ranging from $24.12 to $59.05 per share were not included in the computation of diluted shares for the three months ended December 31, 2011 because their effect would be anti-dilutive.  Options to purchase approximately 14.3 million shares at exercise prices ranging from $26.18 to $59.05 per share were not included in the computation of diluted shares for the nine months ended December 31, 2011 because their effect would be anti-dilutive.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation, takes into consideration the compensation cost attributed to future services not yet recognized.

On August 15, 2011, the Company paid $350 million for the purchase of its common stock under an accelerated share repurchase transaction entered into with Morgan Stanley & Co. LLC (MSCO).  The Company received 9.7 million shares during the quarter ended September 30, 2011, and an additional 1.2 million shares upon final settlement of the agreement during the quarter ended September 30, 2012, for a total of 10.9 million shares at an average price of $32.07 per share.

On June 3, 2011, the Company entered into an agreement with MSCO to repurchase $500 million of its common stock utilizing an accelerated share repurchase transaction.  The Company received 11.8 million shares during the quarter ended June 30, 2011 and an additional 1.7 million shares upon final settlement of the agreement during the quarter ended September 30, 2012, for a total of 13.5 million shares at an average price of $37.04 per share.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.   Stockholder’s equity:

Stock based compensation: Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29.0 million shares were authorized to be issued to employees of the Company at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of December 31, 2012, 7.8 million shares were available for grant.  Compensation expense of $24.8 million ($17.5 million net of tax) and $53.3 million ($37.9 million net of tax) was recorded for the three and nine-month periods ended December 31, 2012, respectively.  For the three and nine-month periods ended December 31, 2011, compensation expense of $20.9 million ($15.7 million net of tax) and $47.4 million ($35.7 million net of tax) respectively, was recorded.  This expense is charged to cost of sales, SG&A and R&D, as appropriate.

Preferred stock purchase rights: On August 27, 2012, the Company's Board of Directors adopted a stockholders’ rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right (Right) on each share of the Company's common stock, par value $.10 per share, outstanding on September 7, 2012.  Each Right will entitle the holder to buy one thousandth of a share of authorized Series B Junior Participating Preferred Stock, par value $1.00 per share (Series B Preferred Stock) at an exercise price of $100, once the Rights become exercisable.  In general the Rights will be exercisable only if a person or group acquires 12% (or 20% in the case of a “13G Institutional Investor”, as defined in the Rights plan) or more of the Company’s common stock.  Prior to becoming exercisable, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.  The Rights will expire in August 2013 unless the Rights Plan is ratified by the Company’s stockholders.

9.   Business segment information:

The Company operates in only one segment.  Below is a breakdown of net sales by therapeutic class:

	Three months ended		Nine months ended
(In thousands)	December 31,		December 31,
	2012	2011	2012	2011

Central nervous system	$436,201	$982,121	$1,464,440	$2,892,294
Cardiovascular	116,429	97,917	345,661	272,480
Other	125,337	81,216	311,649	230,865
	$677,967	$1,161,254	$2,121,750	$3,395,639

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of December 31, 2012, the Company had accrued an additional $11.2 million in interest for a total of $76.7 million related to the resolution of various income tax matters.

The Company’s effective tax rate was 16.6% and (2.5%) for the three and nine-month periods ended December 31, 2012, as compared to 22.5% and 23.2% for the same periods last year.  The decrease in the current three and nine-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction, the expiration of the U.S. Research and Experimentation Tax Credit as of December 31, 2011, the Adamas license agreement, and various other tax matters.  Effective tax rates may be affected by ongoing tax audits.

11.   Contingencies:

Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc. (FPI) are named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the United States District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently (February 20, 2012) named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories, Inc.  The State indicated that it would file a lawsuit if the parties were unable to reach a settlement with respect to the State’s claim.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Motions to dismiss have been filed with respect to most of the actions.  While the motions to dismiss largely have been denied, some claims have been dismissed, including the federal Racketeering Influenced and Corrupt Organizations (RICO) claims brought by various New York counties whose remaining claims are pending in the multi-district proceeding in Massachusetts.  The Utah motion was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, recently reversed that ruling and has now allowed the Plaintiff the opportunity to replead.  The Company has recently filed a motion to dismiss the Wisconsin complaint.  Discovery is ongoing.  Forest has reached settlements in the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  In addition, the Company has reached a settlement of the Texas matter prior to the filing of a complaint.  The Company’s settlement payments are not material to its financial condition or results of operations.  It is not anticipated that any trials involving Forest in these matters will take place before 2014.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the Company’s results of operations or financial position taken as a whole.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On October 8, 2012, the parties executed a Stipulation of Settlement.  Without admitting any wrongdoing, the Stipulation provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The Stipulation does not require any other payment by the Company.  On January 9, 2013, the New York State Supreme Court approved the Stipulation and dismissed the Hawley action.  Under the Stipulation, since the Hawley action was dismissed, the plaintiffs in the Israni and Greenbaum actions filed a voluntary dismissal with prejudice,  which the court entered on January 17, 2013.  These matters are now closed.

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 17, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned In re Nebivolol (‘040) Patent Litigation. Fact discovery is scheduled to be completed by April 9, 2013, and expert discovery is scheduled to be completed by September 6, 2013.  A claim construction hearing is scheduled for May 10, 2013. No trial dates have been set.  On August 30, 2012, Judge Bucklo denied as premature certain defendants motion for summary judgment of non-infringement.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has entered into settlement agreements with four of the six defendant groups in this patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd. and Indchemie Health Specialties Pvt. Ltd. (November 2012); and Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012) (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.  These settlement agreements do not settle the Company’s patent infringement litigations against the other generic manufacturers that are also part of  In re Nebivolol (‘040) Patent Litigation.

In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom allege that they are current or former Company Sales Representatives or Specialty Sales Representatives.  The action is a putative class and collective action, and the amended complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and collective action claims under the Equal Pay Act.  The proposed Title VII class includes all current and former female Sales Representatives employed by the Company throughout the United States from 2008 to the date of judgment, and also includes a sub-class of all current and former female Sales Representatives who have been, are, or will be pregnant during their employment by the Company throughout the United States from 2008 to the date of judgment.  The proposed Equal Pay Act collective action includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The amended complaint also includes non-class claims on behalf of certain of the named plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  The Company has until February 1, 2013 to respond to the amended complaint.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

12.   Business combinations

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

The fair value is evaluated quarterly with any changes in the fair value of the contingent consideration recorded in earnings.  There was no change in the fair value of the contingent consideration for the three and nine-month periods ended December 31, 2012 and December 31, 2011.

Acquired goodwill at the acquisition date was $698.1 million.  None of the goodwill was deductible for tax purposes.  The carrying amount of the goodwill at December 31, 2012 was $698.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FOREST LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Total net revenues were $722.7 million and $2,304.5 million for the three and nine months ended December 31, 2012, respectively, as compared to $1,209.3 million and $3,530.3 million for the same periods last year.  The decline was primarily due to a decrease in Lexapro® sales resulting from the expiration of its market exclusivity, partially offset by increases in sales of our currently promoted products.  Lexapro’s market exclusivity expired in March 2012 and in mid-September, the 180 day Hatch-Waxman period, available to the first filing generic manufacturer, ended, which opened the way for full generic competition.  Excluding Lexapro sales, net sales increased $89.3 million or 15.7% and $325.9 million or 20.1% for the three and nine months ended December 31, 2012, respectively.  Sales of our next generation products, Bystolic®, Savella®, Teflaro®, Daliresp® and Viibryd®, totaled $204.0 million for the current quarter, representing growth of 35.4% over the year ago period.  We also launched two of our newest products during this quarter, TudorzaTM and LinzessTM and sales for these two products totaled $31.4 million for the quarter.  For the three months ended December 31, 2012, the Company had a net loss of $153.6 million as compared to net income of $278.4 million for the same period last year. The decrease was primarily driven by the decrease in Lexapro sales, coupled with milestone and upfront payments totaling $120.5 million in the quarter, partially offset by increases in sales of our currently promoted products.  For the nine-month period ended December 31, 2012, the Company recorded a net loss of $77.5 million compared to net income of $786.4 million for the same period last year.   This decrease was driven by the expiration of Lexapro’s market exclusivity, and upfront and pre-approval milestone payments totaling $120.5 million in the current year as compared to $94.6 million in the prior year period.

In August 2012, the U.S. Food and Drug Administration (FDA) approved Linzess as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (IBS-C) or chronic idiopathic constipation (CIC).  Pursuant to the Company’s collaboration agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) for the development and commercialization of linaclotide, the Company made a milestone payment of $85 million upon FDA approval.  In December 2012, the Company commercially launched this product and recorded sales of $19.2 million primarily related to trade stocking.

In July 2012, the Company received FDA approval for Tudorza Pressair (aclidinium bromide inhalation powder), for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.  The Company licensed rights to aclidinium in the United States through an agreement with Almirall, S.A. (Almirall), pursuant to which the Company made a milestone payment of $40 million which was due upon FDA approval.  In December 2012, the Company commercial launched this product and recorded sales of $12.2 million primarily related to trade stocking.

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America, which includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company will provide up to $125 million in financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals, of which $82.7 million was funded as of December 31, 2012.  At the conclusion of this two-year period, the Company will have the option to acquire moksha8 in a merger transaction at a fixed price of $157 million, subsequent to which the moksha8 shareholders will have the option to put to Forest all assets of moksha8 at a fixed price of $144 million, provided that moksha8 has achieved certain business objectives.

On June 1, 2012, the Company announced an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to the agreement, the Company provided funding of $25 million to Nabriva, and will conduct, in collaboration with Nabriva, certain development activities related to BC-3781 over the twelve month period following the execution of the agreement.  During the twelve-month period, the Company has the exclusive right to acquire Nabriva.  The Company's decision to acquire Nabriva will be dependent upon certain contingencies.

Financial Condition and Liquidity

Net current assets decreased by $726.0 million from March 31, 2012, driven by a decrease in cash of $630.6 million, a decrease in short-term marketable securities of $76.6 million, a decrease in accounts receivable of $73.9 million, an increase in accounts payable and accruals of $16.7 million, offset by an increase in inventory of $83.7 million.  Cash decreased due to net purchases of marketable securities of $455.8 million, payment of milestones for the approval of Linzess and Tudorza Pressair of $85 million and $40 million, respectively, capital expenditures of $50.6 million, and, funding provided to moksha8 and Nabriva of $108.1 million.  These decreases were offset by cash generated from operating activities of $90.3 million.  Cash, cash equivalents and investments collectively decreased by $179.5 million.  Of our total cash and cash equivalents and marketable securities position at December 31, 2012 of $3.0 billion, approximately 5% or $146.1 million, was domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.8 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Trade accounts receivable decreased $77.8 million primarily due to lower sales as a result of the expiration of Lexapro’s market exclusivity.  Net inventories increased $83.7 million in order to support continued demand for our products, including the launch of Linzess and Tudorza in the third quarter of fiscal 2013.  We believe that current inventory levels are adequate to support continued demand for our products.  Accounts payable decreased primarily due to the payment of the annual Pharma Manufacturing Fee (Pharma Fee) mandated under the Affordable Care Act and timing differences between accounts payable and accrued expenses.  Accrued expenses and other liabilities increased due to payments related to customer rebates and government programs.  The current period also included a $12 million accrual for a post-retirement benefit plan.   In June 2012, we recorded a change in estimate of $12 million related to the Pharma Fee which increased the estimate.

Property, plant and equipment increased from March 31, 2012 as we continue to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock. Since the beginning of fiscal 2011, we have repurchased a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  As of December 31, 2012, through these ASR agreements, we have received a total of 41.3 million shares; 16.9 million during fiscal 2011 (5.7 million under the 2007 Repurchase Program and 11.2 million under the 2010 Repurchase Program), 21.5 million (all under the 2010 Repurchase Program) during fiscal 2012 and 2.9 million (all under the 2010 Repurchase Program) during fiscal 2013.  As of February 6, 2013 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Results of Operations

Net sales for the three and nine-month periods ended December 31, 2012 decreased 41.6% and 37.5% from the same periods last year to $678.0 million and $2,121.8 million, respectively.  The decline was primarily due to a decrease in Lexapro sales of $572.7 million and $1,599.8 million, respectively, partially offset by increases in sales of our promoted products Namenda®, Bystolic, Teflaro, Viibryd, Daliresp, Linzess, and Tudorza.  The decrease in Lexapro sales is due to the expiration of its market exclusivity in March 2012.  Excluding Lexapro sales, net sales increased $89.3 million or 15.7% and $325.9 million or 20.1% for the three and nine months ended December 31, 2012, respectively.

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of moderate to severe Alzheimer's disease increased 1.6% and 8.5% for the current quarter and nine months, respectively, to $345.8 million and $1,081.8 million.  This represents increases of $5.4 million and $84.6 million as compared with the same periods last year.  The increase for the nine-month period was primarily due to price increases while the increase for the quarter was primarily due to an increase in volume.  For the first two quarters of fiscal 2013, Namenda experienced a decline in volume which was driven primarily by a decline in demand in the long-term care setting.  In the third quarter of fiscal 2013, Namenda sales were negatively impacted by higher contract rebates, largely driven by the Medicare Part D Coverage Gap liability, which peaked in the fiscal third quarter and are expected to return to normal levels in the fiscal fourth quarter.  Namenda’s patent is set to expire in January 2015.

Bystolic (nebivolol), our beta-blocker indicated for the treatment of hypertension, experienced growth in sales of 20.1% to $108.8 million and 28.8% to $323.1 million in the current three and nine-month periods, respectively, as compared to $90.6 million and $250.9 million for the same periods last year, of which $15.0 million and $49.0 million, respectively, was due to increased sales volume and $3.2 million and $23.2 million, respectively, was due to price increases.

Sales of Savella (milnacipran HCl), a selective serotonin and norepinephrine reuptake inhibitor (SNRI) for the management of fibromyalgia declined 2.7% in the current three-month period to $25.6 million as compared to $26.3 million in the prior year period.  This was primarily driven by a decrease in volume.  For the nine months ended December 31, 2012, sales of Savella increased 1.3% to $78.5 million compared to $77.5 million for same period last year.  The increase was driven by pricing increases.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute bacterial skin and skin structure infections, launched in March 2011, achieved sales of $11.5 million and $30.9 million for the three and nine-month periods ended December 31, 2012, respectively, up from $6.5 million and $14.5 million for the same periods last year primarily due to increased volume.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce the risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations, achieved sales of $17.5 million and $54.8 million for the current three and nine-month periods, respectively, as compared to $8.4 million and $18.1 million for the same periods last year. The increase year over year was driven by increased volume.  Daliresp was launched in August 2011.

Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with major depressive disorder (MDD) recorded sales of $40.6 million and $117.9 million for the three and nine-month periods ended December 31, 2012, respectively, as compared to $18.9 million and $31.6 million for the same periods last year.  The increase year over year was driven by increased volume.  Viibryd was launched in August 2011.

In December 2012, we launched our two newest products, Linzess and Tudorza:

Linzess (linaclotide), our guanylate cyclase (GC-C) agonist for the treatment of IBS-C and CIC in adults recorded sales of $19.2 million for the three and nine-month periods.

Tudorza, an anticholinergic indicated for the long-term maintenance treatment of bronchospasm associated with COPD, recorded sales of $12.2 million for the three and nine-month periods.

Sales of Lexapro (escitalopram oxalate), an SSRI indicated for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, decreased to $20.3 million and $175.0 million in the current three and nine-month periods, respectively, as compared to $593.0 million and $1.8 billion in the same periods last year due to the loss of market exclusivity in March 2012.  Lexapro has since faced generic competition, which has significantly eroded sales.

Contract revenue for the three and nine months ended December 31, 2012 totaled $38.3 million and $158.4 million, respectively, compared to $34.1 million and $108.4 million in the same periods last year. Benicar® (olmesartan medoxomil) co-promotion income totaled $36.0 million and $101.6 million, compared to $31.4 million and $99.7 million in the same periods last year.  Contract revenue for the current nine-month period also included $51.3 million of income from a distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan is authorized to sell a generic version of Lexapro and we receive a portion of the profits from those sales. Year-to-date income included a change in estimate of $13 million related to revenue from the distribution agreement with Mylan.  In mid-September, the 180 day Hatch-Waxman period for Lexapro for the first filing generic manufacturer ended, opening the way for full generic competition.

Cost of sales as a percentage of net sales was 22.6% for both the current and prior year quarter.  For the nine-month periods ended December 31, 2012 and 2011, cost of sales as a percentage of net sales was 22.2% and 23.0%, respectively.  Cost of sales includes royalties in respect of our products.  In the case of our principal products subject to royalties, which includes Namenda, these royalties are in the range of 15 to 25%.

Selling, general and administrative expense (SG&A) increased to $428.4 million for the current quarter as compared to $396.1 million for the same period last year.  SG&A increased to $1,185.6 million for the nine-month period ended December 31, 2012 as compared to $1,142.8 million for the same period last year.  The current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products: Teflaro, Viibryd, Daliresp, Tudorza, and Linzess.

Research and development expense (R&D) increased to $325.3 million and $723.3 million in the current three and nine-month periods, respectively, as compared to $191.3 million and $583.0 million in the same periods last year.  R&D included upfront licensing agreement payments of $76.0 million and milestone payments of $44.5 million for both the three and nine-month periods ended December 31, 2012.  During the quarter ended December 31, 2012, we made an upfront payment of $65.0 million to Adamas for the development and commercialization of a fixed dosed combination (FDC) of Namenda XRTM (memantine HCI extended release) and donepezil HCI which will be a daily therapy for the treatment of moderate and severe dementia of Alzheimer’s.  The prior year quarter included $24.6 million of product development milestone payments.   The prior year nine-month period included a $40.0 million upfront payment to Blue Ash Therapeutics, LLC (Blue Ash) for rights to azimilide and $54.6 million of product development milestone payments.  Excluding milestone and upfront payments, for the three and nine-month periods ended December 31, 2012, R&D increased by $38.1 million and $114.4 million, respectively, compared to the prior year.

Research and development expense is comprised of third party development costs, internal and other development costs and milestone and upfront charges.  For the three and nine-month periods ended December 31, 2012 and 2011, research and development expense by category was as follows:

	Three months ended		Nine months ended
(In thousands)	December 31,		December 31,
	2012	2011	2012	2011
Category
Third party development costs	$114,600	$79,725	$335,347	$248,142
Internal and other development costs	90,221	86,960	267,479	240,317
Milestone and upfront charges	120,469	24,584	120,469	94,584
Total research and development expense	$325,290	$191,269	$723,295	$583,043

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In the three and nine-month periods ended December 31, 2012, these costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, cariprazine and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.  Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.

Research and development expense reflects the following:

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam and amended the Company’s prior agreement with Novexel S.A.  Pursuant to this amended agreement, the Company acquired full worldwide rights to the ceftaroline/avibactam combination while simultaneously out-licensing rights to this combination outside the United States, Canada and Japan to AstraZeneca.  We also acquired co-development and exclusive commercialization rights in the United States and Canada to all other products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftaroline (Teflaro) and ceftazidime.  Ceftazidime is a cephalosporin antibiotic having a different spectrum of activity compared to ceftaroline.  The ceftaroline/avibactam combination is currently being studied in Phase II clinical trials conducted by Forest.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012 which are currently ongoing.  We plan to start Phase III trials of ceftaroline avibactam in skin infections in calendar year 2013.

•
In January 2011, we reported positive results from two Phase II(b) dose-ranging studies comparing fixed-dose combinations of aclidinium (Tudorza), a novel long-acting muscarinic antagonist developed as an inhaled therapy for the treatment of COPD and the long-acting beta-agonist formoterol to aclidinium alone, formoterol alone and placebo administered BID (twice-daily) in patients with moderate to severe COPD.  Both studies showed statistically significant differences for the fixed-dose combination on the primary endpoint versus placebo.  The fixed-dose combinations also provided a numerically higher bronchodilation effect compared to aclidinium alone and formoterol alone.  Phase III studies with the fixed-dose combination commenced in September 2011 and we anticipate top-line results from the trials during the first half of calendar 2013.  We and our licensing partner Almirall received marketing approval for Tudorza Pressair for the long-term maintenance treatment of bronchospasm associated with COPD, including chronic bronchitis and emphysema, in July 2012.   We anticipate results from the Phase III trials during the second quarter of calendar year 2013 and assuming positive results, will submit the NDA in first quarter of calendar year 2014.

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran (F2695) in the United States and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Treatment with levomilnacipran significantly reduced depression symptoms in patients with MDD compared to placebo, as measured by Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  Based on the overall success of the development program, the Company and Pierre Fabre Médicament filed an NDA for levomilnacipran with the FDA in September 2012 and the Prescription Drug User Fee Act (PDUFA) target action date is expected to occur during the third quarter of calendar 2013.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  In February, we also reported the results of two Phase III studies of cariprazine in patients with schizophrenia showing that cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  In November 2012, we filed an NDA for cariprazine for those two indications and the PDUFA target action date is expected to occur during the fourth calendar quarter of 2013.  Cariprazine is in Phase II development for bipolar depression and as an adjunct treatment for MDD.  We expect to report the top-line results of these Phase II studies near the end of calendar 2013 and mid-2014.

•
A Phase III clinical trial is underway to study a fixed-dose combination of Bystolic, our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker (ARB) valsartan for the treatment of patients with hypertension. In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,750 patients to evaluate the safety and efficacy of Bystolic and valsartan patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study in the second quarter of calendar 2013.

•
In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of GRT 6005 (cebranopadol) and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain conditions.  Cebranopadol and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  Cebranopadol has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

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

•	In November 2012, we entered into an agreement with Adamas for the development and commercialization of an FDC of Namenda XR (memantine HCI extended release) and donepezil HCI which will be a once a day daily therapy for the treatment of moderate to severe dementia of Alzheimer’s. Based on the development plan agreed to by Adamas and the FDA, the FDC is expected to launch in calendar year 2015 following FDA approval.

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

Our effective tax rate was 16.6% and (2.5%) for the three and nine-month periods ended December 31, 2012, as compared to 22.5% and 23.2% for the same periods last year.  The decrease in the current three and nine-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction, the expiration of the U.S. Research and Experimentation Tax Credit as of December 31, 2011 (subsequently reinstated on January 2, 2013 retroactive to January 1, 2012), the Adamas license agreement, and various other tax matters.

Inflation has not had a material effect on our operations for the periods presented.

Non-GAAP Income and Non-GAAP EPS

Forest provides non-GAAP income and EPS financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specific items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

(In thousands, except earnings per share amounts)
	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Reported Net income (loss):	$(153,608)	$278,436	$(77,546)	$786,386
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	9,473	4,769	27,257	14,307
Recorded in Selling, general and administrative	10,991	6,070	32,895	15,177
Upfront payment to Adamas	65,000	--	65,000	--
Licensing payment to Blue Ash for azimilide	--	--	--	40,000
Other licensing agreement payments	11,000	--	11,000	--
Adjusted Non-GAAP earnings/(losses):	$(57,144)	$289,275	$58,606	$855,870

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Reported Diluted earnings/(loss) per share:	$(0.58)	$1.04	$(0.29)	$2.85
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	0.04	0.02	0.10	0.05
Recorded in Selling, general and administrative	0.04	0.02	0.12	0.06
Upfront payment to Adamas	0.24	--	0.24	--
Licensing payment to Blue Ash for azimilide	--	--	--	0.14
Other licensing agreement payments	0.04	--	0.04	--
Rounding	0.01	--	0.01	--
Adjusted Non-GAAP earnings/(losses) per share:	$(0.21)	$1.08	$0.22	$3.10

Off-Balance Sheet Arrangements

At December 31, 2012, the Company had no off-balance sheet arrangements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period’s sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $54.7 million at December 31, 2012 and $70.3 million at March 31, 2012.  Commercial discounts and other rebate accruals were $213.6 million at December 31, 2012 and $147.2 million at March 31, 2012.  Accruals for chargebacks, discounts and returns were $62.4 million and $53.0 million at December 31, 2012 and March 31, 2012, respectively.  These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued expenses.

The following table summarizes the activity for the nine-month periods in the accounts related to accrued rebates, sales returns and discounts (in thousands):

	December 31, 2012	December 31, 2011

Beginning balance	$270,505	$330,998

Provision for rebates	503,985	681,391
Settlements	(453,882)	(591,543)
	50,103	89,848

Provision for returns	16,572	12,919
Settlements	(11,469)	(9,785)
	5,103	3,134

Provision for chargebacks and discounts	259,176	301,592
Settlements	(254,222)	(296,099)
	4,954	5,493

Ending balance	$330,665	$429,473

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

Collaborative Arrangements

The Company accounts for collaboration agreements pursuant to which payments to and receipts from our collaboration partners are presented in our Consolidated Statement of Income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance.

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

Part II - Other Information

Item 1.  Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the 2012 10-K) and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012.

In July 2011, three derivative actions were brought against the Company’s directors.  Two actions were filed in the U.S. District Court for the Southern District of New York under the captions Sanjay Israni, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Israni action) and Robert Greenbaum, derivatively, Plaintiff vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Greenbaum action).  The third action was filed in New York State Supreme Court under the caption John Hawley Trust, on behalf of itself and all others similarly situated and derivatively, vs. Howard Solomon et al., Defendants and Forest Laboratories, Inc., Nominal Defendant (the Hawley action).  These actions allege that the Company’s directors breached their fiduciary duties to the Company by, among other things, making false and misleading statements about Forest’s Executive Compensation Program, providing excessive compensation to Howard Solomon, and by supporting Howard Solomon against potential exclusion by the Office of Inspector General, Department of Health and Human Services (OIG).  The actions also allege that Mr. Solomon has been unjustly enriched through his compensation arrangements with the Company.  The Hawley action also alleged that Forest’s board caused the Company to file false and misleading proxy statements regarding its 2011 Annual Meeting, but those claims were withdrawn after Forest made certain supplemental disclosures.  On October 8, 2012, the parties executed a Stipulation of Settlement.  Without admitting any wrongdoing, the Stipulation provides for the implementation of certain corporate governance measures, including measures related to conflicts of interest regarding Board discussions, compensation consultants, and executive compensation policy, as well as the payment of certain agreed legal fees of the plaintiffs.  The Stipulation does not require any other payment by the Company.  On January 9, 2013, the New York State Supreme Court approved the Stipulation and dismissed the Hawley action.  Under the Stipulation, since the Hawley action was dismissed, the plaintiffs in the Israni and Greenbaum actions filed a voluntary dismissal with prejudice, which the court entered on January 17, 2013.  These matters are now closed.

In March 2012, the Company and Janssen, its licensor for Bystolic®, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration (FDA) seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 17, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned In re Nebivolol (‘040) Patent Litigation. Fact discovery is scheduled to be completed by April 9, 2013, and expert discovery is scheduled to be completed by September 6, 2013.  A claim construction hearing is scheduled for May 10, 2013. No trial dates have been set.  On August 30, 2012, Judge Bucklo denied as premature certain defendants motion for summary judgment of non-infringement.

The Company has entered into settlement agreements with four of the six defendant groups in such patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd. and Indchemie Health Specialties Pvt. Ltd. (November 2012); and Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012) (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.  These settlement agreements do not settle the Company’s patent infringement litigations against the other generic manufacturers that are also part of  In re Nebivolol (‘040) Patent Litigation.

In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom allege that they are current or former Company Sales Representatives or Specialty Sales Representatives.  The action is a putative class and collective action, and the amended complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and collective action claims under the Equal Pay Act.  The proposed Title VII class includes all current and former female Sales Representatives employed by the Company throughout the United States from 2008 to the date of judgment, and also includes a sub-class of all current and former female Sales Representatives who have been, are, or will be pregnant during their employment by the Company throughout the United States from 2008 to the date of judgment.  The proposed Equal Pay Act collective action includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The amended complaint also includes non-class claims on behalf of certain of the named plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  The Company has until February 1, 2013 to respond to the amended complaint.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date. Since the beginning of fiscal 2011, we have repurchased a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  As of December 31, 2012, through these ASR agreements, we have received a total of 41.3 million shares: 16.9 million during fiscal 2011 (5.7 million under the 2007 Repurchase Program and 11.2 million under the 2010 Repurchase Program), 21.5 million during fiscal 2012 (all under the 2010 Repurchase Program), and 2.9 million (all under the 2010 Repurchase Program) during fiscal 2013 which included an additional 1.7 million shares upon final settlement of the June 2011 ASR (for a total of 13.5 million shares at an average price of $37.04) and 1.2 million shares upon final settlement of the August 2011 ASR (for a total of 10.9 million shares at an average price of $32.07).  As of February 6, 2013 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase programs, and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements.

Item 6.	Exhibits

	Exhibit 10.1*	License, Development, Commercialisation and Cooperation Agreement, dated as of April 7, 2006 and as amended to date, by and between Almirall Prodesfarma, S.A. and Forest Laboratories Holdings Limited.

Exhibit 10.2*
Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-163275) of Ironwood Pharmaceuticals, Inc. filed February 2, 2010

Exhibit 10.3
Amendment No. 1 dated October 19, 2012 to the Credit Agreement dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 23, 2012.

Exhibit 10.4
Credit Agreement, dated December 4, 2012, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, Forest Laboratories Canada Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed December 7, 2012.

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

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 7, 2013

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer