Form 10-K
period 2013-03-31
FOREST LABORATORIES INC
filed 2013-05-23
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012 was $9,375,131,945.

Number of shares outstanding of the registrant's Common Stock as of May 22, 2013: 266,669,865.

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2013 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2013 have been incorporated by reference into Parts II and IV of this Form 10-K.
_________________

(Quick Links)
PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. MINE SAFTETY DISCLOSURES
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
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT 10.14
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

Item 1.  Business

General

Forest Laboratories, Inc. and its subsidiaries (herein and referred to as “Forest,” “the Company,” “we,” or “us”) develop, manufacture and sell branded forms of ethical drug products most of which require a physician's prescription.  Our most important products in the United States (U.S.) are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drugs which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with licensing partners.

Our products include those developed by us, those developed in conjunction with our partners and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

We are a Delaware corporation organized in 1956, our principal executive offices are located at 909 Third Avenue, New York, New York 10022 (telephone number (212) 421-7850) and our corporate website address is http://www.frx.com.  We make all electronic filings with the Securities and Exchange Commission (SEC), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports available on our corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting U.S. Food and Drug Administration (FDA) approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, challenges to our intellectual property, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products and the uncertainty and timing of the development and launch of new pharmaceutical products.  This report contains forward-looking statements that are based on Management’s current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and past results.  No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  Forest undertakes no obligation to publicly revise forward-looking statements in light of subsequent events or developments, and given the risks and uncertainties associated with them, readers are cautioned not to place undue reliance upon them.

Developments

The following is a summary of selected key developments during the fiscal year ended March 31, 2013, that affected or will affect our business, including developments regarding our marketed products and products in various stages of development.

Linzess TM:  In August 2012, we and our partner Ironwood Pharmaceuticals, Inc. (Ironwood) received FDA approval for Linzess (linaclotide) as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (IBS-C) or chronic idiopathic constipation (CIC).   Linzess is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for IBS-C and CIC.  Linzess is administered orally but acts locally in the intestine with no measurable systemic exposure at therapeutic doses and is intended for once-daily administration.  Pursuant to our collaboration agreement with Ironwood, we paid Ironwood $85 million upon FDA approval.  Linzess was formally launched, and became available to patients in the U.S., in December 2012 and achieved sales of $23.7 million in fiscal 2013.

Under the terms of the agreement, we and Ironwood share equally all profits and losses from the development and commercialization of linaclotide in the U.S.  In addition, we obtained exclusive rights to the linaclotide license in Canada and Mexico, for which we will pay Ironwood royalties based on net sales, subject to receiving regulatory approval.

Linzess has been granted five years of Hatch-Waxman exclusivity that extends to 2017. Linzess is also protected by U.S. composition-of-matter and method-of-use patents that expire in 2024. A request for patent term extension (PTE) has been submitted to extend a composition-of-matter patent to 2026.

IBS-C is a chronic functional gastrointestinal disorder that affects 13 million people in the U.S.  IBS-C is characterized by recurring abdominal pain or discomfort, constipation, and bowel symptoms including hard or lumpy stools in more than 25% of bowel movements, and soft or watery stools in less than 25% of bowel movements. IBS-C can have an impact on daily living.  There are currently few available therapies to treat this disorder.

As many as 35 million Americans suffer from symptoms associated with CIC.  Patients with CIC often experience infrequent bowel movements (less than three times per week) for at least three months, a sensation of incomplete evacuation, and hard stools.

Tudorza TM Pressair TM:  In July 2012, we and our partner Almirall, S.A. (Almirall) received FDA approval for Tudorza Pressair (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD). Tudorza was formally launched in December 2012 and achieved sales of $23.0 million in fiscal 2013.

                    Tudorza is administered to patients using a novel state-of-the-art multi-dose dry powder inhaler.  This inhaler was designed with a feedback system which, through a ‘colored control window’ and an audible click, helps confirm that the patient has inhaled correctly.  It contains multiple doses of Tudorza, includes a visible dose-level indicator, and also incorporates safety features such as an anti-double dosing mechanism and an end-of-dose lock-out system to prevent use of an empty inhaler.

We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, a pharmaceutical company headquartered in Barcelona, Spain.  We will be responsible for sales and marketing of Tudorza in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future, while retaining commercialization rights for the rest of the world.  Under the terms of the agreement, we paid Almirall $40 million upon FDA approval and will pay Almirall royalties on Tudorza sales.

Tudorza has been granted five years of Hatch-Waxman exclusivity that extends to 2017. Tudorza is also protected by U.S. composition-of-matter patents that expire in 2020. A request for PTE has been submitted to extend a composition-of-matter patent to 2025.  In addition, there are four issued U.S. patents directed to the inhaler device.

     Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we commenced the development of a fixed dose combination (FDC) of aclidinium and the long acting beta-agonist formoterol for the treatment of COPD.  In the second quarter of calendar year 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies and we anticipate filing an NDA in the fourth quarter of calendar year 2013.

Under the terms of the agreement, we will be obligated to pay Almirall future milestone payments if development and commercialization are successfully completed for the FDC.  In addition, we obtained co-promotion rights for aclidinium in Canada, for which we will pay Almirall royalties based on net sales, subject to receiving regulatory approval.

COPD is a common, progressive, and debilitating lung disease which the World Health Organization (WHO) has described as a global epidemic; an estimated 64 million people have COPD worldwide.  More than 3 million people died of this condition in 2005, which is equal to 5 percent of all deaths globally that year.  Total deaths from COPD are projected to increase by more than 30 percent in the next 10 years without interventions to cut risks, particularly exposure to tobacco smoke.

Viibryd®: Through our acquisition of Clinical Data, Inc. (Clinical Data) completed in April 2011, we obtained exclusive worldwide rights to develop and market Viibryd (vilazodone HCl) a selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist developed by Clinical Data for the treatment of adults with major depressive disorder (MDD).  Viibryd was formally launched in the U.S. in August 2011 and sales of Viibryd totaled $162.5 million in fiscal 2013.

The exclusive worldwide rights to develop and market Viibryd are licensed from Merck KGaA (Merck). Viibryd has been granted five years of Hatch-Waxman exclusivity that extends to 2016. Viibryd is also protected by a U.S. composition-of-matter patent that expires in 2014. A request for PTE has been submitted to extend the composition-of-matter patent to 2019. In addition, there are issued U.S. patents directed to polymorphic forms of Viibryd that extend to 2022.

       MDD is a serious medical condition requiring treatment, which affects more than 15 million adults in the U.S. annually or approximately 6.5% of the adult U.S. population.  A person diagnosed with MDD exhibits a combination of symptoms that interfere with one’s ability to work, sleep, study, eat and enjoy once-pleasurable activities.

Daliresp®:  In February 2011, we received approval from the FDA for the marketing of Daliresp (roflumilast).  Daliresp is a novel first-in-class, once-daily, orally administered, selective phosphodiesterase-4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of COPD exacerbations in patients with severe COPD.  Daliresp was launched in August 2011 and recorded sales of $77.9 million in fiscal 2013.

While the specific mechanism by which Daliresp exerts its therapeutic action in COPD patients is not well defined, it is thought to be related to the effects of increased intracellular cyclic adenosine monophosphate in lung cells.  Daliresp is the first oral treatment for COPD patients to reduce the risk of exacerbations.  Other treatments for COPD patients include the use of bronchodilators alone and in combination with inhaled corticosteroids.

We licensed the exclusive U.S. rights to Daliresp from Nycomed.  Pursuant to our agreement with Nycomed we are obligated to pay Nycomed royalties on Daliresp sales.  In addition to five years of Hatch-Waxman exclusivity that expires in 2016, Daliresp is also protected by a U.S. composition-of-matter patent that expires in 2015.  A request for PTE has been submitted to extend the composition-of-matter patent to 2020.

Teflaro®:  In October 2010, we received marketing approval from the FDA for Teflaro (ceftaroline fosamil) for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus (MRSA).  Teflaro is a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria and common Gram-negative bacteria.  Teflaro achieved sales of $44.0 million in fiscal 2013.  Teflaro is a member of the cephalosporin class of antibiotics, the most frequently prescribed class of antibiotics in the world.

The worldwide rights (excluding Japan) to Teflaro are in-licensed on an exclusive basis from Takeda Pharmaceutical Company Limited (Takeda).  In addition to five years of Hatch-Waxman exclusivity that extends to 2015, Teflaro is covered by U.S. composition-of-matter patents that expire in 2018 and 2021.  A request for PTE has been submitted to extend one composition-of-matter patent to 2022.  In addition, Teflaro is protected by a composition patent that expires in 2031.

In August 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which AstraZeneca will co-develop and commercialize Teflaro worldwide, excluding the U.S., Canada and Japan.  Under the terms of the agreement AstraZeneca is obligated to pay us royalties based on sales of Teflaro.  AstraZeneca received regulatory approval in certain European countries, as well as Australia, Chile, and Singapore for Teflaro (under the trade name Zinforo TM) during fiscal 2013 and we have begun to receive royalties on sales of the product in those territories.

Bystolic®:  Bystolic (nebivolol), our beta-1 selective beta-blocker with vasodilating properties, achieved sales of $455.1 million in fiscal 2013 and according to data published by IMS Health Inc.(IMS), as of April 30, 2013, Bystolic’s market share was  4.3% of total prescriptions in the beta-blocker category.  Like other beta-blockers, Bystolic decreases heart rate and myocardial contractility.

A Phase III clinical trial is underway to study an FDC of Bystolic and the market’s leading angiotensin II receptor blocker, valsartan, for the treatment of patients with hypertension. In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,700 patients to evaluate the safety and efficacy of Bystolic and valsartan in patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study in the second quarter of calendar 2013.

We licensed exclusive U.S. and Canadian rights to Bystolic from Mylan Inc. (Mylan).  Mylan licensed the U.S. and Canadian rights to Bystolic from Janssen Pharmaceutica N.V. (Janssen) and obtained Janssen’s consent to sub-license Bystolic to us in those territories.  In February 2008, we amended our license agreement with Mylan to terminate Mylan’s further commercial rights for Bystolic in the U.S. and Canada and to reduce future payment obligations to Mylan.  Pursuant to the amendment, we made a one-time cash payment of $370 million to Mylan and were obligated to pay Mylan its original contractual royalties for a period of three years, which ended in calendar 2010, at which time our royalty rate was substantially reduced.  In March 2012, we entered into an agreement with Janssen, under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic, thereby eliminating all future royalties.  Under the terms of the agreement, we made a one-time cash payment of $357 million to Janssen, and Janssen assigned to us all U.S. patents and other U.S. and Canadian know-how covering Bystolic.  Bystolic is protected by a U.S. pharmaceutical composition of matter patent that expires in 2015, with a PTE to 2021.  Bystolic was launched in Canada in April 2013.

In February 2012, we and Janssen received notification from several companies that they had filed Abbreviated New Drug Applications (ANDAs) with Paragraph IV certifications seeking approval to market generic versions of Bystolic before the expiration of U.S. Patent No. 6,545,040 (the ‘040 patent).  In March 2012, we and Janssen jointly filed lawsuits in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Northern District of Illinois against these companies for infringement of the ‘040 patent which expires in 2021.  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  The Company has entered into settlement agreements with four of the six defendant groups.  The terms of the settlement agreements are subject to review of the settlement terms by the U.S. Federal Trade Commission.  For additional information, refer to Item 3, Legal Proceedings.

Namenda®:  Namenda (memantine HCl), our moderate-affinity, uncompetitive N-methyl-D-aspartate (NMDA) receptor agonist for the treatment of moderate to severe dementia of the Alzheimer’s type achieved sales of $1.5 billion during fiscal 2013 and, according to data published by IMS, as of April 30, 2012, Namenda achieved a 36% share of total prescriptions in the Alzheimer’s market.

We licensed the exclusive rights to develop and market Namenda in the U.S. from Merz GmbH & Co. of Germany, the originator of the product.  Namenda is protected by a U.S. method-of-use patent that expires in April 2015.  Several generic manufacturers challenged our patent and per the terms of the settlement agreements, a number of generic manufacturers have licenses to launch generic versions of Namenda beginning January 2015.

Namenda XR™: In June 2010, Namenda XR (memantine HCl extended release) was approved by the FDA for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR is a 28mg once-daily, extended-release formulation of Namenda.  We plan to launch the product in the mid-calendar year of 2013, to assure the continued success of the franchise.

       Namenda XR was granted three years of Hatch-Waxman exclusivity which extended to 2013 and is protected by the method-of-use patent that covers Namenda. In addition, Namenda XR is protected by a U.S. method-of-use patent that relates to the extended release formulation that expires in 2029.

       In November 2012, we entered into an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of an FDC of Namenda XR and donepezil HCl which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  Pursuant to the agreement, the Company made an upfront payment of $65 million during the quarter ended December 31, 2012 which was recorded in Research and development (R&D) expense.  The Company may be obligated to pay up to $95 million in future milestones if development and commercialization efforts are successful.  The Company will have exclusive commercialization rights for this FDC in the U.S.

Savella®:  Savella (milnacipran HCl) our selective serotonin and norepinephrine inhibitor (SNRI) for the management of fibromyalgia achieved sales of $104.6 million in fiscal 2013. Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function.

We licensed the U.S. and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (Cypress).  Pursuant to our agreement, we are obligated to pay Cypress royalties based on net sales of Savella.  In addition to five years of Hatch-Waxman exclusivity that expires in 2014, Savella is protected by a method-of-use patent that expires in 2023, with PTE, and two method-of-use patents that expire 2021.  In addition, Savella is protected by a U.S. method-of-use patent relating to the required dosing schedule that expires in 2029.

European Cystic Fibrosis Franchise:  In February 2012, we were granted European Medicines Agency approval to market Colobreathe®.  Colobreathe is a novel dry powder inhaler developed by Forest containing colistin, indicated for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in cystic fibrosis patients aged 6 years and older.  We began marketing Colobreathe in April 2013.

In December 2010, we entered into an agreement with Grünenthal GmbH (Grünenthal) pursuant to which we acquired all rights held by Grünenthal for colistin and reacquired all rights previously licensed by us to Grünenthal for Colobreathe  for $100 million.  Colistin is an antibiotic used to treat the principal bacterial infections in cystic fibrosis patients and is currently marketed by Forest in a nebulized presentation in the United Kingdom and Ireland as Colomycin®.   Total sales of Colistin and Colomycin were $44.4 million in fiscal 2013.  This transaction and the approval to market Colobreathe in Europe enable us to expand our European cystic fibrosis franchise and become a major distributor of colistin in Europe.

Canada:  We have established a wholly-owned Canadian subsidiary, which is responsible for the registration and commercialization of our products in Canada.  Health Canada granted approval for Bystolic in December 2012 and the product was launched in April 2013. We plan on submitting regulatory filings for additional products in the coming year.

moksha8: In October 2012, we entered into an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd and potentially other Forest products, in Latin America.  We will provide financing in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals.  At the end of this two-year period, we will have the option to acquire moksha8 at a fixed price and the moksha8 shareholders will have the ability to put to us all the interests of moksha8 at a fixed price, subject to the achievement of certain performance criteria.

Levomilnacipran:  In September 2012, we submitted to the FDA an NDA for levomilnacipran, an SNRI for the treatment of MDD in adults.   The Prescription Drug User Fee Act (PDUFA) target action date is expected to occur during the third quarter of calendar 2013.

In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Following a 1-week single-blind placebo run-in period, 568 men and women, 18-75 years of age, were randomized to receive either levomilnacipran 40mg or 80mg once-daily or placebo for eight weeks.  This was followed by an additional 1-week double-blind down-taper period.  All patients participating in the study met the criteria for recurrent MDD as defined by the DSM-IV-TR, and had a minimum score of 26 on the Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  The average baseline score among participating patients was 31 on the MADRS-CR.  Levomilnacipran was generally well-tolerated in this study.  The development program for levomilnacipran included two additional Phase III studies that demonstrated statistically significant improvement over placebo.  In another Phase III study, levomilnacipran consistently demonstrated improvement relative to placebo over the course of the trial, however, the overall difference observed between the drug-treated and the placebo-treated patients was not statistically significant.

We are a party to a 2008 collaboration agreement with Pierre Fabre Médicament (Pierre Fabre) for the development and commercialization of levomilnacipran in the U.S. and Canada.  Under the terms of our agreement, we will be obligated to pay Pierre Fabre future milestone payments upon successful development of levomilnacipran.  We have assumed responsibility for the clinical development and commercialization of levomilnacipran in the U.S. and Canada, while Pierre Fabre funded all pre-clinical development and will also fund all drug substance manufacturing activities.

Levomilnacipran is an enantiomer of milnacipran and is covered by a U.S. method-of-use patent that expires in 2023, without PTE.  We also anticipate that under the FDA Amendments Acts of 2007 (FDAAA), levomilnacipran should be granted five years of Hatch-Waxman exclusivity upon approval.

Cariprazine:In November 2012, we submitted to the FDA an NDA for cariprazine, an atypical antipsychotic, for the treatment of schizophrenia and acute mania associated with bipolar depression.  The PDUFA target action date is expected to occur during the fourth calendar quarter of 2013.

In February 2012, we reported positive top-line results from two Phase III studies of cariprazine for the treatment of acute exacerbation of schizophrenia.  For the primary endpoint in each study, the Positive And Negative Syndrome Scale (PANSS), the data showed that cariprazine-treated patients experienced significant symptom improvement compared to placebo-treated patients.  All doses showed statistically significant separation from placebo starting at week 2 and at each subsequent time point with the higher dose showing separation as early as week 1 of treatment.  The results of these two studies were consistent with the results of a previously completed placebo-controlled Phase IIb fixed-dose study in this population.

During fiscal year 2012, we also reported the results of two Phase III studies of cariprazine conducted with patients with acute mania associated with bipolar disorder.  The primary endpoint of each study was the Young Mania Rating Scale (YMRS).  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant improvements in symptoms compared to placebo-treated patients, These significant improvements took place as early as day four of treatment in the first study, as early as day five of treatment in the second study, and at each subsequent time point studied.

Cariprazine is licensed through a collaboration and license agreement with Gedeon Richter Plc. (Richter), based in Budapest, Hungary.  Our license grants us exclusive development and commercialization rights to cariprazine and its related compounds in the U.S. and Canada.  We collaborate with Richter in product development and jointly fund such development activities.  Cariprazine is an oral D2/D3 partial agonist being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.

Under the terms of the agreement with Richter, we will be obligated to pay future milestone payments if development and commercialization are successfully completed.  We will also be obligated to pay Richter a royalty based on net sales of the product.

In addition to five years of Hatch-Waxman exclusivity which we anticipate would be granted upon approval, cariprazine is protected by a U.S. composition-of-matter patent that expires in 2027, without PTE.  Cariprazine is also protected by an issued U.S. patent directed to polymorphic forms that expires in 2028.

Avibactam:In December 2009, we entered into an agreement with AstraZeneca to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam and ceftaroline/avibactam combinations.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic, and the ceftaroline /avibactam program is currently under review.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012, which are currently ongoing.

Under the terms of the agreement, we will be obligated to pay half of certain future milestones if development is successfully completed.

Avibactam inhibits several classes of bacterial enzymes called beta-lactamases that break down and inactivate beta-lactam antibiotics (in particular penicillins and cephalosporins) making the pathogens producing these enzymes resistant to these antibiotics.  Beta-lactamase inhibition represents a mechanism for counteracting this resistance and enhancing the broad-spectrum activity of beta-lactam antibiotics.  The ceftazidime/avibactam combination product we expect will receive three years of Hatch-Waxman exclusivity upon approval.  In addition, avibactam is protected by a U.S. composition-of-matter patent that expires in 2022, without PTE.  Avibactam is also protected by an issued U.S. patent directed to combinations with an antibiotic that expires in 2026.

Cebranopadol: In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of cebranopadol (GRT 6005) and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain conditions.

Cebranopadol and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  Cebranopadol has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies. Both compounds are covered by a U.S. composition of matter patent that expires in November 2023, subject to possible PTE.

Under the terms of the agreement, we made an upfront payment to Grünenthal of $66.1 million, and may be obligated to pay additional development and commercialization milestones as well as royalties on net sales of the product.  Pursuant to the agreement, we have exclusive rights in the U.S. and Canada with an option to co-promote in Europe.  Grünenthal has an option to co-promote in the U.S. and Canada.

Development Program Review: From time to time, the Company performs a review of all developmental projects and re-evaluates our development priorities based on the regulatory and commercial prospects of the products in development.  We consider the commercial potential of the products as well as the development and commercialization costs necessary to achieve approval and successful launch.    In addition, we also perform a review of our current projects in light of our development priorities.  In certain situations we may discontinue a development program based on these reviews.

As a result of this review, during fiscal 2013, in light of development priorities the Company made the decision to terminate the partnership with TransTech Pharma, Inc. for the development and commercialization of TTP399.

Senior Management

On May 22, 2013, Howard Solomon, the President and Chief Executive Officer of the Company, advised the Board of Directors of his decision to retire from such positions effective December 31, 2013, and entered into a letter agreement with the Company pursuant to which he agreed to continue to serve as President and Chief Executive Officer until December 31, 2013 or, if later, the appointment of his successor as Chief Executive Officer.  Mr. Solomon continues as a Director and Chairman of the Company’s Board of Directors and will become a Senior Advisor to the Company following the effective date of his resignation as President and Chief Executive Officer.

Acquisitions

    On April 13, 2011, the Company acquired Clinical Data, a specialty pharmaceutical company, for aggregate consideration of $1.3 billion which the Company financed with existing cash. The Company fully integrated the operations of Clinical Data into its existing structure.  As a result of our acquisition, we obtained a license agreement with Merck under which we have the exclusive worldwide rights to develop and market Viibryd, an antidepressant developed by Clinical Data for the treatment of adults with MDD.

Share Repurchase Program

On May 18, 2010, our Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.

As of March 31, 2013, we have repurchased a total of 35.6 million shares under the 2010 Share Repurchase Program; 11.2 million during fiscal 2011, 21.5 million during fiscal 2012 and 2.9 million during fiscal 2013.

As of May 22, 2013, 14.4 million shares were remaining authorized for repurchase under the 2010 Share Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase transactions.

Principal Products

We actively promote in the U.S. those branded products which we believe have the most patient benefit and potential for growth, and which enable our salesforces to concentrate on groups of physicians who are high prescribers of our products.  Such products include:  Namenda, our NMDA antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type; Bystolic, our beta-blocker for the treatment of hypertension;  Linzess, a guanylate cyclase type-C receptor agonist for the once-daily treatment for men and women suffering from IBS-C or CIC;  Tudorza, our long-acting antimuscarinic agent for the long-term maintenance treatment of bronchospasm associated with COPD, including chronic bronchitis and emphysema;  Viibryd, an SSRI and a 5-HT1A receptor partial agonist for the treatment of adults with MDD;  Daliresp, our PDE4 inhibitor as a treatment to reduce the risk of COPD exacerbations in patients with severe COPD;  Savella, our SNRI for the management of fibromyalgia; and Teflaro, a broad-spectrum, hospital-based injectable cephalosporin antibiotic for the treatment of adults with skin and skin structure infections and community-acquired bacterial pneumonia.

The following products accounted for 10% or more of consolidated net sales during one or more of the three most recent fiscal years:

Product	2013	2012	2011
Namenda	52%	32%	30%
Bystolic	16%	8%	6%
Lexapro	7%	49%	55%

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

Prior to March 30, 2012, Bystolic was marketed under a sublicense agreement between Forest and Mylan Inc. (Mylan), which in turn licensed rights to Bystolic from Janssen Pharmaceutica N.V. (Janssen). As described above under the heading Developments, we amended our license agreement with Mylan in February 2008 to terminate Mylan’s further commercial rights for Bystolic in the U.S. and Canada, and on March 30, 2012, we entered into a sale and transfer agreement with Janssen under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic, thereby eliminating all future royalties to Janssen, in exchange for a one-time cash payment of $357 million. A copy of the Janssen sale and transfer agreement has been filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2012.

Lexapro was developed and is marketed under agreements with H. Lundbeck A/S (Lundbeck) entered into in 1998 (collectively, the Lundbeck License), but ceased being one of our principal products following its loss of patent exclusivity in March 2012. The Lexapro license agreement and related license and supply agreement have been filed as Exhibits 10.17 and 10.18, respectively, to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002.

Marketing

The Company sells its pharmaceutical products primarily to drug wholesalers and retailers, who distribute our products to hospitals, government agencies and other institutions.  Our subsidiaries market our products through our salesforces directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  Our salesforces consist of approximately 3,100 personnel, 3,000 domestic and 100 international.  Select products are sold elsewhere through independent distributors.

Competition

The pharmaceutical industry is highly competitive as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies.  There are numerous companies in the U.S. and abroad engaged in the manufacture and sale of both proprietary and generic drugs, both of which we sell. Many of our competitors in this industry have substantially greater financial resources than we do.  We also face competition for the acquisition or licensing of new product opportunities from other companies.  In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services.  Such organizations negotiate with pharmaceutical manufacturers for highly competitive prices for pharmaceutical products in equivalent therapeutic categories, including certain of our principal promoted products.  Failure to be included or to have a preferred position in a managed care organization’s drug formulary could result in decreased prescriptions of a manufacturer’s products.

Another competitive challenge we face is from generic pharmaceutical manufacturers.  Upon the expiration or loss of patent protection for a product, we may lose a major portion of sales of such product in a very short period.  Generic pharmaceutical manufacturers also challenge product patents before their expiry.  Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our novel products to the medical community.  In addition, the FDA approval process generally exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product.  This means that generic competitors can market a competing version of our product after the expiration or loss of our patent protection and charge much less for their product.  In addition, many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid.  Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs unless the prescribing physician expressly forbids it.

Government Regulation

The pharmaceutical industry is subject to comprehensive government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs.  In the U.S., products which we develop, manufacture or sell are subject to regulation by the FDA, principally under the Federal Food, Drug and Cosmetic Act, as well as by other federal and state agencies.  The FDA regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of new and established drugs, including the monitoring of compliance with good manufacturing practice regulations.  Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions and criminal prosecutions based on practices that violate statutory requirements.  In addition, administrative remedies can involve voluntary recall of products as well as the withdrawal of approval of products in accordance with due process procedures.   Failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages and delays in product manufacturing. Similar regulations exist in most foreign countries in which our products are manufactured or sold.  In many foreign countries, such as the United Kingdom, reimbursement under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain government approval of initial prices and increases if the ultimate consumer is to be eligible for reimbursement for the cost of such products.

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

Two categories of provisions in the law which have a significant impact on Forest are those which will impact rebates paid to public and private payers and those which might impact patient access to pharmaceutical products.  The former category, containing provisions which took effect in 2010, includes an increase in the Medicaid mandatory rebate (from 15.1% to 23.1% for branded pharmaceutical products), provision of Medicaid Fee-for-Service rebates to drugs adjudicated through Medicaid Managed Care Plans, changes in the calculation of certain pricing information reported to the government and extension of favorable government pricing to additional entities.  This category also includes manufacturer rebates to certain patients in the Medicare Part D coverage gap and a non-deductible annual fee payable to the federal government based on a company’s prior calendar year share of branded prescription drug sales to specified government programs, both of which were implemented in 2011.

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

The cost of human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the U.S. and other countries.  In the U.S., most states have enacted generic substitution legislation permitting or requiring a dispensing pharmacist to substitute a different manufacturer’s version of a drug for the one prescribed.  Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products.  In addition, several states have adopted prescription drug benefit programs which supplement Medicaid programs and are seeking discounts or rebates from pharmaceutical manufacturers to subsidize such programs.  Failure to provide such discounts or rebates may lead to restrictions upon the availability of a manufacturer’s products in health programs, including Medicaid, run by such states.  Under the Omnibus Budget Reconciliation Act of 1990 (OBRA), manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement of prescription drugs under state Medicaid plans.  Federal Medicaid reimbursement for drug products of original NDA-holders is denied if less expensive generic versions are available from other manufacturers.  In addition, the Federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid.  The DRG system entitles a healthcare facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products.  Under the PDUFA, the FDA has imposed fees on various aspects of the approval, manufacture and sale of prescription drugs.

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

On February 8, 2013, the final rule known as the Physician Payment Sunshine Act (Sunshine Act) enacted as part of the Affordable Care Act was published.  The Sunshine Act requires manufacturers of pharmaceutical products to report annually to the Secretary of the Department of Health and Human Services all payments or transfers of value made by an entity or party on behalf of the respective entity to physicians, teaching hospitals, and third-parties on behalf of physicians or teaching hospitals.  This final rule requires data collection on all payments and transfers of value to begin on August 1, 2013.

In connection with the finalization of a previously reported settlement resolving all aspects of the investigations led by the U.S. Department of Justice (DOJ) and the U.S. Attorney's Office (USAO) for the District of Massachusetts that began in January 2004 relating to past marketing and sales activities in connection with Celexa®, Lexapro, and Levothroid®, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of Health and Human Services (OIG-HHS) in September 2010.  The CIA requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  Failure to comply with the terms of the CIA could result in substantial penalties and potential exclusion from government health care programs.   Refer to “Item 3. Legal Proceedings” for the discussion of certain government regulations.

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2013	2012	2011
McKesson Drug Company	38%	36%	37%
Cardinal Health, Inc.	29%	30%	32%
AmerisourceBergen Corporation	20%	20%	20%

No other customer accounted for 10% or more of our net sales for the fiscal years presented.

Financial Information about Segments and Geographic Area

The Company and its subsidiaries, which are primarily located in the U.S. and Europe, operate in only one segment.  Data regarding revenues from principal customers, net sales and long-lived assets for each of the last three fiscal years, where applicable, and information concerning the geographic areas in which we operate is presented in “Note 3 – Business operations” in the accompanying “Notes to Consolidated Financial Statements” incorporated by reference herein.

Environmental Standards

We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Raw Materials

The active pharmaceutical ingredients in our principal promoted products, including Namenda, Bystolic, Linzess, Tudorza, Viibryd, Daliresp, Savella and Teflaro are patented or otherwise generally available to us only pursuant to contractual arrangements with our licensing partners.  Other raw materials used by us are purchased in the open market.  We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

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

Research and Development

During the fiscal year ended March 31, 2013, we recorded $963.6 million for R&D expense, as compared to $796.9 million and $715.9 million in the fiscal years ended March 31, 2012 and 2011, respectively.  Included in R&D expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received.  R&D expense for fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  R&D expense for fiscal 2012 included upfront payments of $40 million and $59.6 million in development milestone expenses; R&D expense for fiscal 2011 included upfront payments of $116.1 million and development milestone expenses of $27.2 million.  Other R&D expenditures consist primarily of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

Employees

At March 31, 2013, we employed approximately 5,800 employees.

Patents and Trademarks

Forest seeks to obtain, where possible, patents and trademarks for our products in the U.S. and all countries of major marketing interest to Forest.  We own or have licenses to a substantial number of patents and patent applications.  Several of these patents, which expire during the period 2015 to 2021, are believed to be of material importance in the operation of Forest’s business.  We believe that patents, licenses and trademarks (or related groups of patents, licenses, or trademarks) covering our marketed products are material in relation to our business as a whole.

Product Name	Approved Indication	Date of Last U.S. Patent Exclusivity
Namenda	Treatment of moderate to severe dementia of the Alzheimer’s type	2015
Bystolic	Treatment of hypertension	2021
Viibryd	Treatment of adults with MDD	2022
Savella	Treatment of fibromyalgia	2029
Daliresp	Treatment to reduce the risk of COPD	2020
Teflaro	Treatment of adults with community-acquired bacterial pneumonia	2031
Linzess	Treatment of IBS-C or CIC.	2026
Tudorza	Treatment of bronchospasm	2025

When a product patent expires, the patent holder often loses effective market exclusivity for the product.  This can result in a severe and rapid decline in sales of the formerly patented product, particularly in the U.S.  However, in some cases the innovator company may achieve exclusivity beyond the expiry of the product patent through manufacturing trade secrets, later-expiring patents on methods of use or formulations, or data-based exclusivity that may be available under pharmaceutical regulatory laws.

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

Our Major Products Face Generic Competition Upon Patent Expiration

Forest depends upon patents to provide exclusive marketing rights for products. As product patents expire, we face strong competition from lower priced generic drugs. Loss of patent protection for one of our products typically leads to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to sales, the loss of patent protection can have a material adverse effect on our business, results of operations, financial position, and cash flow.

Listed below are the Company’s significant patent-protected products which, in total, contributed 74% of consolidated net sales for the year ended March 31, 2013.

	For the year ended March 31, 2013
Product	Net Sales	% of Total Net Sales	Date of Last U.S. Patent Exclusivity
(In thousands)
Namenda	1,520,640	52%	2015
Bystolic	455,092	16%	2021
Viibryd	162,511	6%	2022

Our Business Depends on Intellectual Property Protection.

     Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  For example and as disclosed in “Item 3. Legal Proceedings” below and in Note 13 to our Consolidated Financial Statements, we have recently brought actions against certain manufacturers of generic drugs for infringement of the U.S. pharmaceutical composition of matter patent covering Bystolic, two of which remain ongoing.    Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our sales of that product.  Even with patent protection, we may face reduced product sales since generic manufacturers may choose in some cases to launch a generic product “at risk” before the expiration of the applicable patent(s) or before the final resolution of related patent litigation.  Availability of generic substitutes for our drugs may adversely affect our results of operations and cash flows.  In addition, proposals emerge from time to time in the U.S. and other countries for legislation to further encourage the early and rapid approval of generic drugs.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants.  It is possible that these agreements could be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach.  It is also possible that our trade secrets will become known or independently developed by our competitors.

     If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our patents, our results of operations, financial condition and cash flows could suffer.

Our Company has Become Increasingly Dependent on Information Technology.

We are increasingly dependent on information technology systems and infrastructure.  Due to the size and complexity of these systems, any breakdown or unauthorized access to these systems could negatively impact our operations.  Also, confidential information or any privacy breaches by employees could expose trade secrets, personal information, or other sensitive data.  Any of these situations can cause business interruption and adversely affect our business.  We have invested heavily in the protection of our information technology and infrastructure.  We cannot, however, guarantee that our efforts can prevent such breakdown or breaches in our systems.

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

The Growth of Our Business Depends on Our Ability to Retain and Recruit Key Executives and Qualified Personnel.

The success of our commercial, research and development, and external growth objectives is dependent on our ability to retain  and recruit qualified scientific, manufacturing, sales and marketing, and executive personnel.  If we do not actively retain and recruit these personnel, this could adversely impact the Company’s business.

Failure to Implement our Business Strategy Could Impact Our Growth and Profitability.

      While we currently operate primarily in the U.S. and European markets, we expect to continue to expand into other international markets in the future.  In this regard, we have established a wholly-owned Canadian subsidiary and entered into an agreement which includes a put and call option to acquire rights to a privately-held pharmaceutical company which markets products in Latin America.

        There is no assurance that our international expansion strategy will be successful.  International operations are subject to inherent risks that could adversely affect our operating results, including the risk that our marketing strategies will not translate well to other markets, and that we will need to expend resources to adapt those strategies for such new markets; the need to comply with additional foreign laws and regulations to the extent applicable, including restrictions on advertising practices, consumer protection laws, enforcement of intellectual property rights, and restrictions on pricing or discounts; and unexpected changes in international regulatory requirements and tariffs.

Our Business Could be Negatively Affected by the Performance of Our Partners.

Our principal products, as well as certain of our principal product development opportunities, involve strategic alliances with other companies.  Our alliance partners typically possess significant patents or other technology which are licensed to us and remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based.  While some of our partners are large well-established companies, others may be smaller companies in the “start-up” stage.  A failure or inability of our partners to perform their obligations could materially negatively affect our operations or business plans.  In addition, while our relationships with our strategic partners have been good, differences of opinion on significant matters arise from time to time.  Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance.

We May Experience Delays or Inability to Successfully Develop or Commercialize New Products Which Can Cause Our Operating Results to Suffer.

Our future results of operations will depend to a significant degree upon our ability to successfully develop and/or commercialize new products.  We may experience difficulties and delays in the development or commercialization of new products.  New product development is subject to a great deal of uncertainty, risk and expense.  Promising pharmaceutical candidates may fail at various stages of the research and development process, often after a great deal of financial and other resources have been invested in their exploration and development.  Even where pharmaceutical development is successfully completed, a product may fail to reach the market or have limited commercial success because the safety and efficacy profile achieved during the course of development is not as favorable as originally anticipated or is viewed by the marketplace as less favorable in comparison to new and competing therapies which may become available during the lengthy period of drug development.  In addition, decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products.

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

Many of Our Principal Products and Active Pharmaceutical Ingredients are Only Available From a Single Manufacturing Source.

Many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners or single third party sources.  In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our principal products, including Namenda, Bystolic and Savella.  Difficulties or delays in the product supply chain, both within and outside of our control, or the inability to locate and qualify third party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Customer Base is Highly Concentrated.

Our principal customers are wholesale drug distributors and comprise a significant part of the distribution network for the pharmaceutical industry in the U.S.  For the fiscal year ended March 31, 2013, three key wholesale customers, Cardinal Health Inc., McKesson Corporation, and AmerisourceBergen Corporation, in aggregate, accounted for 87% of our total consolidated gross sales.  Fluctuations in the buying patterns of these key customers could be the result of wholesaler buying decisions, or other factors outside our control, which could significantly impact our net sales.  Also, if one of these customers experiences financial difficulties, the customer may decrease the amount of business it does with us.  This could potentially cause an issue collecting all the amounts the wholesaler may owe us.  These factors could negatively impact our results of operations.

Regulatory Compliance Issues Could Materially Affect Our Financial Position and Results of Operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the U.S., including the FDA, and by foreign regulatory authorities.  Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards and accordingly with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.  See “Item 3. Legal Proceedings” for information about pending government investigations and litigation concerning our marketing and promotional practices and certain third-party payer litigation pending against us.

In connection with a previously disclosed settlement of certain claims brought by the U.S. government, we are now operating under a CIA with the OIG-HHS that requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations for a period of five years.  The CIA also provides for an independent third-party review organization to assess and report on our compliance program.  While we expect to fully and timely comply with all of our obligations under the CIA, the failure to do so could result in substantial penalties and our being excluded from government healthcare programs.  In addition, the manufacture, testing, storage and shipment of pharmaceutical products are highly regulated and the failure to comply with regulatory standards can lead to product withdrawals or seizures or to delays in FDA approval of products pending resolution of such issues.  Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Pharmaceutical Cost-Containment Initiatives May Negatively Affect Our Net Income.

Pharmaceutical products are subject to increasing price pressures and other restrictions within the U.S. and internationally.  More specifically, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit for Medicare participants. Companies that negotiate prices on behalf of Medicare drug plans have a significant degree of purchasing power and we experience pricing pressure as a result.  Our net sales also continues to be impacted by cost-containment initiatives adopted by managed care organizations and pharmaceutical benefit managers which negotiate discounted prices from pharmaceutical manufacturers in order to secure placement on formularies adopted by such organizations or their health plan or employer customers.  Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products.  In addition, some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible.

Healthcare Reform in the U.S. May Adversely Affect Our Revenues.

The U.S. healthcare industry has been, and will likely continue to be, subject to increasing regulation as well as political and legal action.  Recently, major U.S. healthcare reform has been adopted into law which, in addition to other measures, impacts rebates paid to public and private payers and affects patient access to pharmaceutical products.  The reform measures call for, among other things, an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs.  At this time no assurances can be given that these measures, or any other measures included in the reform acts, will not have an adverse effect on our revenues in the future.

Our Business Presents Risk of Product Liability Claims.

We are subject legal actions asserting product liability claims.  We currently maintain $140 million of product liability insurance coverage “per occurrence” and in the aggregate.  There is no assurance that potential future claims asserted against us will be covered by our present insurance coverage.  As product liability claims continue to increase in the pharmaceutical industry, we could experience increased insurance premium costs.

As more fully discussed in “Item 3. Legal Proceedings”, we are subject to approximately 161 legal actions asserting product liability claims relating to the use of Celexa or Lexapro. These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused various birth defects in newborns. While we believe there is no merit to the cases which have been brought against us, litigation is inherently subject to uncertainties and there can be no assurance that we will not be required to expend substantial amounts in the defense or resolution of some of these matters.

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

Our Consolidated Financial Statements May be Impacted in Future Periods Based on the Accuracy of Our Valuations of Our Acquired Businesses and Other Agreements.

Accounting for business combinations and other agreements may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in the Company’s Consolidated Financial Statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States (GAAP).  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our Consolidated Financial Statements in future periods.

We Have Significant Goodwill and Other Intangible Assets.  Consequently, Potential Impairment of Goodwill and Other Intangibles May Significantly Impact Our Profitability.

As of March 31, 2013, goodwill and other intangibles represented approximately 37% of our total assets.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill is subject to an impairment test at least annually.

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

We Could be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage.  The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies.  As noted above, our business is heavily regulated and therefore involves significant interaction with government officials, including officials of foreign governments.  Additionally, in many countries outside the U.S., the healthcare providers who prescribe pharmaceuticals are employed by the government and the purchasers of pharmaceuticals are government entities; therefore, our payments to these prescribers and purchasers are subject to regulation under the FCPA.  Recently the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies.

The Illegal Distribution of Our Products Could Have a Negative Impact to Our Business and Reputation.

Any third party illegally distributing or selling counterfeit versions of our product could be jeopardizing the health of many individuals.  These counterfeit products do not go through our rigorous manufacturing and testing standards and may not be stored the proper warehouse conditions.  Counterfeit products sold under our Company name could impact our brand and reputation.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

       We expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our operations.  However, we may consider issuing additional debt or equity securities in the future to fund common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.  If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings.  We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Location	Type of facility	Approximate square footage
Owned properties
U.S.:
Commack, NY	Administration and Research & Development (2 offices)	123,000
Commack, NY	Administration, Sales Training, & Warehouse	353,000
Commack, NY	Leased to tenants through 2015	180,000
Hauppauge, NY	Warehousing, Administration and Clinical Packaging	107,000
Hauppauge, NY	Research & Development	28,000
Cincinnati, OH	Packaging, Warehousing and Administration	144,000
Cincinnati, OH	Manufacturing, Warehousing and Administration (2 offices)	145,000
St. Louis, MO	Manufacturing, Warehousing, Distribution and Administration	491,000
St. Louis, MO	Administration and Data Center	40,000

Ireland:
Clonshaugh, Dublin	Manufacturing and Distribution	220,000
Baldoyle, Dublin	Manufacturing and Distribution	33,000

Leased properties
U.S.:
Corporate Headquarters New York, NY	Administration	169,000
Jersey City, NJ	Administration	216,000
Commack, NY	Information Technology	57,000
Farmingdale, NY	Laboratory testing	44,000
Farmingdale, NY	Warehousing	15,000
Hauppauge, NY	Hotel facility for housing of sales reps during sales training and lease of welcome center	12,000
Oakland, CA	Administration	38,000
Emeryville, CA	Microbiology lab	3,000
Various U.S. states	7 Sales Administration offices	23,000

Europe:
Dartford Crossing, London	Administration	8,000
Various countries	Administration (6 offices)	3,000

Canada:
Toronto, Canada	Administration	4,000

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

Following the Seventh Circuit’s affirmation of the directed verdict in our favor, we have secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  We remain a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to us have been taken to date in respect of such claims, there can be no assurance that we will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with appeals regarding the decisions of the district court.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) have been named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the U.S. District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin (February 20, 2012) which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories.

Forest has reached settlements in the Alabama, Alaska, Hawaii, Idaho, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  Forest has also settled with the State of Texas before the commencement of a lawsuit.  Our settlement payments are not material to our financial condition or results of operations.

Forest remains a defendant in the Illinois, Louisiana, Mississippi, and Utah actions, as well as the Wisconsin qui tam action.  Discovery is ongoing.  Motions to dismiss the Illinois, Louisiana, and Mississippi actions were denied.  The motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead.  The plaintiff filed another Amended Complaint, and the defendants have filed a motion to dismiss, which will be argued sometime in the next two months.  The motion to dismiss the Wisconsin qui tam complaint is pending.  It is not anticipated that any trials involving Forest in these matters will take place before 2014, although technically all of the brand companies are potentially subject to a November 2013 trial date.

FLI and FPI are defendants in three federal actions filed on behalf of individuals who purchased Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multi-district litigation (MDL) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri consumer protection statute and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed amended complaints seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statues.  Plaintiffs’ motions for class certification related to these amended complaints are due June 28, 2013.

On May 3, 2013, an action was filed in the U.S. District Court for the Central District of California seeking to certify a state-wide class action in California and alleging that FLI and FPI’s promotion of Lexapro for adolescent depression was deceptive.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We received a subpoena dated April 20, 2011 from the Office of the U.S. Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  We co-marketed Benicar from 2002 to 2008 together with the drug’s originator Sankyo pursuant to co-promotion agreements.  We are cooperating in responding to the subpoena.

We received a subpoena dated May 6, 2013 from the Office of the U.S. Attorney for the Southern District of New York.  The subpoena requests documents relating to Tudorza Pressair.  The Company is cooperating in responding to the subpoena.

       We received a subpoena dated January 26, 2006 from the USAO for the District of Massachusetts requesting documents related to our commercial relationship with Omnicare, Inc. (Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning our contracts with Omnicare, and rebates and other payments made by us to Omnicare.  We understand that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others.  We are cooperating in this investigation.

We currently are defending approximately 161 product liability lawsuits.  Fourteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  One hundred and forty-six of the lawsuits allege that Celexa or Lexapro caused various birth defects.  Each lawsuit seeks substantial compensatory and punitive damages.  We are vigorously defending these suits.

A MDL was established for the majority of the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the U.S. District Court for the Eastern District of Missouri.  The remaining twelve cases in the MDL are expected to be remanded in the near future to the federal district courts in which they were filed originally.  A state court case involving a young woman who allegedly attempted suicide is set for trial in August 2013 in Montgomery, Alabama.

The majority of the various birth defect cases have been consolidated in Cole County Circuit Court in Missouri.  Sixteen cases have been filed in the Superior Court of New Jersey (ten in Atlantic County and six in Hudson County).  The New Jersey cases have been removed to the U.S. District Court for the District of New Jersey.  We expect that the state court consolidation will ease the burden of defending these cases.  We hope that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and we cannot predict or determine the outcome of this litigation.  We generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following our agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned “In re Nebivolol (‘040) Patent Litigation.”  Fact discovery is scheduled to be completed by June 8, 2013, and expert discovery is scheduled to be completed by November 22, 2013.  A claim construction hearing is scheduled for July 26, 2013.  No trial dates have been set.

The Company has entered into settlement agreements with five of the seven defendant groups in such patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd.; Indchemie Health Specialties Pvt. Ltd. (November 2012); and Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012) (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.  These settlement agreements do not settle the Company’s patent infringement litigations against the other generic manufacturers that are also part of In re Nebivolol (‘040) Patent Litigation.

       In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.”  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they are current or former Company Sales Representatives or Specialty Sales Representatives.  In March 2013, Plaintiffs filed a second amended complaint, adding one additional plaintiff: Tracy Le, a current Company Sales Representative.  The action is a putative class and collective action, and the second amended complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act.  The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment.  The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The second amended complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  The Company filed a motion to dismiss certain claims on April 29, 2013.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market Prices

Our common stock is traded on the New York Stock Exchange.  A quarterly summary of high and low market prices is presented below:

Quarterly Stock Market Prices
	High	Low
April-June 2011	$40.52	$32.05
July-September 2011	$40.35	$30.26
October-December 2011	$32.66	$28.47
January-March 2012	$35.06	$30.09
April-June 2012	$35.75	$32.71
July-September 2012	$37.31	$31.28
October-December 2012	$37.70	$31.71
January-March 2013	$38.45	$35.14

As of May 22, 2013, there were 926 stockholders of record of the Company’s common stock.

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for share repurchase programs.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Issuer Repurchases of Equity Securities

The following table summarizes the surrenders and repurchases of our equity securities during the twelve month period ended March 31, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (b)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 to 30, 2012	-	-	-	17,291,542
May 1 to 31, 2012	2,745	$33.86	-	17,291,542
June 1 to 30, 2012	-	-	-	17,291,542
Three months ended June 30, 2012	2,745		-

July 1 to 31, 2012	2,938,054	$34.98	2,938,054	14,353,488
August 1 to 31, 2012	20,124	$33.97	-	14,353,488
September 1 to 31, 2012	451	$34.97	-	14,353,488
Three months ended September 30, 2012	2,958,629		2,938,054

October 1 to 31, 2012	-	-	-	14,353,488
November 1 to 31, 2012	666	$32.23	-	14,353,488
December 1 to 31, 2012	279,858	$35.83	-	14,353,488
Three months ended December 31, 2012	280,524		-

January 1 to 31, 2013	-	-	-	14,353,488
February 1 to 28, 2013	-	-	-	14,353,488
March 1 to 31, 2013	4,466	$37.89	-	14,353,488
Three months ended March 31, 2013	4,466		-

Twelve months ended March 31, 2013	3,246,364		2,938,054

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced plans is different because shares of common stock may be withheld by us from employee restricted stock awards in order to satisfy tax withholding obligations.

(b)
In May of 2010, the Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.

On May 18, 2010, our Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.

As of March 31, 2013, we have repurchased a total of 35.6 million shares under the 2010 Share Repurchase Program; 11.2 million during fiscal 2011, 21.5 million during fiscal 2012 and 2.9 million during fiscal 2013.  As of May 22, 2013, 14.4 million shares were available for repurchase under the 2010 Share Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including additional accelerated share repurchase transactions.

Market Information, Holders and Performance Graph

The information required by this item is incorporated by reference to the information under the heading Stock Market Data in our Annual Report to Stockholders for the fiscal year ended March 31, 2013 (2013 Annual Report).

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
March 31, (In thousands)	2013	2012	2011	2010	2009
Financial position:
Current assets	$2,947,786	$3,586,195	$5,259,673	$4,579,191	$3,785,954
Current liabilities	997,691	899,786	937,858	979,646	817,828
Net current assets	1,950,095	2,686,409	4,321,815	3,599,545	2,968,126
Total assets	7,629,582	7,491,755	6,922,454	6,223,531	5,196,808
Total stockholders' equity	5,745,255	5,676,817	5,498,880	4,889,907	4,114,591

Years Ended March 31, (In thousands, except per share data)	2013	2012	2011	2010	2009
Summary of operations:
Net sales	$2,904,936	$4,392,548	$4,213,126	$3,903,524	$3,636,055
Contract revenue and other	221,189	193,496	206,574	289,338	286,727
Costs and expenses	3,170,983	3,348,356	3,081,964	3,242,176	2,952,248
Income (loss) before income tax expense	(44,858)	1,237,688	1,337,736	950,686	970,534
Income tax expense (benefit)	(12,755)	258,630	290,966	268,303	202,791
Net income (loss)	(32,103)	979,058	1,046,770	682,383	767,743
Net income (loss) per share:
Basic	$(0.12)	$3.58	$3.60	$2.25	$2.52
Diluted	$(0.12)	$3.57	$3.59	$2.25	$2.52
Weighted average number of
common and common
equivalent shares
outstanding:
Basic	266,807	273,561	291,058	303,386	304,363
Diluted	266,807	274,016	291,175	303,781	305,121

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Forest Laboratories, Inc., (herein referred to as “the Company,” “we” or “our”) is a pharmaceutical company that develops, manufactures, and sells branded forms of ethical drug products, most of which require a physician's prescription.  Our primary and most important products in the United States (U.S.) are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drugs which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with our licensing partners.  Our products include those developed by us, those developed in conjunction with our partners and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

The following transactions and key events occurred during fiscal 2013 as discussed in further detail in the Results of Operations section of Management’s Discussion and Analysis:

•
In July 2012, we and our partner Almirall, S.A. (Almirall) received U.S. Food and Drug Administration (FDA) approval for Tudorza TM PressairTM (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD).   Tudorza was launched in December 2012 and achieved sales of $23.0 million in fiscal 2013.

•
In August 2012, we and our partner Ironwood Pharmaceuticals, Inc. (Ironwood) received FDA approval for Linzess TM (linaclotide) as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (IBS-C) or chronic idiopathic constipation (CIC).   During the third quarter of fiscal 2013, we launched Linzess and recorded sales of $23.7 million in fiscal 2013.

•
In September 2012, we filed a New Drug Application (NDA) with the FDA for levomilnacipran, a serotonin norepinephrine reuptake inhibitor (SNRI) for the treatment of Major Depressive Disorder (MDD) in adults.  The Prescription Drug User Fee Act (PDUFA) target action date is expected to occur during the third calendar quarter of 2013.

•
In November 2012, we filed an NDA with the FDA for cariprazine, for the treatment of schizophrenia and acute mania associated with bipolar depression.  The PDUFA target action date is expected to occur during the fourth calendar quarter of 2013.

•
Also in November 2012, we entered into an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of a fixed dose combination (FDC) of Namenda XR and donepezil HCl.

•
In October 2012, we entered into an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd and potentially other Forest products, in Latin America.  We will provide financing in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals.  At the end of this two-year period, we will have the option to acquire moksha8 at a fixed price and the moksha8 shareholders will have the ability to put to us all the interests of moksha8 at a fixed price, subject to the achievement of certain performance criteria.

Financial Highlights

The following table is a summary of our financial highlights:

(In thousands, except per share data)	YEARS ENDED MARCH 31,
	2013	2012	2011

Total revenue	$3,126,125	$4,586,044	$4,419,700

Research and development	963,594	796,932	715,872
Total expenses	3,170,983	3,348,356	3,081,964

Net income (loss)	$(32,103)	$979,058	$1,046,770

Net income (loss) per share:

Diluted	$(0.12)	$3.57	$3.59

•
Total revenue: The expiration of market exclusivity for Lexapro® significantly impacted total revenue in fiscal 2013, with Lexapro sales declining $1.9 billion from fiscal 2012.   This decline was partially offset by increases in sales of our next generation products (Bystolic®, Linzess, Tudorza, Viibryd®, Daliresp®, Savella®, and Teflaro®) of $330.1 million for the fiscal year ended March 31, 2013.

•
Research and development (R&D): R&D expense increased 20.9% to $963.6 million in fiscal 2013 from $796.9 million in fiscal 2012.    R&D expense for fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  R&D expense for fiscal 2012 included upfront payments of $40 million and $59.6 million in development milestone expenses. Excluding milestones and upfront payments, R&D expense increased $133.8 million and was related to expenses for clinical trials.

•	Income tax benefit: The income tax benefit of $12.8 million for fiscal 2013 primarily reflects the impact of the reinstatement of the R&D tax credit.

Business Environment

The pharmaceutical industry is highly competitive and subject to numerous government regulations. There is competition as to the sale of products, research for new or improved products and the development and application of competitive drug formulation and delivery technologies.  There are many pharmaceutical companies in the U.S. and abroad engaged in the manufacture and sale of both proprietary and generic drugs of the kind which we sell, many of which have substantially greater financial resources than we do.

We also face competition for the acquisition or licensing of new product opportunities from other companies.  In addition, the marketing of pharmaceutical products is increasingly affected by the growing role of managed care organizations in the provision of health services.

Another competitive challenge we face is from generic pharmaceutical manufacturers.  Upon the expiration or loss of patent protection for a product, we may lose a major portion of sales of such product in a very short period.  Generic pharmaceutical manufacturers also challenge product patents before their expiry.

We are also subject to government regulation which substantially increases the difficulty and cost incurred in obtaining the approval to market newly proposed drug products and maintaining the approval to market existing drugs.

For additional information, refer to “Item 1- Competition" and "Item 1 - Government Regulations.”

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

Revenue

Net sales decreased $1.5 billion or 33.9% to $2.9 billion in fiscal 2013 primarily driven by a decline in Lexapro sales, partially offset by the increases in sales of our key marketed products which include Namenda®, Bystolic, Linzess, Tudorza, Viibryd, Daliresp, Savella, and Teflaro.  The decrease in Lexapro sales is due to the expiration of its market exclusivity in March 2012.  Excluding Lexapro sales, net sales increased $448.1 million or 19.8% for fiscal 2013 compared to fiscal 2012.  The following table and commentary presents net sales of our key products compared to the prior year:

(In thousands)
	Year Ended March 31,
Key Marketed Products	2013	2012	Change	% Change
Namenda	$1,520,640	$1,390,307	$130,333	9.4%
Bystolic	455,092	347,772	107,320	30.9
Viibryd	162,511	56,507	106,004	187.6
Savella	104,587	102,812	1,775	1.7
Daliresp	77,924	31,203	46,721	149.7
Teflaro	44,010	22,449	21,561	96.0
Linzess	23,728	-	23,728	-
Tudorza	22,996	-	22,996	-
Lexapro	194,939	2,130,624	(1,935,685)	-90.9

Other Products	298,509	310,874	(12,365)	-4.0

Total	$2,904,936	$4,392,548	$(1,487,612)	-33.9%

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate receptor antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type increased $130.3 million or 9.4% to $1.5 billion in fiscal 2013 as compared to $1.4 billion in fiscal 2012.  This increase was primarily driven by price increases.  During fiscal 2013, Namenda experienced a decline in volume driven by changes in prescribing behavior in the long-term care setting.  Namenda’s patent expires in April 2015 and settlement agreements with multiple parties allow generic entry in January 2015.

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, grew 30.9%, an increase of $107.3 million to $455.1 million in fiscal 2013 as compared to $347.8 million in fiscal 2012 due to increased sales volume and pricing.

In December 2012, we launched our two newest products, Linzess and Tudorza:

Linzess, our guanylate cyclase agonist for the treatment of IBS-C and CIC in adults recorded sales of $23.7 million in fiscal 2013.

Tudorza, a long-acting antimuscarinic agent indicated for the long-term maintenance treatment of bronchospasm associated with COPD, recorded sales of $23.0 million in fiscal 2013.

Sales of Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with MDD totaled $162.5 million in fiscal 2013 and $56.5 million in fiscal 2012.  The increase year over year was driven primarily by increased volume.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations,  achieved sales of $77.9 million in fiscal 2013 and $31.2 million in fiscal 2012.  The increase year over year was driven by increased volume.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute skin and skin structure infections achieved sales of $44.0 million and $22.4 million in fiscal 2013 and 2012, respectively.  The increase year over year was due to increased sales volume.

Sales of Lexapro (escitalopram oxalate), our SSRI for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, were $194.9 million in fiscal 2013, a decrease of $1.9 billion from fiscal 2012.  Lexapro’s patent expired in March 2012 and Lexapro has since faced generic competition, which has significantly eroded sales.

Contract revenue for fiscal 2013 increased to $189.1 million compared to $155.2 million in fiscal 2012.  The increase was driven by income from the distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan is authorized to sell a generic version of Lexapro and we receive a portion of profits on those sales.  In mid-September 2012, the 180 day Hatch-Waxman period for Lexapro for the first filing generic manufacturer ended, opening the way for full generic competition.

Expenses

(In thousands)
	Year Ended March 31
	2013	2012	Change	% Change
Cost of sales	$649,083	$998,087	$(349,004)	-35.0%
Selling, general and administrative	1,558,306	1,553,337	4,969	0.3
Research and development	963,594	796,932	166,662	20.9
Total	$3,170,983	$3,348,356	$(177,373)	-5.3%

Cost of sales decreased $349.0 million or 35.0% due to lower net sales.  Cost of sales as a percentage of net sales was 22.3% in fiscal 2013, as compared to 22.7% in fiscal 2012.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, which includes Namenda, these royalties are in the range of 15% to 25%.

Selling, general and administrative (SG&A) expense increased 0.3% to $1,558 million in fiscal 2013 from $1,553 million in fiscal 2012.  Fiscal 2013 and 2012 spending reflects the resources and activities required to support our currently marketed products including products launched in fiscal 2012: Teflaro, Viibryd, and Daliresp.  The fiscal 2013 increase was driven by the launches of our newest products Linzess and Tudorza.

R&D expense increased 20.9% to $963.6 million in fiscal 2013 from $796.9 million in fiscal 2012.  R&D expense comprises third party development costs, internal and other development costs and milestone and upfront charges.  For the years ended March 31, 2013 and 2012, R&D expense by category was as follows:

(In thousands)
Category	2013	2012
Third party development costs	$472,383	$373,082
Internal and other development costs	358,741	324,266
Milestone and upfront payments	132,470	99,584
Total research and development expense	$963,594	$796,932

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In fiscal 2013, these costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, memantine, and ceftazidime/avibactam.  Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  Fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  During the third quarter of fiscal 2013, we made an upfront payment of $65.0 million to Adamas for the development and commercialization of a FDC of Namenda XR TM  (memantine HCl extended release) and donepezil HCl which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type and $61.5 million in development milestone expenses.  Fiscal 2012 included $40.0 million in upfront payments and $59.6 million in development milestone expenses.

R&D expense reflects the following:

•
In December 2008, we entered into an agreement with Pierre Fabre Médicament to develop and commercialize levomilnacipran in the U.S. and Canada.  Levomilnacipran is a proprietary selective norepinephrine and serotonin reuptake inhibitor that is being developed for the treatment of depression.  In April 2012, we reported positive results from the third Phase III randomized, double-blind, placebo-controlled, fixed-dose clinical trial evaluating the efficacy, safety and tolerability of levomilnacipran compared to placebo in adult patients with MDD.  Treatment with levomilnacipran significantly reduced depression symptoms in patients with MDD compared to placebo, as measured by Montgomery-Asberg Depression Rating Scale-Clinician Rated (MADRS-CR).  Based on the overall success of the development program, the Company and Pierre Fabre Médicament filed an NDA for levomilnacipran with the FDA in September 2012 and the PDUFA target action date is expected to occur during the third calendar quarter 2013.

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

•
We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, a pharmaceutical company headquartered in Barcelona, Spain.  Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we commenced the development of an FDC of aclidinium and the long acting beta-agonist formoterol for the treatment of COPD.  In the second quarter of calendar year 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies and we anticipate filing an NDA in the fourth quarter of calendar year 2013.

•
A Phase III clinical trial is underway to study an FDC of Bystolic (nebivolol), our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker valsartan for the treatment of patients with hypertension. In January 2012, we began a multicenter, randomized, double-blind, placebo-controlled study of approximately 3,700 patients to evaluate the safety and efficacy of Bystolic and valsartan in patients with stage 1 or 2 essential hypertension.  We expect to report preliminary top-line data from the study in the second quarter of calendar 2013.

•
In November 2012, we entered into an agreement with Adamas for the development and commercialization of an FDC of Namenda XR (memantine HCl extended release) and donepezil HCl which will be a once a day daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  Based on the development plan agreed to by Adamas and the FDA, the FDC is expected to launch in calendar year 2015 contingent upon FDA approval.

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.   Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012 which are currently ongoing.

•
In June 2012, we entered into an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.   BC-3781 belongs to a novel class of antibiotics, the pleuromutilins.  It exhibits microbiological activity against a wide range of Gram-positive pathogens including MRSA and penicillin-resistant Streptococcus pneumoniae as well as certain Gram-negative organisms, often implicated in respiratory infections.   Based on its profile, BC-3781 may have utility in the treatment of both acute bacterial skin and skin structure infections and community acquired bacterial pneumonia, among other conditions.  In 2011, Nabriva announced positive results from a Phase IIb study in 207 patients with bacterial skin and skin structure infections.

•
In December 2010, we entered into a license agreement with Grünenthal GmbH (Grünenthal) for the co-development and commercialization of GRT 6005 (cebranopadol) and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain conditions.  Cebranopadol and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is believed to be particularly suitable for the treatment of moderate to severe chronic pain.  Cebranopadol has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.

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

From time to time, the Company performs a review of all developmental projects and re-evaluates our development priorities based on the regulatory and commercial prospects of the products in development.   The Company considers the commercial potential of the products as well as the development and commercialization costs necessary to achieve approval and successful launch.  In certain situations we may discontinue a development program based on this review.

Our effective tax rate increased to 28.4% in fiscal 2013 as compared to 20.9% in fiscal 2012. The effective tax rate for fiscal 2013 was higher compared to fiscal 2012 due primarily to reinstatement of the U.S. Research and Development Tax Credit as of January 2, 2013 (retroactive to January 1, 2012) and a change in the mix of earnings by jurisdiction partially offset by the Adamas license agreement and various other tax matters.  Effective tax rates can be affected by ongoing tax audits.  See Note 14 to the Consolidated Financial Statements.

 Year Ended March 31, 2012 Compared to Year Ended March 31, 2011

Revenue

Net sales increased $179.4 million or 4.3% to $4.4 billion in fiscal 2012 from $4.2 billion in fiscal 2011 primarily due to strong sales of our key marketed products.  The following table and commentary presents net sales of our key products for fiscal 2012 compared to fiscal 2011:

(In thousands)
	Year Ended March 31,
Key Marketed Products	2012	2011	Change	% Change
Lexapro	$2,130,624	$2,315,879	$(185,255)	-8.0%
Namenda	1,390,307	1,266,753	123,554	9.8
Bystolic	347,772	264,322	83,450	31.6
Savella	102,812	90,238	12,574	13.9
Viibryd	56,507	-	56,507	-
Daliresp	31,203	-	31,203	-
Teflaro	22,449	2,716	19,733	726.5

Other Products	310,874	273,218	37,656	13.8

Total	$4,392,548	$4,213,126	$179,422	4.3%

Sales of Lexapro were $2.1 billion in fiscal 2012, a decrease of $185.3 million from fiscal 2011, of which $429.7 million was due to volume decreases offset by price increases of $244.4 million.  Lexapro faced generic competition in March 2012, which has significantly eroded sales.

Sales of Namenda grew 9.8%, an increase of $123.6 million to $1.4 billion in fiscal 2012 as compared with fiscal 2011, of which $102.2 million was due to price increases and $21.4 million was due to volume increases.

Bystolic grew 31.6%, an increase of $83.5 million to $347.8 million in fiscal 2012 over the $264.3 million in fiscal year 2011 primarily due to increased sales volume.

Sales of Savella grew 13.9% to achieve sales of $102.8 million in fiscal 2012 as compared to $90.2 million in fiscal 2011.  The increase of $12.6 million in 2012 as compared to the same period in 2011 was comprised of $8.8 million of volume increases and $3.8 million of price increases.

Teflaro was launched in March 2011 and achieved sales of $22.4 million and $2.7 million in fiscal 2012 and 2011 respectively.  The increase year over year was due to increased sales volume.

Daliresp and Viibryd became available to patients during the June 2011 quarter and were formally launched in August 2011.  These products generated sales of $31.2 million and $56.5 million, respectively, for the year ended March 31, 2012.

Contract revenue for fiscal year 2012 decreased to $155.2 million compared to $165.4 million in fiscal year 2011, primarily due to a gradually reducing residual royalty rate from Daiichi Sankyo, Inc. for Benicar®, slightly offset by income from our authorized generic sales of Lexapro.

Expenses

(In thousands)
	Year Ended March 31,
	2012	2011	Change	% Change
Cost of sales	$998,087	$963,981	$34,106	3.5%
Selling, general and administrative	1,553,337	1,402,111	151,226	10.8
Research and development	796,932	715,872	81,060	11.3
Total	$3,348,356	$3,081,964	$266,392	8.6%

In fiscal 2012, cost of sales increased $34.1 million or 3.5% over fiscal 2011 due to higher net sales.  Cost of sales as a percentage of net sales was 22.7% in fiscal 2012 as compared with 22.9% in fiscal 2011.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, which included Namenda, these royalties were in the range of 15% to 25%.

SG&A expense increased 10.8% to $1.6 billion in fiscal 2012 from $1.4 billion in fiscal 2011.  Fiscal 2011 included a charge of $148.4 million related to the settlement with the DOJ.  Excluding this one-time charge, SG&A expense increased 23.9% in fiscal 2012 primarily due to launch costs for Teflaro, Daliresp and Viibryd.

R&D expense increased 11.3% to $796.9 million in fiscal 2012 from $715.9 million in fiscal 2011.  Research and development expense comprises third party development costs, internal and other development costs and milestone and upfront charges.  For the years ended March 31, 2012 and 2011, research and development expense by category was as follows:

(In thousands)
Category	2012	2011
Third party development costs	$373,082	$293,566
Internal and other development costs	324,266	278,962
Milestone and upfront payments	99,584	143,344
Total research and development expense	$796,932	$715,872

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In fiscal 2012, these costs were largely related to clinical trials for cariprazine, aclidinium, nebivolol, and levomilnacipran.  Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  Fiscal 2012 included $40 million of upfront payments and $59.6 million of development milestone expenses.  Fiscal 2011 included total licensing payments of $116.1 million: $50 million to TransTech for the rights to TTP399 and $66.1 million to Grünenthal for the rights to GRT 6005 and GRT 6006 and development milestone expenses of $27.2 million.

Our effective tax rate decreased to 20.9% in fiscal 2012 as compared to 21.8% in fiscal 2011. The effective tax rate for fiscal 2012 was lower compared to fiscal 2011 due primarily to a higher proportion of earnings generated in lower taxed foreign jurisdictions as compared to the U.S.   Effective tax rates can be affected by ongoing tax audits.  See Note 14 to the Consolidated Financial Statements.

Inflation has not had a material effect on our operations for any periods presented.

Non-GAAP Financial Measures

Forest provides non-GAAP financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specified items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  Non-GAAP financial measures should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with accounting principles general accepted in the United States (GAAP).  Non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of the non-standardized definitions, Non-GAAP adjusted income and its components (unlike GAAP net income and its components) may not be comparable to the calculation of similar measures of other companies. Non-GAAP adjusted income and its components are presented solely to permit investors to more fully understand how management assesses performance.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

FOREST LABORATORIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION

Forest Laboratories, Inc.
Specified Items
For the Twelve Months Ended March 31, 2013, 2012, and 2011

(In thousands)	Twelve Months Ended March 31,
	2013	2012	2011

Amortization arising from business combinations and acquisitions of product rights	$37,965	$23,674	$4,582
Impact of specified items on Cost of goods sold	37,965	23,674	4,582

Amortization arising from business combinations and acquisitions of product rights	43,900	21,104	2,493
DOJ Settlement	-	-	148,410
Impact of specified items on Selling, general and administrative	43,900	21,104	150,903

Upfront payment to Adamas	65,000	-	-
Licensing payment to TransTech for glucose-lowering agents	-	-	50,000
Licensing payment to Grünenthal for oral small molecule analgesics	-	-	66,125
Licensing payment to Blue Ash for azimilide	-	40,000	-
Other licensing agreement payment	6,000	-	-
Impact of specified items on Research and development	71,000	40,000	116,125

Increase/ (decrease) to pre-tax income	152,865	84,778	271,610
Income tax impact of specified items	-	-	26,410
Increase/ (decrease) to net earnings	$152,865	$84,778	$245,200

Forest Laboratories, Inc.
Reconciliation of Certain GAAP Line Items to Non-GAAP Line Items
For the Twelve Months Ended March 31, 2013, 2012, and 2011

	Twelve Months Ended March 31, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$2,477,042	$37,965	$2,515,007
Selling, general and administrative	1,558,306	43,900	1,514,406
Research and development	963,594	71,000	892,594
Earnings (losses) before provision for taxes	(44,858)	152,865	108,007
Provision for taxes	(12,755)	-	(12,755)
Earnings (losses) after provision for taxes	$(32,103)	$152,865	$120,762
Weighted average number of diluted shares outstanding:	266,807	-	266,807

	Twelve Months Ended March 31, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$3,587,957	$23,674	$3,611,631
Selling, general and administrative	1,553,337	21,104	1,532,233
Research and development	796,932	40,000	756,932
Earnings before provision for taxes	1,237,688	84,778	1,322,466
Provision for taxes	258,630	-	258,630
Earnings after provision for taxes	$979,058	$84,778	$1,063,836
Weighted average number of diluted shares outstanding:	274,016	-	274,016

	Twelve Months Ended March 31, 2011
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$3,455,719	$4,582	$3,460,301
Selling, general and administrative	1,402,111	150,903	1,251,208
Research and development	715,872	116,125	599,747
Earnings before provision for taxes	1,337,736	271,610	1,609,346
Provision for taxes	290,966	26,410	317,376
Earnings after provision for taxes	$1,046,770	$245,200	$1,291,970
Weighted average number of diluted shares outstanding:	291,175	-	291,175

Forest Laboratories, Inc.
Reconciliation of GAAP EPS to Non-GAAP EPS
For the Twelve Months Ended March 31, 2013, 2012, and 2011

(In thousands, except earnings per share)	Twelve Months Ended March 31,
	2013	2012	2011

Reported Net income (loss):	$(32,103)	$979,058	$1,046,770
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	37,965	23,674	4,582
Recorded in Selling, general and administrative	43,900	21,104	2,493
DOJ Settlement	-	-	148,410
Upfront Licensing payments recorded in research and development	71,000	40,000	116,125

Impact of specified items on provision for income taxes	-	-	26,410

Adjusted Non-GAAP earnings:	$120,762	$1,063,836	$1,291,970

Reported Diluted earnings (losses) per share:	$(0.12)	$3.57	$3.59
Specified items net of tax:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	0.14	0.09	0.02
Recorded in Selling, general and administrative	0.16	0.08	0.01
DOJ Settlement	-	-	0.51
Upfront Licensing payments recorded in research and development	0.27	0.15	0.40

Impact of specified items on provision for income taxes	-	-	0.09
Rounding	-	(0.01)	-

Adjusted Non-GAAP earnings per share	$0.45	$3.88	$4.44

Financial Condition and Liquidity

The following is a discussion of financial condition and liquidity with respect to working capital:

	As of March 31,
(In millions)	2013	2012

Working capital	$1,950	$2,686

Net current assets decreased by $736.3 million from March 31, 2012, driven by a decrease in cash of $643.8 million, a decrease in short-term marketable securities of $108.4 million, and an increase in accruals of $94.8 million; offset by an increase in inventory of $95.8 million.  Cash decreased due to net purchases of marketable securities of $507.3 million, payment of milestones for the approval of Linzess and Tudorza Pressair of $85 million and $40 million, respectively, capital expenditures of $64.4 million, and funding provided to moksha8 and Nabriva of $108.1 million.  These decreases were offset by cash generated from operating activities of $135.1 million.  Cash, cash equivalents and investments collectively decreased by $126.1 million.

Of our total cash and cash equivalents and marketable securities position at March 31, 2013 and March 31, 2012, approximately 4% or $134.2 million and 17% or $547.1 million, respectively, were domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.9 billion in fiscal 2013 and $2.6 billion in fiscal 2012 were held in low tax jurisdictions and are attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Net inventories increased $95.8 million from March 31, 2012 in order to support continued demand for our products, as well as the launch of Linzess and Tudorza in the third quarter of fiscal 2013.  We believe that current inventory levels are adequate to support continued demand for our products.  Accounts payable increased from March 31, 2012 due to normal operating activities. Accrued expenses and other liabilities increased from March 31, 2012 primarily due to increased timing differences as well as increased royalties associated with some of our newer products including Daliresp, Tudorza, and Viibryd.

Property, plant and equipment increased as we continued to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock. Since the beginning of fiscal 2011, we have repurchased a cumulative total of $1.35 billion of our common stock utilizing accelerated share repurchase transactions (ASRs):  a $500 million ASR entered into in June 2010, a $500 million ASR entered into in June 2011 and a $350 million ASR entered into in August 2011.  As of March 31, 2013, through these ASR agreements, we have received a total of 41.3 million shares; 16.9 million during fiscal 2011 (5.7 million under the 2007 Repurchase Program and 11.2 million under the 2010 Repurchase Program), 21.5 million during fiscal 2012 (all under the 2010 Repurchase Program) and 2.9 million during fiscal 2013 (all under the 2010 Repurchase Program).  As of May 22, 2013 we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase and other commitments as of March 31, 2013:

(In thousands)	Payments due by period
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Operating lease obligations	$43,836	$63,553	$39,247	$93,109	$239,745
Inventory purchase commitments and other	125,371				125,371
	$169,207	$63,553	$39,247	$93,109	$365,116

Potential future development milestone payments to third parties under our collaboration and license agreements of approximately $681 million were not included in the contractual obligations table as they are contingent on the achievement of certain specific research and development milestones (approximately $232 million) and regulatory approval (approximately $449 million) milestones.  The specific timing of such development milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay sales milestones contingent upon the achievement of specific sales levels.  For commercially launched products the Company may be obligated to pay commercial milestones up to $290 million in the future.

Forest’s income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2013, Forest had no off-balance sheet arrangements.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review.  Refer to the notes to the Consolidated Financial Statements for additional policies.

Business combinations

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

Collaboration arrangements

The Company accounts for collaboration arrangements in accordance with ASC 808 - “Collaborative Agreements” pursuant to which payments to and receipts from our collaboration partners are presented in our Consolidated Statements of Income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance.

Estimates and Assumptions

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

Goodwill and Intangible Assets

Goodwill and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows.  When any such impairment exists, a charge is recorded in the Statement of Operations in that period, to adjust the carrying value of the related asset.  Additionally, goodwill is subject to an impairment test at least annually.

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

Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.  These accruals are estimated based on available information including third party data regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rate.  Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses.  Adjustments to estimates are recorded when Management becomes aware of a change of circumstances or when customer credits are issued or payments are made to third parties.  There were no material adjustments to these estimates in the periods presented.

Deductions for chargebacks (primarily discounts to group purchasing organizations and federal government agencies) closely approximate actual deductions as these deductions are settled generally within 2-3 weeks of incurring the liability.

The sensitivity of estimates can vary by program and type of customer.  However, estimates associated with Medicaid and contract rebates are most at risk for adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, generally an interval that can range up to one year.  Because of this time lag, in any given quarter, adjustments to actual may incorporate revisions of prior quarters.

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $38.4 million at March 31, 2013 and $70.3 million at March 31, 2012.  Commercial discounts and other rebate accruals were $191.8 million at March 31, 2013 and $147.2 million at March 31, 2012.  Accruals for chargebacks, discounts and returns were $63.2 million at March 31, 2013 and $53.0 million at March 31, 2012.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

(In thousands)	March 31, 2013	March 31, 2012
Beginning balance	$270,505	$330,998

Provision for rebates	628,455	821,148
Settlements	(618,103)	(869,571)
	10,352	(48,423)

Provision for returns	19,275	11,951
Settlements	(16,134)	(13,108)
	3,141	(1,157)

Provision for chargebacks and discounts	335,795	386,646
Change in estimate	-	2,000
Settlements	(326,382)	(399,559)
	9,413	(10,913)

Ending balance	$293,411	$270,505

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

Income taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

Uncertain tax positions

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires an entity to provide information about the amounts reclassified out of Accumulated other comprehensive income/loss.   This standard became effective for the Company on January 1, 2013 and the adoption of this standard did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB ASC Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard became effective for the Company on April 1, 2012 and the adoption of this standard did not have a significant impact on the Company’s financial statements.

Special Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward-looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry, and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations may be exposed to fluctuations in currency values and interest rates.  These fluctuations can vary the costs of financing, investing and operating transactions. Because we had no debt and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 23, 2013 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 23, 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2013.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Howard Solomon
Howard Solomon
Chairman, Chief Executive Officer
and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P., Finance &
Administration and CFO

May 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013, and our report dated May 23, 2013 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 23, 2013 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 23, 2013

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2013	2012
Assets (In thousands)

Current assets:
Cash (including cash equivalent investments of $867,112 at March 31, 2013 and $1,576,922 at March 31, 2012)	$935,675	$1,579,515
Marketable securities	739,198	847,555
Accounts receivable, less allowance for doubtful accounts of $2,003 at March 31, 2013 and $2,290 at March 31, 2012	478,032	471,784
Inventories, net	393,901	298,118
Deferred income taxes	266,455	246,451
Other current assets	134,525	142,772
Total current assets	2,947,786	3,586,195

Non-current assets:
Marketable securities and investments	1,349,424	723,367
Property, plant and equipment, net	376,960	360,020
Goodwill	713,091	713,091
License agreements, product rights and other intangibles, net	2,127,639	2,104,048
Other assets	114,682	5,034
Total assets	$7,629,582	$7,491,755

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2013	2012
Liabilities and stockholders’ equity (In thousands, except for par values)

Current liabilities:
Accounts payable	$157,349	$154,275
Accrued expenses and other liabilities	840,342	745,511
Total current liabilities	997,691	899,786

Long-term liabilities:
Income tax liabilities	567,311	570,417
Deferred tax liabilities	283,245	289,993
Contingent acquisition and other liabilities	36,080	54,742
Total liabilities	1,884,327	1,814,938

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 430,385 shares in 2013 and 428,746 shares in 2012	43,039	42,875
Additional paid-in capital	1,799,071	1,700,734
Retained earnings	9,055,344	9,087,447
Accumulated other comprehensive income (loss)	10,116	(2,934)
Treasury stock, at cost (163,886 shares in 2013 and 160,640 shares in 2012)	(5,162,315)	(5,151,305)
Total stockholders’ equity	5,745,255	5,676,817
Total liabilities and stockholders’ equity	$7,629,582	$7,491,755

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	YEARS ENDED MARCH 31,
	2013	2012	2011

Net sales	$2,904,936	$4,392,548	$4,213,126
Contract revenue	189,066	155,214	165,356
Interest income	29,150	20,364	29,568
Other income	2,973	17,918	11,650
	3,126,125	4,586,044	4,419,700

Costs and expenses:
Cost of sales	649,083	998,087	963,981
Selling, general and administrative	1,558,306	1,553,337	1,402,111
Research and development	963,594	796,932	715,872
	3,170,983	3,348,356	3,081,964

Income (loss) before income tax expense (benefit)	(44,858)	1,237,688	1,337,736

Income tax expense (benefit)	(12,755)	258,630	290,966

Net income (loss)	$(32,103)	$979,058	$1,046,770

Net income (loss) per share:

Basic	$(0.12)	$3.58	$3.60
Diluted	$(0.12)	$3.57	$3.59

Weighted average number of common shares outstanding:

Basic	266,807	273,561	291,058
Diluted	266,807	274,016	291,175

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	YEARS ENDED MARCH 31,
	2013	2012	2011

Net income (loss)	$(32,103)	$979,058	$1,046,770

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7,720)	(14,747)	7,976
Pension liability adjustment, net of tax	2,582	1,556	(1,147)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	18,188	2,261	(2,528)
Other comprehensive income (loss)	13,050	(10,930)	4,301

Comprehensive income (loss)	$(19,053)	$968,128	$1,051,071

See accompanying notes to consolidated financial statements.

.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(In thousands)	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2010	424,090	$42,409	$1,565,585	$7,061,619	$3,695	121,700	$3,783,401
Shares issued upon exercise of stock options and vesting of restricted stock	892	89	2,807
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						273	8,489
Purchase of treasury stock						16,890	500,000
Tax provision related to stock options exercised by employees			(747)
Stock-based compensation			64,242
Other comprehensive income (loss)					4,301
Net income (loss)				1,046,770
Balance, March 31, 2011	424,982	42,498	1,631,887	8,108,389	7,996	138,863	4,291,890
Shares issued upon exercise of stock options and vesting of restricted stock	3,764	377	9,512
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						305	9,415
Purchase of treasury stock						21,472	850,000
Tax benefit related to stock options exercised by employees			18
Stock-based compensation			59,317
Other comprehensive income (loss)					(10,930)
Net income (loss)				979,058
Balance, March 31, 2012	428,746	42,875	1,700,734	9,087,447	(2,934)	160,640	5,151,305
Shares issued upon exercise of stock options and vesting of restricted stock	1,639	164	31,805
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						308	11,010
Purchase of treasury stock						2,938
Tax benefit related to stock options exercised by employees			1,807
Stock-based compensation			64,725
Other comprehensive income (loss)					13,050
Net income (loss)				(32,103)
Balance, March 31, 2013	430,385	$43,039	$1,799,071	$9,055,344	$10,116	163,886	$5,162,315

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	YEARS ENDED MARCH 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(32,103)	$979,058	$1,046,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,270	40,952	42,257
Amortization, impairments and write-offs	99,999	80,905	30,755
Stock-based compensation expense	64,725	59,317	64,242
Deferred income tax benefit and other non-cash tax items	(26,752)	(39,450)	44,263
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(6,248)	63,702	(59,833)
Inventories, net	(95,783)	162,166	16,404
Other current assets	8,247	62,685	(127,287)
Increase (decrease) in:
Accounts payable	3,074	(39,584)	60,562
Accrued expenses	94,831	(6,140)	(102,350)
Income tax liabilities	(3,106)	84,701	131,738
Contingent acquisition and other liabilities	(18,662)	(11,000)
Other	(378)	4,915	440
Net cash provided by operating activities	135,114	1,442,227	1,147,961

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,384)	(80,545)	(38,463)
Purchase of marketable securities	(3,476,059)	(2,026,247)	(2,942,226)
Redemption of marketable securities	2,968,734	2,697,149	2,900,869
Acquisitions		(1,262,651)
Purchase of intangible assets	(125,000)	(469,364)	(289,401)
Other investing activities	(108,077)

Net cash used in investing activities	(804,786)	(1,141,658)	(369,221)

Cash flows from financing activities:
Net proceeds from common stock options exercised by employees under stock option plans	31,969	9,889	2,896
Tax benefit (provision) related to stock-based compensation	1,807	18	(747)
Treasury stock transactions	(11,010)	(859,415)	(508,489)

Net cash provided by (used in) financing activities	22,766	(849,508)	(506,340)

Effect of exchange rate changes on cash	3,066	(9,384)	1,954

(Decrease) increase in cash and cash equivalents	(643,840)	(558,323)	274,354
Cash and cash equivalents, beginning of year	1,579,515	2,137,838	1,863,484
Cash and cash equivalents, end of year	$935,675	$1,579,515	$2,137,838

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$64,267	$190,984	$210,834

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

Basis of consolidation: The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) and include the accounts of Forest Laboratories, Inc. and its subsidiaries (“Forest” or “the Company”), all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated.

Estimates and assumptions: GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to, accounting for business combinations, sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves, and certain contingencies.  Actual results may vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications.

Foreign currency translation: The statements of operations of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates for the applicable period.  Gains and losses arising from foreign currency transactions are included in the statements of operations.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of the applicable period.  The resulting translation adjustments arising from changes in the exchange rates are recorded in Accumulated other comprehensive income/loss (AOCI).

Cash equivalents: Cash equivalents consist of highly liquid investments purchased with maturities within three months of the purchase date which are readily convertible into cash.

Inventories: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Pre-launch inventories: The Company may accumulate commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final U.S. Food and Drug Administration (FDA) approval.  The accumulation of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company plans to continue to accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with Company policy, all pre-launch inventory is expensed.  At March 31, 2013 and 2012, the Company had no pre-launch inventories.

Marketable securities: Marketable securities, which are all classified as available-for-sale, are stated at fair value based on quoted market prices in accordance with Accounting Standards Codification (ASC) 320, “Investments - Debt and Equity Securities”, and consist of high quality investments.

Accounts receivable and credit policies: The carrying amount of accounts receivable is reduced to fair value by recording a valuation allowance that reflects management's best estimate of the amounts that will not be collected.  In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, creditworthiness and economic trends.  From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term receivables:  Long-term receivables consist of balances that are due to the Company in a period greater than one year from the balance sheet date.  Long-term receivables, which are included within Other Assets, includes note receivables of $82.7 million and $25.4 million as of March 31, 2013, associated with the moksha8 and Nabriva Therapeutics (Nabriva) agreements, respectively.  Refer to Note 16 License and collaboration agreements for additional information.

Property, plant and equipment and depreciation (estimated useful lives are stated in years): Property, plant and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.

(In thousands)
Years ended March 31,	2013	2012	Depreciation period in years
Land	$32,740	$32,113
Buildings and improvements	333,577	286,835	10-50
Machinery, equipment and other	373,385	382,210	3-10
Property, plant and equipment	739,702	701,158
Less: accumulated depreciation	362,742	341,138
Property, plant and equipment, net	$376,960	$360,020

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment at March 31, 2013 and 2012 is construction in progress of $39.2 million and $56.8 million, respectively, for facility expansions at various locations necessary to support the Company’s current and future operations.  Projects currently in-process or under evaluation are estimated to cost approximately $104.4 million to complete.  For construction in progress, depreciation commences once the asset is placed into service.

Goodwill: Goodwill represents the excess of the fair value of the consideration transferred for an acquired business over the fair value of the identifiable net assets.  The Company completed its annual impairment assessments for the years ended March 31, 2013 and 2012 and concluded that goodwill was not impaired.

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

Sales incentives are generally given in connection with new product launches.  These sales incentives are recorded as a reduction of revenues and are based on terms fixed at the time goods are shipped.  New product launches may result in expected temporary increases in wholesaler inventories, which are closely monitored and historically have not resulted in increased product returns.

Shipping and handling costs: Presently, the Company does not charge its customers for any freight costs for domestic shipments in the ordinary course of business.  The amounts of such costs are included in Selling, general and administrative (SG&A) expense and are not material.

Research and development: Expenditures for Research and development (R&D), including upfront licensing fees and milestone payments (license payments) associated with developmental products that have not yet been approved by the FDA, are charged to R&D expense as incurred.  License payments due to third parties upon, or subsequent to, FDA approval are recorded as intangible assets and classified as License agreements, product rights and other intangibles, net.

Savings and profit sharing plans: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plans after becoming eligible for the respective plan (as defined in each of the plans).  In the Savings Plan, participants contribute a portion of their qualifying compensation each pay period, up to the allowable limit, and the Company provides a matching contribution as defined by the plan.  For the Profit Sharing Plan, the Company makes contributions on an annual basis, which are allocated to participants as defined by the plan.  All contributions made to the Profit Sharing Plan are at the discretion of the Company.  Savings and profit sharing contributions amounted to approximately $45.9 million, $43.4 million and $41.4 million for fiscal years 2013, 2012 and 2011, respectively.

Earnings (loss) per share: Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with ASC 718 “Compensation – Stock Compensation”, takes into consideration the compensation cost attributable to future services not yet recognized.

Accumulated other comprehensive income (loss): Other comprehensive income (loss) refers to revenues, expenses, gains and losses which are excluded from net income under GAAP.  These amounts are recorded as an adjustment to AOCI, which is reflected as a separate component of equity.  AOCI comprises the cumulative effects, net of taxes, of foreign currency translation, pension liability adjustments and unrealized gains (losses) on securities, and amounted to approximately $1.4 million, $(8.8) million and $17.5 million, respectively, at March 31, 2013 and $9.1 million, $(11.3) million and $(0.7) million, respectively, at March 31, 2012.

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

Long-lived assets, other than goodwill: Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, a charge is recorded in the Statement of Operations in that period, to adjust the carrying value of the related asset.  For the fiscal years ended March 31, 2013, 2012 and 2011, there were no such impairment charges recorded.

Stock-based compensation: The Company’s Compensation Committee and the Board of Directors awards stock options, restricted stock, and performance-based restricted stock units (PSUs) to employees and non-employee directors.  The fair value for stock options is calculated using the Black-Scholes valuation model, restricted stock is accounted for at fair value based upon the stock price on the date of grant and PSUs are accounted for using a Monte Carlo simulation model due to a market condition.  These compensation costs are amortized on a straight-line basis (net of forfeitures) over the requisite service period.

Compensation expense of $64.7 million ($45.7 million net of tax), $59.3 million ($44.3 million net of tax), and $64.2 million ($41.3 million net of tax) was charged to cost of sales, SG&A expense, and R&D expense for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2013 was $121.2 million pre-tax and the weighted average period over which the cost is expected to be recognized is approximately 2.3 years.

The following weighted average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Years ended March 31,	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected stock price volatility	25.10%	27.49%	27.32%
Risk-free interest rate	1.2%	1.4%	2.0%
Expected life of options (years)	7	7	7

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

Collaboration arrangements: The Company accounts for collaboration arrangements in accordance with ASC 808 - “Collaborative Agreements” pursuant to which payments to and receipts from our collaboration partners are presented in our Consolidated Statements of Operations based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance.

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

Recent accounting standards:

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires an entity to provide information about the amounts reclassified out of AOCI.   This standard became effective for the Company on January 1, 2013 and the adoption of this standard did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU amends FASB ASC Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard became effective for the Company on April 1, 2012 and the adoption of this standard did not have a significant impact on the Company’s financial statements.

2.  Net income (loss) per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)
Years ended March 31,	2013	2012	2011
Basic	266,807	273,561	291,058
Incremental shares attributable to share based compensation plans	-	455	117
Diluted	266,807	274,016	291,175

Options to purchase approximately 15.6 million shares of common stock at exercise prices ranging from $20.55 to $59.05 per share were not included in the computation of diluted shares for the year ended 2013 because their effect would be anti-dilutive.  Options to purchase approximately 14.4 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share were not included in the computation of diluted shares for the year ended 2012 because their effect would be anti-dilutive.  Options to purchase approximately 16.0 million shares of common stock at exercise prices ranging from $22.19 to $63.44 per share were not included in the computation of diluted shares for the year ended 2011 because their effect would be anti-dilutive.  These options expire through 2023.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Business operations:

The Company and its principal operating subsidiaries, which are located primarily in the United States (U.S.) and Europe, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are primarily in the U.S. and European markets.  The net sales and long-lived assets for the years ended March 31, 2013, 2012 and 2011, are from the Company’s or one of its subsidiaries’ country of origin, as follows:

(In thousands)	2013		2012		2011
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
U.S.	$2,769,541	$432,085	$4,261,976	$386,427	$4,126,030	$292,463
Ireland	60,014	2,759,428	61,747	2,759,069	33,145	763,787
United Kingdom	75,381	26,177	68,825	31,663	53,951	3,975
	$2,904,936	$3,217,690	$4,392,548	$3,177,159	$4,213,126	$1,060,225

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

(In thousands)
Years ended March 31,	2013	2012	2011
Central nervous system (CNS)	$1,997,188	$3,694,898	$3,688,764
Cardiovascular	483,733	381,621	311,769
Other	424,015	316,029	212,593
	$2,904,936	$4,392,548	$4,213,126

The Company’s CNS franchise consisting of Lexapro®, Namenda®, Savella®, Celexa® and Viibryd® accounted for 69%, 84% and 88% of the Company’s net sales for the years ended March 31, 2013, 2012 and 2011, respectively.

The following illustrates net sales to the Company’s principal customers:

	2013	2012	2011
McKesson Drug Company	38%	36%	37%
Cardinal Health, Inc.	29%	30%	32%
AmerisourceBergen Corporation	20%	20%	20%

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
March 31,	2013	2012
Trade	$403,331	$401,902
Other	74,701	69,882
	$478,032	$471,784

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
March 31,	2013	2012
Raw materials	$127,508	$93,037
Work in process	1,333	10,077
Finished goods	265,060	195,004
	$393,901	$298,118

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

The Company’s financial assets are measured at fair value and include its commercial paper investments, money market accounts, municipal bonds and notes, government agency bonds, corporate bonds, certificates of deposit, variable rate demand notes, floating rate notes and auction rate securities (ARS).  These assets are subject to the measurement and disclosure requirements of ASC 820.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the fair value hierarchy of the Company’s financial assets at March 31, 2013 and 2012:

(In thousands) Description	Fair value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$818,474	$818,474
Municipal bonds and notes	46,877		$46,877
Commercial paper	168,639	31,815	136,824
Variable rate demand notes	1,500		1,500
Auction rate securities	3,198			$3,198
Certificates of deposit	90,268	5,981	84,287
Corporate bonds	1,509,870		1,509,870
Government agency bonds	278,804		278,804

(In thousands) Description	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,059,868	$938,526	$121,342
Municipal bonds and notes	69,613		69,613
Commercial paper	556,794	284,981	271,813
Variable rate demand notes	4,000		4,000
Floating rate notes	467,259	467,259
Auction rate securities	25,089			$25,089
Certificates of deposit	215,801	87,904	127,897
Corporate bonds	568,775		568,775
Government agency bonds	152,916		152,916

The Company determines fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.  As of March 31, 2013 and 2012, the Company determined the value of the ARS portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and the amount of cash flows, and expected holding periods for the ARS.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)	Year ended March 31, 2013
Balance at beginning of period	$25,089
Sales	(21,139)
Unrealized loss	(752)
Balance at end of period	$3,198

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no purchases or material realized gains within the Level 3 ARS during the years ended March 31, 2013 and 2012.  The Company recorded sales of $21.1 million of its Level 3 ARS for the period ended March 31, 2013.

 At March 31, 2013, the Company held investments in ARS amounting to $3.2 million (with underlying maturities of 20 years) of which the entire balance is collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  The Company classifies the ARS as non-current assets held for sale under the heading “Marketable securities and investments” in the Company’s Consolidated Balance Sheets.

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

In addition to the above, the Company also has Level 3 fair value measurements related to the Clinical Data, Inc. (Clinical Data) acquisition; see Note 17 for further information.

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

7.  Marketable securities:

Available-for-sale debt securities consist of the following:

	March 31, 2013
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Municipal bonds and notes	$34,025	$34
Government agency bonds	87,227	125	$	(10)
Commercial paper	144,293	-
Certificates of deposit	47,977	-		(2)
Corporate bonds	425,676	1,286		(33)
Total current securities	739,198	1,445		(45)

Non-current:
Municipal bonds and notes	12,852	37
Government agency bonds	186,577	434		(19)
Certificates of deposit	22,999	-
Corporate bonds	1,084,194	5,290		(2,150)
Auction rate notes	3,198			(752)
Variable rate notes	1,500			( -)
Total non-current securities	1,311,320	5,761		(2,921)

Total available-for-sale debt securities	$2,050,518	$7,206	$	(2,966)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2012
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Municipal bonds and notes	$33,723	$52
Government agency bonds	92,829	123
Commercial paper	239,393	334	$	(70)
Certificates of deposit	91,819	320
Corporate bonds	210,852	76		(79)
Floating rate notes	178,939	281		(22)
Total current securities	847,555	1,186		(171)

Non-current:
Municipal bonds and notes	35,890	45
Government agency bonds	60,087	185
Commercial paper	14,682	111
Corporate bonds	305,697	779		(82)
Auction rate notes	25,089
Floating rate notes	254,193			(10,547)
Total non-current securities	695,638	1,120		(10,629)

Total available-for-sale debt securities	$1,543,193	$2,306		$(10,800)

Proceeds from the sales of available-for-sale debt securities were $3.0 billion and $2.7 billion during fiscal years 2013 and 2012, respectively.  Gross realized gains on those sales during fiscal years 2013 and 2012 were $1.3 million and $4.4 million, respectively.  For purposes of determining gross realized gains and losses, the cost of securities is based on average cost.  The Company records holding gains/losses on available for sale securities in AOCI.  The Company had a net unrealized gain of $4.2 million and a net unrealized loss of $8.5 million at March 31, 2013 and 2012, respectively.  The preceding does not include the Company’s investment in Ironwood Pharmaceuticals, Inc. (Ironwood) of $38.1 million and $27.7 million at March 31, 2013 and 2012, respectively, which is held at fair market value based on the quoted market price for the related security.

Contractual maturities of available-for-sale debt securities at March 31, 2013 are as follows:

(In thousands)
Estimated fair value
Within one year	$739,198
1-5 years	1,303,416
5-10 years	-
After 10 years	7,904
$2,050,518

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

8.  Intangible assets:

License agreements, product rights and other intangibles consist of the following:

(In thousands)	March 31, 2013		March 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	$1,528,114	$160,805	$1,403,114	$107,314
Product rights	89,407	61,472	90,817	52,929
Buy-out of royalty agreements	798,617	66,222	798,617	28,257
Trade names	34,190	34,190	34,190	34,190
Total	$2,450,328	$322,689	$2,326,738	$222,690

Amortization of license agreements, product rights and other intangibles charged to SG&A expense and cost of goods sold for fiscal years ended March 31, 2013, 2012 and 2011 amounted to approximately $99.9 million, $80.9 million and $30.8 million, respectively.  Future annual amortization expense expected is as follows:

(In thousands)
Years ending March 31,
2014	$135,362
2015	210,118
2016	238,809
2017	284,804
2018	335,950
$1,205,043

Refer to Note 16 License and collaboration agreements for further detail.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Accrued expenses:

Accrued expenses consist of the following:

(In thousands)
March 31,	2013	2012
Managed care and Medicaid rebates	$230,173	$217,546
Employee compensation and other benefits	181,995	147,101
Clinical research and development costs	129,663	112,839
Other	298,511	268,025
	$840,342	$745,511

10.  Debt facility:

On December 4, 2012, the Company established a $750 million revolving credit facility for the purpose of providing financial liquidity for financing strategic business development and general corporate purposes.  This revolving credit facility expires on December 4, 2017 and replaces the $500 million credit agreement that expired on December 7, 2012.  The facility can be increased to $1.0 billion based upon agreement with the participating lenders.  As of May 22, 2013, the Company has not drawn any funds from the available credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.

11.  Commitments:

Leases:  The Company leases manufacturing, laboratory, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2027.  Rent expense was approximately $45.3 million, $39.5 million and $33.0 million for fiscal years ended March 31, 2013, 2012 and 2011, respectively.  Future minimum rental payments under non-cancellable leases are as follows:

(In thousands)
Years ending March 31,
2014	$43,836
2015	37,365
2016	26,188
2017	21,980
2018	17,267
Thereafter	93,109
$239,745

License agreements:  The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional development milestone payments totaling approximately $681 million.  These development milestone payments become due and are payable only upon the achievement of certain specific research and development milestones (approximately $232 million) and regulatory approval (approximately $449 million) milestones.  The specific timing of such development milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, the Company may be obligated to pay sales milestones contingent upon the achievement of specific sales levels.  For commercially launched products, the Company may be obligated to pay sales milestones up to $290 million in the future.

Inventory purchase commitments and other: The Company has inventory purchase and other commitments of $125.4 million as of March 31, 2013.

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

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$20.55 to $30.00	4,520	7.5	$27.83	1,793	$26.53
30.01 to 50.00	10,054	6.7	34.87	5,034	36.52
50.01 to 59.05	977	2.4	54.05	977	54.05
	15,551	6.7	34.03	7,804	36.42

Transactions under the stock option plan are summarized as follows:
(In thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:
Outstanding at March 31, 2010 (at $20.55 to $63.44 per share)	18,701	$38.05
Granted (at $26.18 to $32.28 per share)	3,241	31.14
Exercised (at $20.55 to $31.27 per share)	(115)	25.17
Forfeited and Expired	(4,742)	37.79

Outstanding at March 31, 2011 (at $20.55 to $63.44 per share)	17,085	$36.90
Granted (at $30.00 to $34.49 per share)	3,758	31.04
Exercised (at $20.55 to $39.88 per share)	(351)	28.19
Forfeited and Expired	(3,249)	39.89

Outstanding at March 31, 2012 (at $20.55 to $59.05 per share)	17,243	$35.24
Granted (at $34.04 to $38.10 per share)	2,368	34.26
Exercised (at $31.28 to $38.45 per share)	(1,137)	28.52
Forfeited and Expired	(2,923)	43.70

Outstanding at March 31, 2013 (at $20.55 to $59.05 per share)	15,551	$34.03	6.7	$82,456

Exercisable at March 31, 2013	7,804	$36.42	5.2	$32,792

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted Stock		Performance Stock Units
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Restricted stock:
Outstanding at March 31, 2010	1,886	$29.46
Granted	1,272	31.82
Vested	(777)	29.61
Forfeited	(106)	29.88

Outstanding at March 31, 2011	2,275	$30.72
Granted	1,239	30.43
Vested	(928)	30.66
Forfeited	(101)	30.62

Outstanding at March 31, 2012	2,485	$30.60	-	-
Granted	613	34.27	410	$36.12
Vested	(1,047)	30.13	-	-
Forfeited	(88)	31.86	-	-

Outstanding at March 31, 2013	1,963	$31.96	410	$36.12

At March 31, 2013, 7.7 million shares were available for grant.

The total intrinsic value of stock options exercised during the years ended March 31, 2013, 2012 and 2011 was $8.7 million, $2.5 million and $0.8 million, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2013, 2012 and 2011 was $37.5 million, $28.6 million and $24.3 million, respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2013, 2012 and 2011 were $10.04, $9.68 and $10.00, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2013, 2012 and 2011 was approximately $32.0 million, $9.9 million and $2.9 million, respectively.  In connection with these exercises, the Company recorded a net tax benefit of $1.8 million for the year ended March 31, 2013, a net tax benefit of $0.02 million for the year ended March 31, 2012 and a net tax provision of $0.7 million, for the year ended March 31, 2011.  The Company settles employee stock option exercises and restricted stock releases with newly issued common shares.

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

Following the Seventh Circuit’s affirmation of the directed verdict in the Company’s favor, Forest has secured the voluntary dismissal of the conspiracy allegations contained in all of the federal cases brought by individual plaintiffs who elected to “opt-out” of the federal class action, which cases were included in the coordinated proceedings, as well as the dismissal of similar conspiracy and price discrimination claims pending in various state courts.  The Company remains a defendant, together with other manufacturers, in many of the federal opt-out cases included in the coordinated proceedings to the extent of claims alleging price discrimination in violation of the Robinson-Patman Act.  While no discovery or other significant proceedings with respect to the Company has been taken to date in respect of such claims, there can be no assurance that the Company will not be required to actively defend such claims or to pay substantial amounts to dispose of such claims.  However, by way of a decision dated January 25, 2007, the judge handling the Robinson-Patman Act cases for certain of a smaller group of designated defendants whose claims are being litigated on a test basis, granted summary judgment to those designated defendants against a group of designated plaintiffs due to those plaintiffs’ failure to demonstrate any antitrust injury.  Subsequently, the Court also granted the designated defendants’ motion for summary judgment with respect to the designated plaintiffs’ effort to obtain injunctive relief.  The litigation is continuing with appeals regarding the decisions of the district court.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest Laboratories, Inc. (FLI) and Forest Pharmaceuticals, Inc. (FPI) have been named, in one capacity or another, as defendants, along with numerous other manufacturers of pharmaceutical products in various actions which allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) which did not correspond to actual provider costs of prescription drugs.  Actions brought by nearly all of the counties of the State of New York (first action commenced January 14, 2003) and by the State of Iowa (commenced October 9, 2007) were pending in the U.S. District Court for the District of Massachusetts under the caption “In re Pharmaceutical Industry AWP Litigations” for coordinated treatment.  In addition, various state court actions are, or were, pending in the States of Alabama (commenced January 26, 2005), Alaska (commenced October 6, 2006), Hawaii (commenced April 27, 2006), Idaho (commenced June 8, 2007), Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), Kansas (commenced November 3, 2008), Oklahoma (commenced September 3, 2010), and Louisiana (commenced October 28, 2010), as well as the Commonwealth of Kentucky (commenced November 4, 2004).  Furthermore, state court actions pending in the State Court of New York were brought by three of the New York counties, Erie (commenced March 8, 2005), Schenectady (commenced May 10, 2006) and Oswego (commenced May 11, 2006).  An additional action was filed by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance Plan (commenced July 27, 2009).  Forest was also recently named in a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin (February 20, 2012) which the State declined to join.  Finally, Forest has received a Civil Investigative Demand from the State of Texas regarding virtually identical issues to those raised in the various AWP lawsuits.  The Demand involves only generic drugs distributed by Inwood Laboratories.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Forest has reached settlements in the Alabama, Alaska, Hawaii, Idaho, Iowa, Kansas, Kentucky, and Oklahoma actions, as well as all of the actions brought by the New York counties in federal and state court, as well as the action brought by the State of Mississippi on behalf of the State and School Employees’ Life and Health Insurance plan.  Forest has also settled with the State of Texas before the commencement of a lawsuit.  The Company’s settlement payments are not material to its financial condition or results of operations.

Forest remains a defendant in the Illinois, Louisiana, Mississippi, and Utah actions, as well as the Wisconsin qui tam action.  Discovery is ongoing.  Motions to dismiss with respect to the Illinois, Louisiana, and Mississippi actions were denied.  The motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead.  The plaintiff filed another Amended Complaint, and the defendants have filed a motion to dismiss, which will be argued sometime in the next two months.  The motion to dismiss the Wisconsin qui tam complaint is pending.  It is not anticipated that any trials involving Forest in these matters will take place before 2014, although technically all of the brand companies are potentially subject to a November 2013 trial date in Louisiana.

FLI and FPI are defendants in three federal actions filed on behalf of individuals who purchased Celexa or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a multi-district litigation (MDL) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as purported nationwide class actions, and one of which is a purported California-wide class action, allege that FLI and FPI marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri consumer protection statute and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed amended complaints seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes.

On May 3, 2013, an action was filed in the U.S. District Court for the Central District of California seeking to certify a state-wide class action in California and alleging that FLI and FPI’s promotion of Lexapro for adolescent depression was deceptive.  Plaintiffs’ motions for class certification related to these amended complaints are due June 28, 2013.  FLI and FPI intend to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FLI and/or FPI are also named as defendants in two similar actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, arising from nearly identical allegations as those contained in the federal actions described in the immediately preceding paragraph.  The first action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only FPI, which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing.  The second action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  FLI and FPI intend to continue to vigorously defend against both of these actions.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company received a subpoena dated April 20, 2011 from the Office of the U.S. Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT (collectively Benicar) and Azor, prescription medications approved for the treatment of hypertension.  The Company co-marketed Benicar from 2002 to 2008 together with the drug’s originator Daiichi Sankyo, Inc. pursuant to co-promotion agreements.  The Company is cooperating in responding to the subpoena.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company received a subpoena dated May 6, 2013 from the Office of the U.S. Attorney for the Southern District of New York.  The subpoena requests documents relating to Tudorza Pressair.  The Company is cooperating in responding to the subpoena.

The Company received a subpoena dated January 26, 2006 from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to its commercial relationship with Omnicare, Inc. (Omnicare), a long-term care pharmacy provider, including but not limited to documents concerning its contracts with Omnicare, and rebates and other payments made by the Company to Omnicare.  The Company understands that the subpoena was issued in connection with that office’s investigation of potential criminal violations of federal healthcare laws by Omnicare and potentially others.  The Company is cooperating in this investigation.

The Company currently is defending approximately 161 product liability lawsuits.  Fourteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  One hundred and forty-six of the lawsuits allege that Celexa or Lexapro caused various birth defects.  Each lawsuit seeks substantial compensatory and punitive damages.  The Company is vigorously defending these suits.

A MDL was established for the majority of the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the U.S. District Court for the Eastern District of Missouri.  The remaining twelve cases in the MDL are expected to be remanded in the near future to the federal district courts in which they were filed originally.  A state court case involving a young woman who allegedly attempted suicide is set for trial in August 2013 in Montgomery, Alabama.

The majority of the various birth defect cases have been consolidated in Cole County Circuit Court in Missouri.  Sixteen cases have been filed in the Superior Court of New Jersey (ten in Atlantic County and six in Hudson County).  The New Jersey cases have been removed to the U.S. District Court for the District of New Jersey.  The Company expects that the state court consolidation will ease the burden of defending these cases.  The Company hopes that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide it with a meaningful opportunity to vindicate the Company’s products.  However, litigation is inherently subject to uncertainty and the Company cannot predict or determine the outcome of this litigation.  The Company generally maintains $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

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

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned “In re Nebivolol (‘040) Patent Litigation.”  Fact discovery is scheduled to be completed by June 8, 2013, and expert discovery is scheduled to be completed by November 22, 2013.  A claim construction hearing is scheduled for July 26, 2013.  No trial dates have been set.

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

In July 2012, the Company was named as a defendant (along with FPI) in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.”  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they are current or former Company Sales Representatives or Specialty Sales Representatives.  In March 2013, Plaintiffs filed a second amended complaint, adding one additional plaintiff: Tracy Le, a current Company Sales Representative.  The action is a putative class and collective action, and the second amended complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act.  The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment.  The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The second amended complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  The Company filed a motion to dismiss certain claims on April 29, 2013.  The Company believes there is no merit to Plaintiffs’ claims and intends to vigorously defend this lawsuit.  At this time, the Company believes an unfavorable outcome is less than probable and is unable to estimate the reasonably possible loss or range of possible loss, but does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  Income taxes:

The components of income before income tax expense were:

(In thousands)
Years ended March 31,	2013	2012	2011
U.S.	$(21,334)	$325,882	$330,511
Foreign	(23,524)	911,806	1,007,225
Income before income tax expense	$(44,858)	$1,237,688	$1,337,736

The provision for income taxes consists of the following:

(In thousands)
Years ended March 31,	2013	2012	2011
Current:
U.S. federal	$20,134	$222,012	$162,020
State and local	(8,258)	26,984	23,574
Foreign	10,176	52,452	56,866
	22,052	301,448	242,460
Deferred:
U.S.	(33,959)	(41,970)	45,997
Foreign	(848)	(848)	2,509
	(34,807)	(42,818)	48,506
	$(12,755)	$258,630	$290,966

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(88.8)	(16.1)	(17.9)
Research credit	46.0	(1.0)	(1.0)
State and local taxes, less federal tax benefit	(16.9)	1.4	1.1
Unrecognized tax benefit – audit settlement and statute expiration	54.7	0.0	0.0
Government investigation	0.0	0.0	2.1
Permanent differences and other items	(1.6)	1.6	2.5
	28.4%	20.9%	21.8%

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective tax rate for fiscal years 2013, 2012 and 2011 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the U.S.

Net deferred income taxes relate to the following timing differences:

(In thousands)
March 31,	2013		2012
Inventory reserves		$42,924		$42,121
Receivable allowances and other reserves		37,169		33,912
Property, plant and equipment		(24,302)		(12,759)
Intangible assets		(255,260)		(278,853)
Carryforwards and credits		64,378		57,740
Accrued liabilities		65,193		56,821
Employee stock option tax benefits		41,726		39,953
Other (includes reserve for legal contingencies)		21,169		29,398
		(7,003)		(31,667)
Valuation allowance		(9,787)		(11,875)
Deferred taxes, net	$	(16,790)	$	(43,542)

The Company has federal, state and local net operating loss carryforwards as well as excess charitable contribution carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2013 and 2029.  Although not material, valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase as the Company determined that it was more likely than not that these benefits will not be realized.

At March 31, 2013, U.S. taxes have not been provided on approximately $6.3 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings are indefinitely reinvested offshore.  If, in the future, these earnings are repatriated to the U.S., or if such earnings are expected to be remitted in the foreseeable future, additional tax provisions would be required.  Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

The Company’s income tax returns for fiscal years prior to 2003 in most jurisdictions and prior to 2007 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-2002 fiscal years, including the Internal Revenue Service.  The Company has received a preliminary transfer pricing assessment from the IRS for fiscal years 2004, 2005 and 2006 and the matter likely will be settled within the next 12 months.  If the Company were to agree to this preliminary assessment it would be within previously established tax reserves.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has agreed with assessments from the New York State Department of Taxation and New York City Department of Finance for fiscal years 1999-2002 related to issues surrounding how the Company accounted for New York State and New York City corporation taxes on a combined basis.  Such assessment resulted in additional New York State and New York City corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

As of March 31, 2013 the Company’s Consolidated Balance Sheet reflects unrecognized tax benefits (UTBs) of $492.1 million of which $466.0 million would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

(In thousands)	2013	2012
Balance at beginning of period	$498,292	$426,398
Additions related to prior year positions	2,011	5,406
Reductions related to prior year positions	(1,630)	(874)
Reduction related to audit settlement	(7,806)	(13,177)
Reduction related to statute expiration	(11,500)	(6,530)
Additions related to current year positions	12,721	87,069
Balance as of March 31	$492,088	$498,292

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2013 and 2012, the Company recognized $14.8 million and $12.8 million of interest and penalties, respectively.  Accrued interest related to UTBs totaled $75.2 million and $72.1 million as of March 31, 2013 and 2012, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

15.  Quarterly financial data (unaudited):

(In thousands)	Net sales	Gross profit	Net income (loss)	Diluted earnings per share
2013
First quarter	$751,766	$583,543	$55,285	$0.21
Second quarter	692,017	542,294	20,777	0.08
Third quarter	677,967	524,656	(153,608)	(0.58)
Fourth quarter	783,186	605,360	45,443	0.17

2012
First quarter	$1,104,135	$850,338	$258,137	$0.90
Second quarter	1,130,250	866,266	249,813	0.91
Third quarter	1,161,254	898,522	278,436	1.04
Fourth quarter	996,909	779,335	192,672	0.72

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.  License and collaboration agreements:

The Company and Almirall, S.A. (Almirall) received FDA approval for Tudorza TM Pressair TM in July 2012, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease, including chronic bronchitis and emphysema.  The Company licensed rights to aclidinium in the U.S. through an agreement with Almirall pursuant to which the Company made a milestone payment of $40 million which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Tudorza Pressair.

On November 14, 2012, the Company announced an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of a fixed dose combination (FDC) of Namenda XR TM (memantine HCl extended release) and donepezil HCl which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  Pursuant to the agreement, the Company made an upfront payment of $65 million during the quarter ended December 31, 2012 which was recorded in R&D expense.  The Company may be obligated to pay up to $95 million in future milestones if development and commercialization efforts are successful.  The Company will have exclusive commercialization rights for this FDC in the U.S.

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

Ironwood collaboration agreement

In September 2007, the Company entered into a collaboration agreement with Ironwood to jointly develop and commercialize Linzess TM for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC). Under the terms of the Ironwood collaboration agreement, the Company shares equally with Ironwood all profits and losses from the development and sale of linaclotide in the U.S. In addition, Forest obtained exclusive rights to the linaclotide license in Canada and Mexico, for which the Company will pay royalties to Ironwood based on net sales, subject to receiving regulatory approval.

The Company made non-refundable, up-front payments totaling $70 million to Ironwood.  The agreement also included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of March 31, 2013, payments totaling $230 million, relating mostly to development milestones, have been made.  The Company may be obligated to pay up to an additional $100 million if certain sales milestones are achieved.  The contingent equity investment required the Company to purchase $25 million of Ironwood's convertible preferred stock when a specific clinical milestone was met. This investment is classified within long-term marketable securities and recorded at fair value. The fair value of the investment at March 31, 2013 is $38.1 million.

In August 2012, the FDA approved Linzess as a once-daily treatment for adult men and women suffering from IBS-C or CIC.  Pursuant to the Ironwood collaboration agreement, the Company made a milestone payment of $85 million to Ironwood which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Linzess.

For the year ended March 31, 2013, Linzess sales in the U.S. totaled $23.7 million.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools; the Development pool which consists of R&D expenses and the Commercialization pool which consists of revenue, cost of sales and SG&A expenses. The net payment or receipt from Ironwood for the Commercialization pool is recorded in SG&A and the net payment or receipt for the Development pool is recorded in R&D.
The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

(In thousands)	Year ended March 31,
	2013	2012	2011
Revenue
Net Sales of Linzess	$23,728	$--	$--
Cost of sales
Cost of sales of Linzess	1,010	--	--
SG&A
Payment to/ (receipt from) Ironwood for the Commercialization pool	(39,244)	(2,425)	724
R&D
Payment to/ (receipt from) Ironwood for the Development pool	(4,368)	2,884	19,610

moksha8 agreements

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company will provide up to $125 million in debt financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals, of which $82.7 million was funded as of March 31, 2013.  The Company recorded assets totaling $82.7 million in connection with this agreement which are included within the ‘Other assets’ caption in the Balance Sheet.  The loan is collateralized by the assets of moksha8.  At the conclusion of this two-year period, the Company will have the option to acquire moksha8 in a merger transaction at a fixed price of $157 million.  At such time, moksha8 shareholders will have the ability to put to Forest all interests of moksha8 at a fixed price of $144 million, provided that moksha8 has achieved certain business objectives.

The balances recorded in the Company’s consolidated Balance Sheet in connection with the agreements with moksha8 are as follows:

(In thousands)	March 31,
	2013	2012
Value of call/put option	$10,700	$--
Loan receivable	72,000	--

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Business combinations:

On April 13, 2011, the Company acquired Clinical Data, a specialty pharmaceutical company, for $30 per share, plus contingent consideration, per a Contingent Value Rights agreement (CVR) of up to $6 per share if certain milestones connected to sales of Viibryd, one of the acquired products, are achieved.  The acquisition was consummated by a wholly-owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Clinical Data and all related securities.

The Company fully integrated the operations of Clinical Data into its existing structure.  The aggregate consideration paid was approximately $1.3 billion, which the Company financed with existing cash.

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

The approximate range of undiscounted amounts the Company may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•  estimated net sales projections

•  the probability of success for sales milestones for Viibryd; and

•  the risk adjusted discount rate for fair value measurement

The fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of the contingent consideration are recorded in earnings.  During the fourth quarter of fiscal 2013, the Company determined the fair value of the contingent consideration to be zero.  This resulted in an adjustment of $25.2 million which is included in SG&A expense.

As a result of our acquisition, we obtained a license agreement with Merck KGaA under which we have the exclusive worldwide rights to develop and market Viibryd (vilazodone HCl), an antidepressant developed by Clinical Data for the treatment of adults with major depressive disorder.  Viibryd was approved by the FDA for this indication in January 2011.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Acquired goodwill included the combined synergies of the purchased business, the assembled workforce and the broadening of the Company’s antidepressant portfolio, a therapeutic area in which the Company has extensive experience.

In Viibryd, the Company obtained a newly approved product that joined the Company’s portfolio of products, and which contributed to offsetting the expiration of the patent for Lexapro.  Sales of Lexapro accounted for approximately 48% of the Company’s net sales in fiscal 2012.  Lexapro faced generic competition as a result of its patent expiration in March 2012.  Sales of Lexapro accounted for approximately 7% of the Company’s net sales in fiscal 2013.  In addition, the Company gained access to Clinical Data’s earlier stage development projects in various therapeutic areas.  The intangible asset recorded at acquisition relates to Viibryd, which will be amortized over 12 years reflecting the life of a patent that covers Viibryd that expires in fiscal 2023.  None of the goodwill was deductible for tax purposes.  The carrying amount of the goodwill at the end of the fiscal 2013 was $698.1 million.

SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance at beginning of period	Additions	Deductions		Balance at end of period

Year ended March 31, 2013:

Allowance for doubtful accounts	$2,290	$27	$314	(i)	$2,003
Allowance for cash discounts	8,156	73,430	72,345	(ii)	9,241
Inventory reserve	23,785	1,000	6,344	(i)	18,441

Year ended March 31, 2012:

Allowance for doubtful accounts	$2,298	$49	$57	(i)	$2,290
Allowance for cash discounts	13,985	107,892	113,721	(ii)	8,156
Inventory reserve	16,743	8,042	1,000	(i)	23,785

Year ended March 31, 2011:

Allowance for doubtful accounts	$17,192	$161	$15,055	(i,iii)	$2,298
Allowance for cash discounts	13,270	103,909	103,194	(ii)	13,985
Inventory reserve	20,243	1,072	4,572	(i)	16,743

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in Item 8 of this report under the headings Management’s Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our current fiscal year, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

              Information relating to our Board of Directors, Executive Officers and Corporate Governance can be found in our Proxy Statement.

      Code of Ethics

      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our other officers and employees and can be found on our website, www.frx.com, under the “Investors” link. We will also provide a copy of our code of ethics to any person without charge upon his or her request. Any such request should be directed to our Corporate Secretary at 909 Third Avenue, New York, New York 10022.  We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.”

Item 11. Executive Compensation

                Information relating to Executive Compensation can be found in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

       The following sets forth certain information as of March 31, 2013 with respect to our compensation plans under which Forest securities may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	18,129,111	$34.03	(2)	7,698,391
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	18,129,111	$34.03		7,698,391

(1) Total includes 614,082 performance-based restricted stock units (PSUs), which are earned after a three year period based on achievement of financial objectives established by the Compensation Committee at the time of grant, and settled in shares of Company common stock.  While actual payments pursuant to PSUs may range between 0% to 150% of the targeted number of shares covered by the PSUs, the table assumes that the PSUs will be paid out at 150% of the targeted level, which the reflects the number of shares reserved for issuance in connection with the PSUs.

(2) Outstanding restricted stock awards and PSUs are excluded, as these awards and units do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information relating to Certain Relationships and Related Transactions, and Director Independence can be found in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

    Information relating to Principal Accountant Fees and Services can be found in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following consolidated financial statements of the Company and its subsidiaries are found at Item 8:
Consolidated Balance Sheet – March 31, 2013 and 2012
Consolidated Statements of Operations – Years Ended March 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income (Loss) – Years Ended March 31, 2013, 2012, and 2011
Consolidated Statements of Stockholders’ Equity – Years Ended March 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows – Years Ended march 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

3.	Exhibits:
2.1
Agreement and Plan of Merger dated February 22, 2011, among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed February 25, 2011 (February 25, 2011 8-K).

2.2
Amendment No. 1 dated as of April 4, 2011, to the Agreement and Plan of Merger among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed April 4, 2011.

2.3
Agreement and Plan of Merger dated December 13, 2006 by and among Forest Laboratories, Inc., FL Acquisition Corp., Cerexa, Inc. and Dennis Podlesak and Eckard Weber, M.D., as Shareholders’ Agents.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended December 31, 2006.*

3.1	Articles of Incorporation of Forest, as amended and restated. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2008.
3.2	Bylaws of Forest, as amended. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) dated March 2, 2009.
3.3
Certificate of Designations for Forest Laboratories, Inc. Series B Junior Participating Preferred Stock. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 28, 2012.

4.1
Rights Agreement, dated as of August 27, 2012, between Forest Laboratories, Inc. and Computershare Shareowner Services LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 28, 2012.

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

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.11	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.12	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.13	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.14	Consultant Services Letter Agreement, as amended and restated April 22, 2013, between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff.

10.15	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2000.

10.16	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.

10.17
2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.

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

10.22
Form of Employee Stock Unit Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.

10.23
Form of Employee Stock Unit Agreement (Performance-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.

10.24	Forest Laboratories, Inc. Annual Incentive Compensation Plan. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2012.

10.25
Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) dated December 7, 2007.

10.26
Amendment No. 1 dated October 19, 2012 to the Credit Agreement dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 28, 2012.

10.27
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

10.28
Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended September 30, 2010 (September 30, 2010 10-Q).

10.29
Plea Agreement dated September 15, 2010 among the U.S. Attorney for the District of Massachusetts, the U.S. Department of Justice, and Forest Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2010 10-Q.

10.30
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

10.31
Fixed Dollar Collared Accelerated Share Repurchase Transaction dated June 3, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co. LLC.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed June 9, 2011.

10.32
Fixed Dollar Accelerated Share Repurchase Transaction dated August 15, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011 (September 30, 2011 10-Q).

10.33
Fixed Dollar Collared Accelerated Share Repurchase Transaction dated August 15, 2011 as amended and restated, between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to September 30, 2011 10-Q.

10.34
Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2002 (2002 10-K).*

10.35	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.36	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.37
Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Limited and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the fiscal quarter ended December 31, 2005.*

10.38
Settlement Agreement among Forest Laboratories, Inc., H. Lundbeck A/S, Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated July 10, 2009.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

10.39
License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.*

10.40
License and Collaboration Agreement (the Cypress License) dated January 9, 2004 between the Registrant and Cypress Bioscience, Inc. (Cypress) filed as Exhibit 10.26 to Cypress’s Annual Report on the Form 10-K (Commission File No. 0-12943) of Cypress for the year ended December 31, 2003 (Cypress 2003 10-K).*

10.41	Side Letter dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.27 to the Cypress 2003 10-K.*

10.42	Letter Agreement dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.28 to the Cypress 2003 10-K.*

10.43	Amendment to the Cypress License filed as Exhibit 10.1 to Cypress’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended June 30, 2005.*

10.44	License Agreement dated September 30, 2003 by and between Takeda Chemical Industries, Ltd. and Peninsula Pharmaceuticals, Inc. Incorporated by reference to the 2011 10-K.*

10.45
First Amendment to Agreement dated November 4, 2004 by and between Takeda Pharmaceutical Company Limited (f/k/a Takeda Chemical Industries, Ltd.) and Peninsula Pharmaceuticals, Inc.  Incorporated by reference to the 2011 10-K.

10.46
Second Amendment to Agreement dated November 19, 2007 by and among Takeda Pharmaceutical Company Limited, Cerexa Inc. and Forest Laboratories Holdings Limited.  Incorporated by reference to the 2011 10-K.*

10.47	License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2011 10-Q. *

10.48
Collaboration and Distribution Agreement dated August 7, 2009 by and between Nycomed GmbH and Forest Laboratories Holdings Limited.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No, 1-5438) for the quarter ended December 31, 2011. *

10.49
License, Development, Commercialisation and Cooperation Agreement, dated as of April 7, 2006 and as amended to date, by and between Almirall Prodesfarma, S.A. and Forest Laboratories Holdings Limited.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended December 31, 2012.**

10.50
Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-163275) of Ironwood Pharmaceuticals, Inc. filed February 2, 2010.**

10.51
Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holdings Limited. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.*

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

***Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets – March 31, 2013 and 2012, (ii) Consolidated Statements of Operations – years ended March 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) – years ended March 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 23, 2013
FOREST LABORATORIES, INC. By: /s/ Howard Solomon Howard Solomon Chairman of the Board Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Howard Solomon Howard Solomon	Chairman of the Board Chief Executive Officer President and Director	May 23, 2013
PRINCIPAL FINANCIAL OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Executive V.P, Finance & Administration and Chief Financial Officer	May 23, 2013
PRINCIPAL ACCOUNTING OFFICER:
/s/ Rita Weinberger Rita Weinberger	V.P Controller and Principal Accounting Officer	May 23, 2013
DIRECTORS:
/s/ Nesli Basgoz Nesli Basgoz	Director	May 23, 2013
/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	May 23, 2013
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 23, 2013
/s/ Pierre Legault Pierre Legault	Director	May 23, 2013
/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	May 23, 2013
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	Director	May 23, 2013
/s/ Lester B. Salans Lester B. Salans	Director	May 23, 2013
/s/ Brenton L. Saunders Brenton L. Saunders	Director	May 23, 2013
/s/ Peter J. Zimetbaum Peter J. Zimetbaum	Director	May 23, 2013