Form 10-K/A
period 2013-03-31
FOREST LABORATORIES INC
filed 2013-06-13
CIK 38074

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 of Forest Laboratories, Inc., a Delaware corporation (the “Company”, or “we”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2013 (the “Original 10-K”).  In reliance upon the Rule 12b-32 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Original 10-K incorporated the Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between the Company and Ironwood Pharmaceuticals, Inc.  (“Ironwood” and such agreement, the “Collaboration Agreement”) into Item 15 by reference to Exhibit 10.9 to Ironwood’s Registration Statement on Form S-1 (File No. 333-163275) that was filed with the SEC on February 2, 2010.  The Collaboration Agreement as filed by Ironwood contained certain confidential information which was redacted pursuant to a confidential treatment request that was filed by Ironwood and approved by the SEC.  Since the original filing was subject to confidential treatment, the Staff requested that we file the Collaboration Agreement as an exhibit rather than incorporate it into our Annual Report on Form 10-K by reference.  Accordingly, we are filing this Amendment to so include the Collaboration Agreement as an exhibit to our Annual Report on Form 10-K, as well as to make corresponding changes to the Table of Contents and Item 15 to reflect the filing of the Collaboration Agreement as an exhibit to this Amendment.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits  31.3 and 31.4.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

TABLE OF CONTENTS
(Quick Links)
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT 10.50
EXHIBIT 31.3
EXHIBIT 31.4

PART IV

Item 15.	Exhibits, Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following consolidated financial statements of the Company and its subsidiaries are found at Item 8:
Consolidated Balance Sheet – March 31, 2013 and 2012†
Consolidated Statements of Operations – Years Ended March 31, 2013, 2012, and 2011†
Consolidated Statements of Comprehensive Income (Loss) – Years Ended March 31, 2013, 2012, and 2011†
Consolidated Statements of Stockholders’ Equity – Years Ended March 31, 2013, 2012, and 2011†
Consolidated Statements of Cash Flows – Years Ended March 31, 2013, 2012, and 2011†
Notes to Consolidated Financial Statements†

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

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.11	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.12	Amended and Restated Change of Control Employment Agreement between Forest and David Solomon dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.13	Amended and Restated Change of Control Employment Agreement between Forest and Raymond Stafford dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q.

10.14	Consultant Services Letter Agreement, as amended and restated April 22, 2013, between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff.†

10.15	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2000.

10.16	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.

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

10.50	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.**††

10.51
Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holdings Limited. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.*

21	List of Subsidiaries.†

23	Consent of Independent Registered Public Accounting Firm.†

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.PRE	XBRL Taxonomy Presentation Linkbase Document†

101.CAL	XBRL Taxonomy Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Label Linkbase Document†

101.DEF	XBRL Taxonomy Definition Linkbase Document†

*Confidential treatment has been granted as to certain portions of these Exhibits.

**Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

†Previously filed with Forest Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013.

††Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 13, 2013
FOREST LABORATORIES, INC. By: /s/ Howard Solomon Howard Solomon Chairman of the Board Chief Executive Officer President and Director
FOREST LABORATORIES, INC. By: /s/ Francis I. Perier, Jr. Francis I. Perier, Jr. Executive V.P, Finance & Administration and Chief Financial Officer
FOREST LABORATORIES, INC. By: /s/ Rita Weinberger Rita Weinberger Principal Accounting Officer