Form 10-Q
period 2013-06-30
FOREST LABORATORIES INC
filed 2013-08-07
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Number of shares outstanding of Registrant's Common Stock as of August 6, 2013: 268,438,195

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2013	March 31, 2013

Assets

Current assets:
Cash (including cash equivalent investments of $795,365 at
June 30, 2013 and $867,112 at March 31, 2013)	$834,990	$935,675
Marketable securities	819,148	739,198
Accounts receivable, less allowance for doubtful accounts of
$2,006 at June 30, 2013 and $2,003 at March 31, 2013	494,003	478,032
Inventories, net	459,847	393,901
Deferred income taxes	287,705	266,455
Other current assets	101,913	134,525
Total current assets	2,997,606	2,947,786

Non-current assets:
Marketable securities and investments	1,305,706	1,349,424

Property, plant and equipment	742,662	739,702
Less: accumulated depreciation	364,035	362,742
Property, plant and equipment, net	378,627	376,960

Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $355,563 at June 30, 2013
and $322,689 at March 31, 2013	2,106,798	2,127,639
Other assets	106,770	114,682
Total assets	$7,608,598	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except par values)	June 30, 2013	March 31, 2013

Liabilities and Stockholders' equity

Current liabilities:
Accounts payable	$142,418	$157,349
Accrued expenses and other liabilities	857,377	840,342
Total current liabilities	999,795	997,691

Long-term liabilities:
Income tax liabilities	515,651	567,311
Deferred tax liabilities	268,858	283,245
Other long-term liabilities	38,083	36,080
Total liabilities	1,822,387	1,884,327

Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; issued
431,932 shares at June 30, 2013 and 430,385 shares at
March 31, 2013	43,193	43,039
Additional paid-in capital	1,838,513	1,799,071
Retained earnings	9,078,622	9,055,344
Accumulated other comprehensive income (loss)	(10,166)	10,116
Treasury stock, at cost (163,928 shares at June 30, 2013 and
163,886 shares at March 31, 2013)	(5,163,951)	(5,162,315)
Total stockholders' equity	5,786,211	5,745,255
Total liabilities and stockholders' equity	$7,608,598	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2013	2012

Net sales	$796,853	$751,766
Contract revenue	31,918	65,835
Interest and other income	4,164	3,526
	832,935	821,127

Costs and expenses:
Cost of Sales	165,367	168,223
Selling, general and administrative	443,863	382,309
Research and development	185,424	195,166
	794,654	745,698

Income before income tax expense	38,281	75,429
Income tax expense	15,003	20,144
Net income	$23,278	$55,285

Net income per common share:

Basic	$0.09	$0.21
Diluted	$0.09	$0.21

Weighted average number of common shares
outstanding:

Basic	267,115	268,389
Diluted	268,420	268,972

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	June 30,
	2013	2012

Net income	$23,278	$55,285

Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,115	(8,194)
Pension liability adjustment, net of tax	(1,444)	3,517
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of tax	(20,953)	1,009
Other comprehensive loss	(20,282)	(3,668)
Comprehensive income	$2,996	$51,617

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
(In thousands)	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,278	$55,285
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	13,500	11,327
Amortization	32,632	23,940
Stock-based compensation expense	14,660	12,948
Deferred income tax provision (benefit)	(35,637)	4,666
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(15,971)	53,823
Inventories, net	(65,946)	8,821
Other current assets	32,612	42,796
Increase (decrease) in:
Accounts payable	(14,931)	(23,997)
Accrued expenses and other liabilities	17,035	(59,417)
Income tax liabilities	(51,660)	(39,677)
Other	22,232	30
Net cash provided by (used in) operating activities	(28,196)	90,545

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,115)	(18,505)
Purchase of marketable securities	(339,841)	(509,350)
Redemption of marketable securities	316,192	476,505
Purchase of trademarks	(12,000)	–
Other investing activities	(42,317)	–
Net cash used in investing activities	(93,081)	(51,350)

Cash flows from financing activities:
Net proceeds from common stock options exercised by
employees under stock option plans	24,819	2,777
Tax benefit related to stock-based compensation	117	12
Treasury stock transactions	(1,636)	(93)
Net cash provided by financing activities	23,300	2,696

Effect of exchange rate changes on cash	(2,708)	(3,880)
Increase (decrease) in cash and cash equivalents	(100,685)	38,011
Cash and cash equivalents, beginning of period	935,675	1,579,515
Cash and cash equivalents, end of period	$834,990	$1,617,526

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events through the date of this filing.  Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc. and its subsidiaries.  The March 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes hereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

2.   Accounts receivable:

Accounts receivable, net, consist of the following:

(In thousands)
	June 30, 2013	March 31, 2013
Trade	$415,064	$403,331
Other	78,939	74,701
	$494,003	$478,032

3. Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	June 30, 2013	March 31, 2013
Raw materials	$126,423	$127,508
Work in process	1,510	1,333
Finished goods	331,914	265,060
	$459,847	$393,901

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Fair value measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$757,877	$757,877	–	–
Municipal bonds and notes	34,872	–	$34,872	–
Commercial paper	134,456	9,835	124,621	–
Variable rate demand notes	13,650	–	13,650	–
Auction rate securities	3,198	–	–	$3,198
Certificates of deposit	130,935	5,990	124,945	–
Corporate bonds	1,542,627	–	1,542,627	–
Government agency bonds	251,917	–	251,917	–

Description	Fair Value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$818,474	$818,474	–	–
Municipal bonds and notes	46,877	–	$46,877	–
Commercial paper	168,639	31,815	136,824	–
Variable rate demand notes	1,500	–	1,500	–
Auction rate securities	3,198	–	–	$3,198
Certificates of deposit	90,268	5,981	84,287	–
Corporate bonds	1,509,870	–	1,509,870	–
Government agency bonds	278,804	–	278,804	–

The Company determined fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The Company determines the value of the auction rate securities portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and amount of cash flows, and expected holding periods for the auction rate securities.

There were no purchases or sales of Level 3 investments during the three-month period ended June 30, 2013.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill, license agreements, product rights, other intangible assets and long-lived assets.  The carrying amount of cash, accounts receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

5. Marketable securities:

Available-for-sale debt securities consist of the following:

	June 30, 2013
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$24,244	$17	–
Government agency bonds	71,584	104	$(15)
Commercial paper	115,859	–	–
Certificates of deposit	113,939	–	(1)
Corporate bonds	493,522	1,121	(222)
Total current securities	819,148	1,242	(238)

Non-current:
Municipal bonds and notes	10,628	13	(1)
Government agency bonds	171,334	175	(549)
Commercial paper	2,850	–	–
Certificates of deposit	7,999	–	–
Corporate bonds	1,045,360	2,262	(9,510)
Auction rate securities	3,198	–	(752)
Variable rate demand notes	13,650	–	–
Total non-current securities	1,255,019	2,450	(10,812)
Total available-for-sale debt securities	$2,074,167	$3,692	$(11,050)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2013
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$34,025	$34	–
Government agency bonds	87,227	125	$(10)
Commercial paper	144,293	–	–
Certificates of deposit	47,977	–	(2)
Corporate bonds	425,676	1,286	(33)
Total current securities	739,198	1,445	(45)

Non-current:
Municipal bonds and notes	12,852	37	–
Government agency bonds	186,577	434	(19)
Certificates of deposit	22,999	–	–
Corporate bonds	1,084,194	5,290	(2,150)
Auction rate securities	3,198	–	(752)
Variable rate demand notes	1,500	–	–
Total non-current securities	1,311,320	5,761	(2,921)
Total available-for-sale debt securities	$2,050,518	$7,206	$(2,966)

Proceeds from the sale of available-for-sale debt securities were $316.2 million and $476.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively.  Gross realized gains on those sales were $0.4 million and $0.3 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  The Company records holding gains and losses on available for sale securities in the ‘Accumulated other comprehensive income (loss)’ caption in the condensed consolidated Balance Sheet.  The Company had a net unrealized holding loss of $7.4 million at June 30, 2013 and a net unrealized holding gain of $4.2 million at March 31, 2013.  The preceding tables do not include the Company’s equity securities for Ironwood Pharmaceuticals, Inc. (Ironwood) and Trevena, Inc. (Trevena).  The carrying value of the Company’s equity securities in Ironwood, which are measured at fair market value based on quoted market price for the related security, was $20.7 million and $38.1 million at June 30, 2013 and March 31, 2013, respectively.  The Company purchased $30.0 million of Trevena preferred stock during the first quarter of fiscal 2014.  Refer to Note 6 for additional information.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contractual maturities of available-for-sale debt securities at June 30, 2013 are as follows:

(In thousands)
Estimated fair value
Within one year	$819,148
After 1-5 years	1,232,394
After 5-10 years	3,500
After 10 years	19,125
$2,074,167

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, and auction rate securities.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  The Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the uncertainty of impairments in future periods.

6.  License and collaboration agreements:

Trevena license

On May 9, 2013, the Company entered into a collaborative licensing option agreement with Trevena for the development of TRV027, a novel beta-arrestin biased ligand of the angiotensin II type 1 receptor for the treatment of acute decompensated heart failure.  Pursuant to the agreement, the Company purchased $30.0 million of Trevena preferred stock in a round of private placement financing which is recorded in the non-current ‘Marketable securities and investments’caption in the condensed consolidated Balance Sheet.  This investment is accounted for using the cost method and will be reviewed for impairment annually or more frequently if a triggering event is deemed to have occurred.

Ironwood collaboration

In September 2007, the Company entered into a collaboration agreement with Ironwood to jointly develop and commercialize Linzess® (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC).  Under the terms of the agreement, the Company shares equally with Ironwood all profits and losses from the development and sale of linaclotide in the U.S.  In addition, Forest obtained exclusive rights to the linaclotide license in Canada and Mexico, for which the Company will pay royalties to Ironwood based on net sales in those territories; subject to receiving regulatory approval.

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of June 30, 2013, payments totaling $230 million, relating to development and approval milestones, have been made.  The Company may be obligated to pay up to an additional $100 million if certain sales milestones are achieved.  The contingent equity investment required the Company to purchase $25 million of Ironwood's convertible preferred stock when a specific clinical milestone was met. This investment is accounted for using the fair value method and is recorded in the non-current ‘Marketable securities and investments’ caption in the condensed consolidated Balance Sheet.

Linzess received FDA approval as a once-daily treatment for adult men and women suffering from IBS-C and CIC in August 2012 and for the three-month period ended June 30, 2013, Linzess sales in the U.S. totaled $28.8 million.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools; the Development pool, which consists of research and development (R&D) expenses, and the Commercialization pool, which consists of revenue, cost of sales and selling, general and administrative (SG&A) expense.  The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in SG&A expense.

The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

	Three Months Ended
	June 30,
	2013	2012
(In thousands)
Revenue
Net Sales attributed to the Ironwood
collaboration agreement	$28,763	$-
Cost of sales
Cost of sales attributed to the Ironwood
collaboration agreement	2,912	-
Selling, general and administrative
Payment to/ (receipt from) Ironwood for the
Commercialization pool	(12,355)	(3,101)
Research and development
Payment to/ (receipt from) Ironwood for the
Development pool	24	(868)

moksha8

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company agreed to provide up to $125 million in debt financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals.  As of June 30, 2013, a total of $95.0 million has been funded of which $12.3 million was funded during the three months ended June 30, 2013.  The loan is collateralized by the assets of moksha8.  At the conclusion of the two-year period, the Company will have the option to acquire moksha8 in a merger transaction at a fixed price of $157 million.  At such time, moksha8 shareholders will have the ability to put to Forest all interests of moksha8 at a fixed price of $144 million, provided moksha8 achieves certain business objectives.

The balances recorded in the Company’s condensed consolidated Balance Sheet in connection with the agreements with moksha8 are included in the ‘Other assets’ caption and are as follows:

(In thousands)
	June 30, 2013	March 31, 2013
Value of call/put option	$10,700	$10,700
Loan receivable	84,300	72,000

7. Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

	Three Months Ended
(In thousands)	June 30,
	2013	2012
Basic	267,115	268,389
Incremental shares attributable to share
based compensation plans	1,305	583
Diluted	268,420	268,972

Options to purchase approximately 8.0 million shares of common stock at exercise prices ranging from $30.00 to $59.05 per share were not included in the computation of diluted shares for the three months ended June 30, 2013 because their effect would be anti-dilutive.  These options expire through 2023.  Options to purchase approximately 14.7 million shares at exercise prices ranging from $28.23 to $59.05 per share were not included in the computation of diluted shares for the three months ended June 30, 2012 because their effect would be anti-dilutive.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation, takes into consideration the compensation cost attributed to future services not yet recognized.

8. Stockholders’ equity:

Stock based compensation: Under the 2007 Equity Incentive Plan (the 2007 Plan), as amended, 29 million shares were authorized to be issued to employees of the Company at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  As of June 30, 2013, 4.0 million shares were available for grant under the 2007 Plan.  Stock based compensation expense of $14.7 million ($9.1 million net of tax) and $12.9 million ($9.3 million net of tax) was recorded for the three-month periods ended June 30, 2013 and June 30, 2012, respectively.  This expense is charged to Cost of sales, SG&A expense and R&D expense, as appropriate.

9. Business segment information:

The Company operates in only one segment.  Net sales by therapeutic class is as follows:

	Three Months Ended
(In thousands)	June 30,
	2013	2012

Central nervous system	$519,260	$550,783
Cardiovascular	132,306	115,419
Other	145,287	85,564
	$796,853	$751,766

10.  Income taxes:

The Company’s income tax returns for fiscal years prior to 2003 in most jurisdictions and prior to 2007 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-2002 fiscal years, including the Internal Revenue Service (IRS), which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2004, 2005 and 2006.

In connection with that examination the Company has agreed with an assessment related to intercompany transfer pricing.  Such assessment resulted in additional U.S. federal and state corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

Fiscal years 2007, 2008 and 2009 are currently under review by the IRS.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  For the three months ended June 30, 2013, the Company accrued an additional $6.5 million in interest related to various income tax matters for a total of $56.7 million.

The Company’s effective tax rate was 39.2% for the three-month period ended June 30, 2013, as compared to 26.7% for the same period last year.  The increase in the current three-month period was primarily due to the write-off of the Nabriva note receivable.

11. Contingencies:

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following the Company’s agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned “In re Nebivolol (‘040) Patent Litigation.”  Fact discovery was closed on June 8, 2013, and expert discovery is scheduled to be completed by November 22, 2013.  A claim construction hearing scheduled for July 26, 2013 was adjourned.  No trial dates have been set.

The Company has entered into settlement agreements with five of the six defendant groups in such patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd. and Indchemie Health Specialties Pvt. Ltd. (November 2012); Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012); and Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals, Ltd. (July 2013) (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.  These settlement agreements do not settle the Company’s patent infringement litigations against Actavis, Inc., and related companies and subsidiaries thereof, which is also part of In re Nebivolol (‘040) Patent Litigation.

In October 2012, Forest Pharmaceuticals, Inc. (FPI) was named as a defendant, along with The Peer Group, Inc. (TPG), in a putative class action brought by the St. Louis Heart Center (SLHC) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.”  The action is now pending in the U.S. District Court for the Eastern District of Missouri.  On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227 (TCPA), on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the Federal Communications Commission (FCC).  The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief.  On May 21, 2013, in Nack v. Walburg, a separate case in which FPI is not a party, the U.S. Court of Appeals for the Eighth Circuit ruled that the district court in that case lacked jurisdiction to determine the validity of this FCC regulation and that the defendant in that case could only challenge the validity of this regulation through an administrative petition submitted directly to the FCC, a decision that would then be appealable to the appropriate court of appeals.  On June 27, 2013, FPI filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA.  On July 17, 2013, the district court granted our motion to stay the action pending the administrative proceeding initiated by Forest’s FCC Petition, including any appeal therefrom.  The Company believes that there is no merit to SLHC’s claims and intends to vigorously defend this lawsuit.

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

Financial Performance

The following table provides a summary of our financial performance:

	Three Months Ended
(In thousands, except per share amounts)	June 30,
	2013	2012

Total revenue	$832,935	$821,127

Selling, general and administrative	443,863	382,309

Research and development	185,424	195,166

Net income	$23,278	$55,285

Net income per share:

Diluted	$0.09	$0.21

•
Total revenue: Total revenue increased $11.8 million driven by sales of our next generation products (Bystolic®, Viibryd®, Linzess®, Savella®, Daliresp®, Tudorza®, Teflaro®, and Namenda XRTM) which increased to $294.1 million for the three months ended June 30, 2013 compared to $199.1 million in the same period last year.  This increase was partially offset by a decrease in Lexapro® sales of $81.8 million and a decrease in Lexapro contract revenueof $29.4 million.

•
Selling, general and administrative (SG&A): SG&A expense increased 16.1% to $443.9 million for the three months ended June 30, 2013 from $382.3 million in the same period last year.  SG&A spending in the current quarter reflects those resources and activities required to support our currently marketed products, particularly our newest products: Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.

•
Research and development (R&D): R&D expense decreased 5.0% to $185.4 million for the three months ended June 30, 2013 from $195.2 million in the same period last year due to lower third party development costs and internal and other development costs, partially offset by increased milestone payments of $18.0 million in the current quarter.  Excluding milestones payments, R&D expense decreased $27.7 million.

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

For additional information, refer to “Item 1- Competition” and “Item 1 - Government Regulations” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue

Net sales increased $45.1 million or 6.0% to $796.9 million during the three months ended June 30, 2013 primarily due to increases in sales of our key marketed products which include Namenda®, Bystolic, Viibryd, Linzess, Daliresp, Tudorza, Teflaro and Namenda XR, partially offset by the decline in Lexapro sales.  Excluding Lexapro sales, net sales increased $126.9 million or 19.8% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The following table and commentary presents net sales of our products compared to the prior year:

	Three Months Ended
(In thousands)	June 30,
Key Marketed Products	2013	2012	Change	% Change
Namenda	$397,527	$368,412	$29,115	7.9%
Bystolic	125,984	107,836	18,148	16.8
Viibryd	46,135	37,398	8,737	23.4
Linzess	28,763	–	28,763	–
Savella	25,044	26,655	(1,611)	(6.0)
Daliresp	24,048	17,783	6,265	35.2
Tudorza	15,935	–	15,935	–
Teflaro	14,241	9,383	4,858	51.8
Namenda XR	13,971	–	13,971	–

Lexapro	28,248	110,014	(81,766)	(74.3)

Other Products	76,957	74,285	2,672	3.6

Total	$796,853	$751,766	$45,087	6.0%

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate receptor antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type increased $29.1 million or 7.9% to $397.5 million for the three months ended June 30, 2013 as compared to $368.4 million in the same period last year.  This increase was driven by price increases.  Namenda’s patent expires in April 2015 and settlement agreements with multiple parties allow generic entry in January 2015.

In June 2013, we launched our newest product Namenda XR, a once-daily extended-release formulation of Namenda for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR recorded initial trade stocking of $14.0 million for the three months ended June 30, 2013.

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, had an increase in sales of 16.8% or $18.1 million for the three months ended June 30, 2013 compared to the same period last year primarily driven by price increases.

Sales of Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with major depressive disorder (MDD) totaled $46.1 million for the three months ended June 30, 2013 and $37.4 million in the same period last year.  The increase year over year was driven primarily by increased sales volume.

Linzess (linaclotide), our guanylate cyclase agonist for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation in adults, was launched in December 2012 and recorded sales of $28.8 million for the three months ended June 30, 2013.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations, achieved sales of $24.0 million for the three months ended June 30, 2013 and $17.8 million in the same period last year.  The increase year over year was driven by increased volume.

Tudorza (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent indicated for the long-term maintenance treatment of bronchospasm associated with COPD, was launched in December 2012 and recorded sales of $15.9 million for the three months ended June 30, 2013.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with community-acquired bacterial pneumonia and with acute skin and skin structure infections, achieved sales of $14.2 million and $9.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively.  The increase year over year was due to increased sales volume.

Sales of Lexapro (escitalopram oxalate), our SSRI for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, were $28.2 million for the three months ended June 30, 2013, a decrease of $81.8 million from the same prior year period.  The decrease in Lexapro sales was due to the continued deterioration of sales of the product after the expiration of its market exclusivity in March 2012.

Contract revenue for the three months ended June 30, 2013 decreased to $31.9 million as compared to $65.8 million in the same period last year.  Contract revenue in the prior year quarter included $29.4 million of income from a distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  There was no contribution from generic Lexapro royalties this year due to the full genericization of Lexapro.  Contract revenue also included Benicar® (olmesartan medoxomil) co-promotion income of $28.1 million for the three months ended June 30, 2013 and $35.4 million for the three months ended June 30, 2012.

Expenses

	Three Months Ended
(In thousands)	June 30,
	2013	2012	Change	% Change

Cost of sales	$165,367	$168,223	$(2,856)	(1.7)%
Selling, general and administrative	443,863	382,309	61,554	16.1
Research and development	185,424	195,166	(9,742)	(5.0)
Total	$794,654	$745,698	$48,956	6.6%

Cost of sales decreased $2.9 million or 1.7% to $165.4 million for the three months ended June 30, 2013.  Cost of sales as a percentage of net sales was 20.8% for the three months ended June 30, 2013, as compared to 22.4% for the three months ended June 30, 2012.  The decrease was due to the change in product mix and increased sale prices for specific products.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, which includes Namenda, these royalties are in the range of 15% to 25%.

SG&A expense increased 16.1% to $443.9 million for the three months ended June 30, 2013 from $382.3 million for the same period last year.  Our current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products: Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.  SG&A expense in the current quarter includes the write-off of the Nabriva note receivable of $26.2 million.  Excluding this charge, total SG&A expense increased 9.3% compared to same period last year.

R&D expense decreased 5.0% to $185.4 million for the three months ended June 30, 2013 from $195.2 million for the three months ended June 30, 2012.  R&D expense comprises third party development costs, internal and other development costs and milestone and upfront charges.  For the three months ended June 30, 2013 and 2012, R&D expense by category was as follows:

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Category
Third party development costs	$83,701	$106,019
Internal and other development costs	83,723	89,147
Milestone and upfront payments	18,000	–
Total research and development expense	$185,424	$195,166

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  For the three months ended June 30, 2013, third party development costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, memantine, and ceftazidime/avibactam.  For the same period last year, third party development costs were largely related to clinical trials for nebivolol, aclidinium/formoterol, vilazodone and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  The three months ended June 30, 2013 included $18.0 million in milestone payments and no upfront payments.  There were no milestone or upfront payments in the same period last year.  Excluding milestone and upfront payments, total R&D expense decreased 14.2%.

R&D expense reflects the following:

•
In July 2013, we and our partner Pierre Fabre Médicament received U.S. Food and Drug Administration (FDA) approval for FetzimaTM (levomilnacipran extended-release capsules).  We entered into an agreement with Pierre Fabre Médicament to develop and commercialize Fetzima in the U.S. and Canada in December 2008.  Fetzima is a proprietary selective norepinephrine and serotonin reuptake inhibitor that was developed for the treatment of depression.

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. for the North American rights to cariprazine, an oral D3/D2 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar depression, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  Also in February 2012, we reported the results of two Phase III studies of cariprazine in patients with schizophrenia showing that cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  In November 2012, we filed a New Drug Application (NDA) with the FDA for cariprazine for those two indications and the Prescription Drug User Free Act target action date is expected to occur during the fourth calendar quarter of 2013.  Cariprazine is also in Phase II development for bipolar depression and as an adjunct treatment for MDD.  We expect to report the top-line results of these Phase II studies during the first half of calendar 2014.

•
We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain.  Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we commenced the development of a fixed dose combination (FDC) of aclidinium and the long acting beta-agonist, formoterol, for the treatment of COPD.  In the second quarter of calendar 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and a 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies and we anticipate filing an NDA with the FDA in the fourth quarter of calendar 2013.

•
In June 2013, we reported positive topline results from an 8-week pivotal Phase III clinical trial evaluating the efficacy and safety of an FDC of Bystolic, our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker valsartan for the treatment of patients with hypertension.  We anticipate filing an NDA with the FDA in the first quarter of calendar 2014.

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

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.   Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012 which are currently ongoing.

•
In December 2010, we entered into a license agreement with Grünenthal GmbH (Grünenthal) for the co-development and commercialization of GRT 6005 (cebranopadol) and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain conditions.  Cebranopadol and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the nociceptin receptor (NOP, also known as ORL-1) and, supported by the established mu opioid receptor, is believed to be particularly suitable for the treatment of moderate to severe chronic pain.  Cebranopadol has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies currently ongoing prior to initiation of Phase III studies.

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

In June 2012, the Company entered into an agreement with Nabriva for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to this agreement, the Company conducted in collaboration with Nabriva, certain development activities related to BC-3781.   During the first quarter of fiscal 2014 after a review of this development program, the Company discontinued its collaborative development with Nabriva.

Our effective tax rate for the three-month period ended June 30, 2013 was 39.2% as compared to 26.7% in the same period last year.  Our effective tax rate was higher primarily due to the write-off of the Nabriva loan receivable.

Inflation has not had a material effect on our operations for the periods presented.

Non-GAAP Financial Measures

Forest provides non-GAAP financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specified items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  Non-GAAP financial measures should be considered in addition to, but not in lieu of, net income and its components and EPS prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of the non-standardized definitions, Non-GAAP adjusted income and its components (unlike GAAP net income and its components) may not be comparable to the calculation of similar measures of other companies. Non-GAAP adjusted income and its components are presented solely to permit investors to more fully understand how management assesses performance.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

FOREST LABORATORIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION

Forest Laboratories, Inc.
Specified Items
For the Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
(In thousands)	2013	2012

Amortization arising from business combinations and
acquisitions of product rights	$12,046	$8,858
Impact of specified items on Cost of goods sold	12,046	8,858

Amortization arising from business combinations and
acquisitions of product rights	14,024	10,939
Write-off of Nabriva note receivable	26,182	–
Impact of specified items on Selling, general and administrative	40,206	10,939

Increase to pre-tax income	52,252	19,797

Income tax impact of specified items	–	–
Increase to net earnings	$52,252	$19,797

Forest Laboratories, Inc.
Reconciliation of Certain GAAP Line Items to Non-GAAP Line Items
For the Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$667,568	$12,046	$679,614
Selling, general and administrative	443,863	40,206	403,657
Research and development	185,424	–	185,424
Earnings before provision for taxes	38,281	52,252	90,533
Provision for taxes	15,003	–	15,003
Earnings after provision for taxes	$23,278	$52,252	$75,530
Weighted average number of
shares outstanding (diluted)	268,420	–	268,420

	Three Months Ended
	June 30, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$652,904	$8,858	$661,762
Selling, general and administrative	382,309	10,939	371,370
Research and development	195,166	–	195,166
Earnings before provision for taxes	75,429	19,797	95,226
Provision for taxes	20,144	–	20,144
Earnings after provision for taxes	$55,285	$19,797	$75,082
Weighted average number of
shares outstanding (diluted)	268,972	–	268,972

Forest Laboratories, Inc.
Reconciliation of GAAP EPS to Non-GAAP EPS
For the Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2013	2012

Reported Net income:	$23,278	$55,285
Specified items net of tax:
Amortization arising from business combinations and
acquisitions of product rights
Recorded in Cost of sales	12,046	8,858
Recorded in Selling, general and administrative	14,024	10,939

Write-off of Nabriva note receivable	26,182	–

Impact of specified items on provision for income taxes	–	–

Adjusted Non-GAAP earnings:	$75,530	$75,082

Reported Diluted earnings per share:	$0.09	$0.21
Specified items net of tax:
Amortization arising from business combinations and
acquisitions of product rights
Recorded in Cost of sales	0.04	0.03
Recorded in Selling, general and administrative	0.05	0.04

Write-off of Nabriva note receivable	0.10	–

Impact of specified items on provision for income taxes	–	–

Adjusted Non-GAAP earnings per share	$0.28	$0.28

Financial Condition and Liquidity

The following is a discussion of financial condition and liquidity with respect to working capital:

	As of
(In millions)	June 30, 2013	March 31, 2013

Working capital	$1,998	$1,950

Net current assets increased $47.7 million from March 31, 2013, driven by an increase in short-term marketable securities of $80.0 million and an increase in inventory of $65.9 million, offset by a decrease in cash and cash equivalents of $100.7 million.  The decrease in cash and cash equivalents was due to the purchase of $30.0 million of Trevena, Inc. preferred stock, net purchases of marketable securities of $23.6 million, net cash used in operating activities of $28.2 million, capital expenditures of $15.1 million, and $12.3 million of funding provided to moksha8.  These decreases were offset by cash generated by financing activities of $23.3 million.  Cash, cash equivalents and investments collectively decreased by $64.5 million.

Of our total cash and cash equivalents and marketable securities position at June 30, 2013 and March 31, 2013, approximately 5% or $154.0 million and 4% or $134.2 million, respectively, were domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.8 billion at June 30, 2013 and $2.9 billion at March 31, 2013 were held in low tax jurisdictions and are attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, and auction rate securities.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Net inventories increased $65.9 million from March 31, 2013 in order to support continued demand for our products, as well as the launch of Namenda XR during the current quarter.  We believe that current inventory levels are adequate to support continued demand for our products.  Accounts payable decreased $14.9 million from March 31, 2013 due to normal operating activities.

Property, plant and equipment increased as we continued to invest in our technology and facilities.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  As of August 6, 2013, we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Off-Balance Sheet Arrangements

At June 30, 2013, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

The following accounting policies are important in understanding our financial condition and results of operations and should be considered an integral part of the financial review.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for additional policies.

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

Collaboration arrangements

The Company accounts for collaboration arrangements in accordance with Accounting Standards Codification Topic 808 - “Collaborative Arrangements” pursuant to which payments to and receipts from our collaboration partners are presented in our Statement of Operations based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance.

Estimates and Assumptions

The financial statements are prepared in conformity with GAAP which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to, accounting for business combinations,  sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Actual results may vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments necessary.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $35.3 million at June 30, 2013 and $38.4 million at March 31, 2013.  Commercial discounts and other rebate accruals were $189.6 million at June 30, 2013 and $191.8 million at March 31, 2013.  Accruals for chargebacks, discounts and returns were $69.2 million at June 30, 2013 and $63.2 million at March 31, 2013.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	June 30, 2013	June 30, 2012

(In thousands)

Beginning balance	$293,411	$270,505

Provision for rebates	140,203	149,125
Settlements	(146,255)	(160,357)
	(6,052)	(11,232)

Provision for returns	9,954	4,032
Settlements	(4,658)	(3,090)
	5,296	942

Provision for chargebacks and discounts	82,563	80,071
Settlements	(81,166)	(83,201)
	1,397	(3,130)

Ending balance	$294,052	$257,085

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

Special Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry, and the risk factors listed from time to time in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  We assume no obligation to update forward-looking statements contained in this Form 10-Q to reflect new information or future events or developments.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the 2013 10-K).

In March 2012, the Company and Janssen, its licensor for Bystolic, brought actions for infringement of U.S. Patent No. 6,545,040 (the ‘040 patent) in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois against several companies who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Bystolic before the ‘040 patent expires on December 21, 2021.  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until June 17, 2015 (unless a court issues an adverse decision sooner).  Janssen is no longer a party to these lawsuits following our agreement to buy out Janssen’s interests in Bystolic.  On June 12, 2012, the Judicial Panel on Multidistrict Litigation centralized the Delaware and Illinois actions in the Northern District of Illinois before Judge Elaine E. Bucklo for coordinated or consolidated pretrial proceedings captioned “In re Nebivolol (‘040) Patent Litigation.”  Fact discovery was closed on June 8, 2013, and expert discovery is scheduled to be completed by November 22, 2013.  A claim construction hearing scheduled for July 26, 2013 was adjourned.  No trial dates have been set.

The Company has entered into settlement agreements with five of the six defendant groups in such patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd. and Indchemie Health Specialties Pvt. Ltd. (November 2012); Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012); and Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals, Ltd. (July 2013) (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.  These settlement agreements do not settle the Company’s patent infringement litigation against Actavis, Inc., and related companies and subsidiaries thereof, which is also part of In re Nebivolol (‘040) Patent Litigation.

In October 2012, Forest Pharmaceuticals, Inc. (FPI) was named as a defendant, along with The Peer Group, Inc. (TPG), in a putative class action brought by the St. Louis Heart Center (SLHC) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.”  The action is now pending in the U.S. District Court for the Eastern District of Missouri.  On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227 (TCPA), on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the Federal Communications Commission (FCC).  The Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief.  On May 21, 2013, in Nack v. Walburg, a separate case in which FPI is not a party, the U.S. Court of Appeals for the Eighth Circuit ruled that the district court in that case lacked jurisdiction to determine the validity of this FCC regulation and that the defendant in that case could only challenge the validity of this regulation through an administrative petition submitted directly to the FCC, a decision that would then be appealable to the appropriate court of appeals.  On June 27, 2013, FPI filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA.  On July 17, 2013, the district court granted our motion to stay the action pending the administrative proceeding initiated by Forest’s FCC Petition, including any appeal therefrom.  The Company believes that there is no merit to SLHC’s claims and intends to vigorously defend this lawsuit.

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

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders and repurchases of our equity securities during the three month period ended June 30, 2013:
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 to 30, 2013	–	–	–	14,353,488
May 1 to 31, 2013	42,088	$38.87	–	14,353,488
June 1 to 30, 2013	–	–	–	14,353,488
Three months ended June 30, 2013	42,088		–

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

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  The authorization was effective immediately and has no set expiration date.  As of June 30, 2013, we have repurchased a total of 35.6 million shares under the 2010 Share Repurchase Program; 11.2 million during fiscal 2011, 21.5 million during fiscal 2012 and 2.9 million during fiscal 2013.  As of August 6, 2013, 14.4 million shares were available for repurchase under the 2010 Share Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including additional accelerated share repurchase transactions.

Item 6.	Exhibits

Exhibit 10.1
Consultant Services Letter Agreement, as amended and restated April 22, 2013, between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2013

	Exhibit 10.2	Letter Agreement between Forest and Howard Solomon dated May 22, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed May 24, 2013.
Exhibit 10.3
Nomination and Standstill Agreement Dated June 10, 2013 by and between Forest Laboratories, Inc., Carl C. Icahn, Vincent J. Intrieri, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed June 11, 2013.

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

*Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

**Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013

Forest Laboratories, Inc.
(Registrant)

/s/ Howard Solomon
Howard Solomon
Chairman of the Board,
Chief Executive Officer,
President and Director

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer