Form 10-Q
period 2013-09-30
FOREST LABORATORIES INC
filed 2013-11-07
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Number of shares outstanding of Registrant's Common Stock as of November 6, 2013: 269,408,430

TABLE OF CONTENTS
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2013	March 31, 2013

Assets

Current assets:
Cash (including cash equivalent investments of $802,784 at
September 30, 2013 and $867,112 at March 31, 2013)	$920,454	$935,675
Marketable securities	757,357	739,198
Accounts receivable, less allowance for doubtful accounts of
$2,027 at September 30, 2013 and $2,003 at March 31, 2013	431,344	478,032
Inventories, net	487,793	393,901
Deferred income taxes	274,919	266,455
Other current assets	130,194	134,525
Total current assets	3,002,061	2,947,786

Non-current assets:
Marketable securities and investments	1,423,394	1,349,424

Property, plant and equipment	758,659	739,702
Less: accumulated depreciation	374,238	362,742
Property, plant and equipment, net	384,421	376,960

Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $389,989 at September 30, 2013
and $322,689 at March 31, 2013	2,107,049	2,127,639
Other assets	106,950	114,682
Total assets	$7,736,966	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except par values)	September 30, 2013	March 31, 2013

Liabilities and Stockholders' equity

Current liabilities:
Accounts payable	$66,573	$157,349
Accrued expenses and other liabilities	926,492	840,342
Total current liabilities	993,065	997,691

Long-term liabilities:
Income tax liabilities	523,740	567,311
Deferred tax liabilities	264,413	283,245
Other long-term liabilities	39,365	36,080
Total liabilities	1,820,583	1,884,327

Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; 432,925 and 430,385 shares issued at September 30, 2013 and
March 31, 2013, respectively	43,293	43,039
Additional paid-in capital	1,888,980	1,799,071
Retained earnings	9,148,609	9,055,344
Accumulated other comprehensive income	672	10,116
Treasury stock, at cost (163,957 shares at September 30, 2013 and
163,886 shares at March 31, 2013)	(5,165,171)	(5,162,315)
Total stockholders' equity	5,916,383	5,745,255
Total liabilities and stockholders' equity	$7,736,966	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$811,429	$692,017	$1,608,282	$1,443,783
Contract revenue	36,025	54,277	67,943	120,112
Interest and other income	7,801	14,343	11,965	17,869
	855,255	760,637	1,688,190	1,581,764

Costs and expenses:
Cost of sales	163,718	149,723	329,085	317,946
Selling, general and administrative	408,564	374,889	852,427	757,198
Research and development	191,358	202,839	376,782	398,005
	763,640	727,451	1,558,294	1,473,149

Income before income tax expense	91,615	33,186	129,896	108,615
Income tax expense	21,628	12,409	36,631	32,553
Net income	$69,987	$20,777	$93,265	$76,062

Net income per common share:

Basic	$0.26	$0.08	$0.35	$0.28
Diluted	$0.26	$0.08	$0.35	$0.28

Weighted average number of common shares
outstanding:

Basic	268,540	266,503	267,831	267,447
Diluted	270,825	267,169	269,634	268,092

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2013	2012	2013	2012

Net income	$69,987	$20,777	$93,265	$76,062

Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,936	1,692	6,051	(6,502)
Pension liability adjustment, net of tax	–	(157)	(1,444)	3,360
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of tax	6,902	(214)	(14,051)	795
Other comprehensive income (loss):	10,838	1,321	(9,444)	(2,347)

Comprehensive income	$80,825	$22,098	$83,821	$73,715

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
(In thousands)	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$93,265	$76,062
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	27,319	22,665
Amortization	65,809	48,184
Stock-based compensation expense	34,528	28,415
Deferred income tax benefit	(27,296)	(3,886)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	46,688	52,076
Inventories, net	(93,892)	(43,993)
Other current assets	4,331	5,383
Increase (decrease) in:
Accounts payable	(90,776)	(87,632)
Accrued expenses	86,150	18,396
Income tax liabilities	(43,571)	(1,505)
Other liabilities	3,286	–
Other	22,097	2,527
Net cash provided by operating activities	127,938	116,692

Cash flows from investing activities:
Purchase of property, plant and equipment	(50,297)	(37,808)
Sale of property, plant and equipment	13,750	–
Purchase of marketable securities	(688,904)	(1,312,644)
Redemption of marketable securities	613,338	1,095,283
Purchase of trademarks	(44,500)	(125,000)
Other investing activities	(42,300)	(25,377)
Net cash used in investing activities	(198,913)	(405,546)

Cash flows from financing activities:
Net proceeds from common stock options exercised by
employees under stock option plans	55,218	8,892
Tax benefit related to stock-based compensation	417	23
Treasury stock transactions	(2,856)	(793)
Net cash provided by financing activities	52,779	8,122

Effect of exchange rate changes on cash	2,975	(1,326)
Decrease in cash and cash equivalents	(15,221)	(282,058)
Cash and cash equivalents, beginning of period	935,675	1,579,515
Cash and cash equivalents, end of period	$920,454	$1,297,457

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and six-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc. and subsidiaries.  The March 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes hereto incorporated by reference in the Company's Annual Report on Form  10-K for the fiscal year ended March 31, 2013.

2.   Accounts receivable:

Accounts receivable, net, consist of the following:

(In thousands)
	September 30, 2013	March 31, 2013
Trade	$376,093	$403,331
Other	55,251	74,701
	$431,344	$478,032

3. Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	September 30, 2013	March 31, 2013
Raw materials	$133,745	$127,508
Work in process	1,305	1,333
Finished goods	352,743	265,060
	$487,793	$393,901

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Fair value measurements:

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$719,224	$719,224	$–	$–
Municipal bonds and notes	19,622	–	19,622	–
Commercial paper	168,767	5,849	162,918	–
Variable rate demand notes	29,140	–	29,140	–
Auction rate securities	3,198	–	–	3,198
Certificates of deposit	102,966	5,998	96,968	–
Corporate bonds	1,631,779	–	1,631,779	–
Government agency bonds	254,172	–	254,172	–

Description	Fair value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$818,474	$818,474	$–	$–
Municipal bonds and notes	46,877	–	46,877	–
Commercial paper	168,639	31,815	136,824	–
Variable rate demand notes	1,500	–	1,500	–
Auction rate securities	3,198	–	–	3,198
Certificates of deposit	90,268	5,981	84,287	–
Corporate bonds	1,509,870	–	1,509,870	–
Government agency bonds	278,804	–	278,804	–

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

There were no purchases or sales of Level 3 investments during the three and six-month periods ended September 30, 2013.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when assessing asset impairment as it relates to goodwill, license agreements, product rights, other intangible assets and other long-lived assets.  The carrying amount of cash, accounts receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

5. Marketable securities:

Available-for-sale debt securities consist of the following:

(In thousands)	September 30, 2013
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$11,727	$11	$–
Government agency bonds	75,462	169	(1)
Commercial paper	82,357	–	–
Certificates of deposit	99,966	22	(15)
Corporate bonds	487,845	981	(148)
Total current securities	757,357	1,183	(164)

Non-current:
Municipal bonds and notes	7,895	24	–
Government agency bonds	178,710	184	(226)
Commercial paper	2,850	–	–
Certificates of deposit	3,000	–	–
Corporate bonds	1,143,934	3,040	(5,652)
Auction rate securities	3,198	–	–
Variable rate demand notes	29,140	–	–
Total non-current securities	1,368,727	3,248	(5,878)
Total available-for-sale debt securities	$2,126,084	$4,431	$(6,042)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	March 31, 2013
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$34,025	$34	$–
Government agency bonds	87,227	125	(10)
Commercial paper	144,293	–	–
Certificates of deposit	47,977	–	(2)
Corporate bonds	425,676	1,286	(33)
Total current securities	739,198	1,445	(45)

Non-current:
Municipal bonds and notes	12,852	37	–
Government agency bonds	186,577	434	(19)
Certificates of deposit	22,999	–	–
Corporate bonds	1,084,194	5,290	(2,150)
Auction rate securities	3,198	–	(752)
Variable rate demand notes	1,500	–	–
Total non-current securities	1,311,320	5,761	(2,921)
Total available-for-sale debt securities	$2,050,518	$7,206	$(2,966)

Proceeds from the sale of available-for-sale debt securities were $613.3 million and $1.1 billion for the six months ended September 30, 2013 and September 30, 2012, respectively.  Gross realized gains on those sales were $0.5 million and $1.0 million, respectively.  For purposes of determining gross realized gains and losses, the cost of the securities is based on average cost.  The Company records holding gains and losses on available for sale securities in the ‘Accumulated other comprehensive income’ caption in the condensed consolidated Balance Sheet.  The Company had a net unrealized holding loss of $1.6 million at September 30, 2013 and a net unrealized holding gain of $4.2 million at March 31, 2013.  The preceding tables do not include the Company’s equity securities for Ironwood Pharmaceuticals, Inc. (Ironwood) and Trevena, Inc. (Trevena).  The carrying value of the Company’s equity securities in Ironwood, which were measured at fair market value based on quoted market price for the related security, was $24.7 million and $38.1 million at September 30, 2013 and March 31, 2013, respectively.  The Company purchased $30 million of Trevena preferred stock during the first quarter of fiscal 2014.  Refer to Note 6 for additional information.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contractual maturities of available-for-sale debt securities at September 30, 2013 are as follows:

(In thousands)
Estimated fair value
Within one year	$757,357
1-5 years	1,329,877
5-10 years	4,402
After 10 years	34,448
$2,126,084

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

6.  License and collaboration agreements:

Fetzima approval

In July 2013, the Company received U.S. Food and Drug Adminstration (FDA) approval for Fetzima TM (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of Major Depressive Disorder in adults.  The Company licensed rights to levomilnacipran in the U.S. and Canada from Pierre Fabre Laboratories, under an agreement pursuant to which the Company made a milestone payment of $30 million which was due upon FDA approval.  The milestone payment was capitalized as an intangible asset and will be amortized over the life of the patent for Fetzima.

Trevena license

On May 9, 2013, the Company entered into a collaborative licensing option agreement with Trevena for the development of TRV027, a novel beta-arrestin biased ligand of the angiotensin II type 1 receptor for the treatment of acute decompensated heart failure.  Pursuant to the agreement, the Company purchased $30 million of Trevena preferred stock in a round of private placement financing which is recorded in the non-current ‘Marketable securities and investments’ caption in the condensed consolidated Balance Sheet.  This investment is accounted for using the cost method and will be reviewed for impairment annually or more frequently if a triggering event is deemed to have occurred.

Ironwood collaboration

In September 2007, the Company entered into a collaboration agreement with Ironwood to jointly develop and commercialize Linzess® (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC).  Under the terms of the agreement, the Company shares equally with Ironwood all profits and losses from the development and commercialization of Linzess in the U.S.  In addition, Forest obtained exclusive rights to the linaclotide license in Canada and Mexico, for which the Company will pay royalties to Ironwood based on net sales in those territories, subject to receiving regulatory approval.

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of September 30, 2013, payments totaling $230 million, relating to development and approval milestones, have been made.  The Company may be obligated to pay up to an additional $100 million if certain sales milestones are achieved.

Linzess received FDA approval as a once-daily treatment for adult men and women suffering from IBS-C and CIC in August 2012.  For the three and six-month periods ended September 30, 2013, Linzess sales in the U.S. totaled $34.4 million and $63.2 million, respectively.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the Development pool, which consists of research and development (R&D) expenses, and the Commercialization pool, which consists of revenue, cost of sales and selling, general and administrative (SG&A) expense.  The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in SG&A expense.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Revenue
Net Sales attributed to the Ironwood
collaboration agreement	$34,444	$-	$63,207	$-
Cost of sales
Cost of sales attributed to the Ironwood
collaboration agreement	494	-	3,406	-
Selling, general and administrative
Payment to/ (receipt from) Ironwood
for the Commercialization pool	(5,412)	(2,414)	(17,767)	(5,515)
Research and development
Payment to/ (receipt from) Ironwood
for the Development pool	983	(533)	1,007	(1,401)

moksha8

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company agreed to provide up to $125 million in debt financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals.  As of September 30, 2013, a total of $95.0 million has been funded of which $12.3 million was funded during the six months ended September 30, 2013.  The loan is collateralized by the assets of moksha8.  At the conclusion of the two-year period, the Company will have the option to acquire moksha8 in a merger transaction at a fixed price of $157 million.  At such time, moksha8 shareholders will have the ability to put to Forest all interests of moksha8 at a fixed price of $144 million, provided moksha8 achieves certain business objectives. On November 1, 2013, the Company funded an additional $6.9 million to moksha8.

The balances recorded in the Company’s condensed consolidated Balance Sheet in connection with the agreements with moksha8 are included in the ‘Other assets’ caption and are as follows:

(In thousands)

	September 30, 2013	March 31, 2013
Value of call/put option	$10,700	$10,700
Loan receivable	84,300	72,000

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Net income per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic	268,540	266,503	267,831	267,447
Incremental shares attributable to share
based compensation plans	2,285	666	1,803	645
Diluted	270,825	267,169	269,634	268,092

Options to purchase approximately 4.8 million shares of common stock at exercise prices ranging from $34.04 to $59.05 per share and options to purchase approximately 5.6 million shares of common stock at exercise prices ranging from $32.28 to $59.05 per share were not included in the computation of diluted shares for three and six-month periods ended September 30, 2013, respectively, because their effect would be anti-dilutive.  These options expire through 2023.  Options to purchase approximately 14.3 million shares at exercise prices ranging from $28.23 to $59.05 per share and options to purchase approximately 14.5 million shares at exercise prices ranging from $28.23 to $59.05 per share were not included in the computation of diluted shares for the three and six-month periods ended September 30, 2012, respectively, because their effect would be anti-dilutive.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation, takes into consideration the compensation cost attributed to future services not yet recognized.

8. Stockholders’ equity:

Stock based compensation: In August 2013, the Company’s stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the 2007 Plan) whereby an additional 28 million shares were authorized to be issued to employees of the Company.  Under the 2007 Plan, as amended, a total of 57 million shares have been authorized to be issued.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock options, granted at prices not less than the fair market value of the common stock at the date of the grant, may be exercisable for up to ten years from the date of issuance.  As of September 30, 2013, 31.2 million shares were available for grant under the 2007 Plan.  Stock based compensation expense of $19.8 million ($12.3 million net of tax) and $34.5 million ($21.4 million net of tax) was recorded for the three and six-month periods ended September 30, 2013, respectively.  For the three and six-month periods ended September 30, 2012, compensation expense of $15.5 million ($11.1 million net of tax) and $28.4 million ($20.4 million net of tax) respectively, was recorded.  This expense is charged to Cost of sales, SG&A expense and R&D expense, as appropriate.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Business segment information:

The Company operates in only one segment.  Net sales by therapeutic class is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2013	2012	2013	2012

Central nervous system	$506,513	$486,921	$1,025,773	$1,037,704
Cardiovascular	136,446	113,813	268,752	229,233
Gastrointestinal	34,444	–	63,207	–
Respiratory	48,404	19,531	88,387	37,314
Other	85,622	71,752	162,163	139,532
	$811,429	$692,017	$1,608,282	$1,443,783

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

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  As of September 30, 2013, the Company accrued an additional $9.8 million in interest, for a total of $60.1 million, related to various tax matters.

The Company’s effective tax rate was 23.6% and 28.2% for the three and six-month periods ended September 30, 2013, respectively, as compared to 37.4% and 30.0% for the same periods last year.  The decrease in the current three and six-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction and the re-enactment of the U.S. Research and Experimentation Tax Credit on January 2, 2013, offset by the write-off of a note receivable related to the termination of the Nabriva development program.

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

The Company has entered into settlement agreements with all of the defendant groups in such patent infringement litigation: Hetero Labs Ltd and Hetero USA Inc. (October 2012); Torrent Pharmaceuticals Ltd and Torrent Pharma Inc. (November 2012); Alkem Laboratories Ltd. and Indchemie Health Specialties Pvt. Ltd. (November 2012); Glenmark Generics Inc., USA, Glenmark Generics Ltd. and Glenmark Pharmaceuticals Ltd (December 2012); Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals, Ltd. (July 2013); and Actavis, Inc. (November 2013)  (collectively, the “Settling Defendants”).  Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, the Company will provide a license to each of the Settling Defendants that will permit them to launch their respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities or (b) the date that each Settling Defendant receives final FDA approval of its ANDA, or earlier in certain circumstances.  The Company also agreed to reimburse certain of the Settling Defendants’ legal costs in connection with the patent litigation, which were not material.

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

We received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General.  The subpoena primarily requests documents relating to the marketing of Bystolic, Savella, and Namenda, including with respect to speaker programs for these products.  The Company is cooperating in responding to the subpoena.

In September and October 2013, we and Royalty Pharma Collection Trust, our licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the ‘911 patent), U.S. Patent No. 7,888,342 (the ‘342 patent), and U.S. Patent No. 7,994,220 (the ‘220 patent) in the U.S. District Court for the District of Delaware against several companies who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire.  (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to us and Royalty Pharma sooner).

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

Financial Performance

The following table provides a summary of our financial performance:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2013	2012	2013	2012

Total revenue	$855,255	$760,637	$1,688,190	$1,581,764

Selling, general and administrative	408,564	374,889	852,427	757,198

Research and development	191,358	202,839	376,782	398,005

Net income	$69,987	$20,777	$93,265	$76,062

Diluted income per share:	$0.26	$0.08	$0.35	$0.28

•
Total revenue: Total revenue increased $94.6 million and $106.4 million for the three and six months ended September 30, 2013, respectively, compared to prior year periods.  The increase was driven by sales of our next generation products, Bystolic®, Viibryd ®, Linzess®, Savella®, Daliresp®, Tudorza®, Teflaro® and Namenda XRTM, which increased to $303.0 million and $597.1 million for the three and six months ended September 30, 2013, respectively, compared to $202.1 million and $401.2 million for the same periods last year.  In addition, Namenda sales increased $28.8 million and $57.9 million for the three and six months ended September 30, 2013, respectively, compared to the same periods last year.  These increases were partially offset by decreases in Lexapro® sales of $23.0 million and $104.7 million, respectively, and decreases in Lexapro contract revenue of $22.7 million and $52.1 million, respectively, for the three and six month periods ended September 30, 2013.

•
Selling, general and administrative (SG&A): SG&A expense increased 9.0% to $408.6 million and 12.6% to $852.4 million for the three and six month periods ended September 30, 2013, respectively, compared to the same prior year periods.  SG&A spending for the current period reflects those resources and activities required to support our currently marketed products, particularly our newest products: Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.

•
Research and development (R&D): R&D expense decreased 5.7% to $191.4 million and 5.3% to $376.8 million for the three and six months ended September 30, 2013, respectively, from the same periods last year.  The decrease was due to lower third party development costs, partially offset by increased milestone payments in the current year periods.  Excluding milestone payments, R&D expense decreased $21.5 million or 10.6% and $49.2 million or 12.4% for the three and six months ended September 30, 2013, respectively.

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

Further competitive challenges arise from generic pharmaceutical manufacturers.  Upon the expiration or loss of patent protection for a product, we may lose a major portion of sales of such product in a very short period.  Generic pharmaceutical manufacturers also challenge product patents before their expiry.

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

Results of Operations

Revenue

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net sales increased $119.4 million or 17.3% to $811.4 million during the three months ended September 30, 2013 primarily due to increases in sales of our key marketed products including Bystolic, Viibryd, Linzess, Daliresp, Tudorza, Teflaro and Namenda XR, partially offset by the decline in Lexapro sales.  Lexapro lost its marketing exclusivity in March 2012.  Excluding Lexapro sales, net sales increased $142.4 million or 22.0% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The following table and commentary presents net sales of our products compared to the prior year:

	Three Months Ended
(In thousands)	September 30,
	2013	2012	Change	% Change
Key Marketed Products
Namenda	$396,336	$367,574	$28,762	7.8%
Bystolic	130,015	106,468	23,547	22.1
Viibryd	47,427	39,904	7,523	18.9
Linzess	34,444	–	34,444	–
Daliresp	24,500	19,531	4,969	25.4
Savella	23,505	26,245	(2,740)	(10.4)
Tudorza	16,705	–	16,705	–
Teflaro	14,854	9,977	4,877	48.9
Namenda XR	11,506	–	11,506	–

Lexapro	21,739	44,693	(22,954)	(51.4)

Other Products	90,398	77,625	12,773	16.5

Total	$811,429	$692,017	$119,412	17.3%

Sales of Namenda® (memantine HCl), our N-methyl-D-aspartate receptor antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type increased $28.8 million to $396.3 million for the three months ended September 30, 2013 as compared to $367.6 million in the same period last year.  This increase was driven by price increases.  Namenda’s patent expires in April 2015 and agreements with multiple parties allow generic entry in January 2015.

In June 2013, we launched our newest product Namenda XR, a once-daily extended-release formulation of Namenda for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namenda XR recorded sales of $11.5 million for the three months ended September 30, 2013.

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, had an increase in sales of 22.1% or $23.5 million for the three months ended September 30, 2013 compared to the same period last year.  The increase was driven by price increases and modest volume growth.

Sales of Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with major depressive disorder (MDD) totaled $47.4 million for the three months ended September 30, 2013 and $39.9 million in the same period last year.  The increase year over year was driven by increased sales volume.

Linzess (linaclotide), our guanylate cyclase agonist for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation in adults, recorded sales of $34.4 million for the three months ended September 30, 2013.  Linzess was launched in December 2012 and recorded sales of $28.8 million during the first quarter of fiscal year 2014.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations, achieved sales of $24.5 million for the three months ended September 30, 2013 and $19.5 million in the same period last year.  The increase year over year was driven by increased sales volume.

Tudorza (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent indicated for the long-term maintenance treatment of bronchospasm associated with COPD, recorded sales of $16.7 million for the three months ended September 30, 2013.  Tudorza was launched in December 2012 and recorded sales of $15.9 million during the first quarter of fiscal year 2014.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with acute bacterial skin and skin and skin structure infections (ABSSSI) and community-acquired bacterial pneumonia (CABP), achieved sales of $14.9 million and $10.0 million for the three months ended September 30, 2013 and September 30, 2012, respectively.  The increase year over year was due primarily to increased sales volume.

Sales of Lexapro (escitalopram oxalate), our SSRI for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, totalled $21.7 million for the three months ended September 30, 2013, a decrease of $23.0 million from the same prior year period.  The decrease in Lexapro sales was due to the expected continued deterioration of sales of the product after the expiration of its market exclusivity in March 2012.

Contract revenue for the three months ended September 30, 2013 decreased to $36.0 million as compared to $54.3 million in the same period last year.  Contract revenue in the prior year quarter included $22.7 million of income from a distribution agreement with Mylan, Inc. (Mylan) pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  There was no contribution from generic Lexapro royalties this year due to the full genericization of Lexapro.  Contract revenue also included Benicar® (olmesartan medoxomil) co-promotion income of $35.0 million for the three months ended September 30, 2013 and $30.2 million for the three months ended September 30, 2012.  We will continue to earn Benicar co-promotion income through March 2014.
Revenue

Six months ended September 30, 2013 compared to six months ended September 30, 2012

Net sales increased $164.5 million or 11.4% to $1,608.3 million during the six months ended September 30, 2013 primarily due to increases in sales of our key marketed products including Bystolic, Viibryd, Linzess, Daliresp, Tudorza, Teflaro and Namenda XR, partially offset by the decline in Lexapro sales.  Excluding Lexapro sales, net sales increased $269.2 million or 20.9% for the six months ended September 30, 2013 compared to the prior year period.  The following table and commentary presents net sales of our products compared to the prior year:

	Six Months Ended
(In thousands)	September 30,
	2013	2012	Change	% Change
Key Marketed Products
Namenda	$793,863	$735,986	$57,877	7.9%
Bystolic	255,999	214,304	41,695	19.5
Viibryd	93,562	77,302	16,260	21.0
Linzess	63,207	–	63,207	–
Savella	48,549	52,900	(4,351)	(8.2)
Daliresp	48,548	37,314	11,234	30.1
Tudorza	32,640	–	32,640	–
Teflaro	29,095	19,360	9,735	50.3
Namenda XR	25,477	–	25,477	–

Lexapro	49,987	154,707	(104,720)	(67.7)

Other Products	167,355	151,910	15,445	10.2

Total	$1,608,282	$1,443,783	$164,499	11.4%

Sales of Namenda increased $57.9 million or 7.9% to $793.9 million for the six months ended September 30, 2013 as compared to same period last year.  This increase was driven by price increases.

In June 2013 we launched our newest product Namenda XR, which recorded sales of $25.5 million for the six months ended September 30, 2013.

Bystolic sales increased 19.5% or $41.7 million for the six months ended September 30, 2013 compared to the same period last year, driven by price increases and modest volume growth.

Sales of Viibryd totaled $93.6 million for the six months ended September 30, 2013 and $77.3 million in the same period last year.  The increase year over year was driven primarily by increased sales volume.

Linzess was launched in December 2012 and recorded sales of $63.2 million for the six months ended September 30, 2013.

Daliresp achieved sales of $48.5 million for the six months ended September 30, 2013 and $37.3 million in the same period last year.  The increase year over year was driven by increased sales volume.

Tudorza was launched in December 2012 and recorded sales of $32.6 million for the six months ended September 30, 2013.

Teflaro achieved sales of $29.1 million and $19.4 million for the six months ended September 30, 2013 and September 30, 2012, respectively.  The increase year over year was due to increased sales volume.

Sales of Lexapro were $50.0 million for the six months ended September 30, 2013, a decrease of $104.7 million from the same prior year period.  The decrease in Lexapro sales was due to the expected continued deterioration of sales of the product after the expiration of its market exclusivity in March 2012.

Contract revenue for the six months ended September 30, 2013 decreased to $67.9 million as compared to $120.1 million in the same period last year.  Contract revenue in the prior year included $52.1 million of income from a distribution agreement with Mylan pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  There was no contribution from generic Lexapro royalties this year due to the full genericization of Lexapro.  Contract revenue also included Benicar co-promotion income of $63.1 million and $65.5 million for the six months ended September 30, 2013 and 2012, respectively.

Expenses

Three and six months ended September 30, 2013 compared to three and six months ended September 30, 2012

(In thousands)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$163,718	$149,723	$329,085	$317,946
Selling, general and administrative	408,564	374,889	852,427	757,198
Research and development	191,358	202,839	376,782	398,005
Total	$763,640	$727,451	$1,558,294	$1,473,149

Cost of sales as a percentage of net sales was 20.2% and 20.5% for the three and six months ended September 30, 2013, respectively, as compared to 21.6% and 22.0% for the three and six months ended September 30, 2012.  The decrease in the current year periods was due to the change in product mix and more favorable margins for certain products.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, which includes the Namenda franchise, these royalties are in the range of 15% to 25%.

SG&A expense increased 9.0% to $408.6 million for the three months ended September 30, 2013 from $374.9 million for the same period last year. For the six months ended September 30, 2013, SG&A expense increased 12.6% to $852.4 million compared to $757.2 million for the same period last year.  SG&A expense for the six months ended September 30, 2013 includes the write-off of the $26.2 million note receivable related to the termination of the Nabriva development program.  Excluding this charge, total SG&A expense for the six months ended September 30, 2013 increased 9.1% compared to same period last year.  Our current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products, Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.

R&D expense decreased 5.7% to $191.4 million and 5.3% to $376.8 million for the three and six months ended September 30, 2013, respectively, from $202.8 million and $398.0 million, respectively, for the same periods last year.  R&D expense comprises third party development costs, internal and other development costs and milestone and upfront charges.

For the three and six months ended September 30, 2013 and 2012, R&D expense by category was as follows:

(In thousands)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Category
Third party development costs	$91,980	$114,727	$175,681	$220,746
Internal and other development costs	89,378	88,112	173,101	177,259
Milestone and upfront payments	10,000	–	28,000	–
Total research and development expense	$191,358	$202,839	$376,782	$398,005

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  For the three and six months ended September 30, 2013, third party development costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, memantine and ceftazidime/avibactam.  For the same period last year, third party development costs were largely related to clinical trials for nebivolol, aclidinium/formoterol, vilazodone and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  The three and six-month periods ended September 30, 2013 included $10.0 million and $28.0 million, respectively, in milestone payments and no upfront payments.  There were no milestone or upfront payments in the same periods last year.  Excluding milestone and upfront payments, total R&D expense decreased 10.6% and 12.4% for the three and six months ended September 30, 2013, respectively, compared to the prior year periods.

R&D expense reflects the following:

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. for the North American rights to cariprazine, an oral D3/D2 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia, acute mania associated with bipolar disorder, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  Also in February 2012, we reported the results of two Phase III studies of cariprazine in patients with schizophrenia showing that cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  In November 2012, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for cariprazine for those two indications and the Prescription Drug User Fee Act target action date is expected to occur during the fourth calendar quarter of 2013.  Cariprazine is also in Phase II development for bipolar depression and as an adjunct treatment for MDD.  We expect to report the top-line results of these Phase II studies during the first half of calendar 2014.

•
We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain.  Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we conducted the development of a fixed dose combination (FDC) of aclidinium and the long acting beta-agonist, formoterol, for the treatment of COPD.  In the second quarter of calendar 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and a 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies.  Based on comments provided by the FDA at a pre-NDA meeting, we have delayed our planned submission of an NDA for the FDC which was anticipated in the fourth quarter of calendar 2013.   A revised submission date has not yet been determined and we anticipate meeting with the FDA to respond to their comments.

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

•
In November 2012, we entered into an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of an FDC of Namenda XR (memantine HCl extended release) and donepezil HCl which will be a once a day daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  We anticipate filing an NDA with the FDA during the first half of calendar 2014 and contingent upon FDA approval, the FDC is expected to launch in calendar year 2015. In addition, the Company has conducted clinical studies to evaluate the safety and effectiveness of memantine in the treatment of autism pursuant to the requirements of a Pediatric Written Request from the FDA.

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.   Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012 which are currently ongoing.  We expect results from the Phase III studies during the middle of calendar year 2014.   In September 2013, the FDA designated ceftazidime/avibactam as a qualified infectious disease product (QIDP).  QIDP designation provides us certain incentives including priority review and eligibility with the FDA’s fast track program, and a five-year extension of exclusivity under the Hatch-Waxman act.

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

In June 2012, the Company entered into an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to this agreement, the Company conducted in collaboration with Nabriva, certain development activities related to BC-3781.   During the first quarter of fiscal 2014 after a review of this development program, the Company discontinued its collaborative development with Nabriva.

Our effective tax rate was 23.6% and 28.2% for the three and six-month periods ended September 30, 2013, respectively, as compared to 37.4% and 30.0%  for the same periods last year.  The decrease in the current three and six-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction and re-enactment of the U.S. Research and Experimentation Tax Credit on January 3, 2013 offset by the write-off of the Nabriva loan receivable.

Inflation has not had a material effect on our operations for the periods presented.

Non-GAAP Financial Measures

Forest provides non-GAAP financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specified items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  Non-GAAP financial measures should be considered in addition to, but not in lieu of, net income and its components and EPS prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of the non-standardized definitions, Non-GAAP adjusted income and its components and Earnings Per Share (EPS) (unlike GAAP net income and its components and EPS) may not be comparable to the calculation of similar measures of other companies.  Non-GAAP adjusted income and its components and EPS are presented solely to permit investors to more fully understand how management assesses performance.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

                       FOREST LABORATORIES, INC. AND SUBSIDIARIES
                        SUPPLEMENTAL FINANCIAL INFORMATION

Forest Laboratories, Inc.
Specified Items
For the Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Amortization arising from business combinations and
acquisitions of product rights	$11,701	$8,926	$23,747	$17,784
Impact of specified items on Cost
of goods sold	11,701	8,926	23,747	17,784

Amortization arising from business combinations and
acquisitions of product rights	14,913	10,966	28,937	21,905
Write-off of Nabriva note receivable	–	–	26,182	–
Impact of specified items on Selling,
general and administrative	14,913	10,966	55,119	21,905

Increase to pre-tax income	26,614	19,892	78,866	39,689

Income tax impact of specified items	–	–	–	–

Increase to net earnings	$26,614	$19,892	$78,866	$39,689

Forest Laboratories, Inc.
Reconciliation of Certain GAAP Line Items to Non-GAAP Line Items
For the Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended
	September 30, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$691,537	$11,701	$703,238
Selling, general and administrative	408,564	14,913	393,651
Research and development	191,358	–	191,358
Earnings before provision for taxes	91,615	26,614	118,229
Provision for taxes	21,628	–	21,628
Earnings after provision for taxes	69,987	26,614	96,601
Weighted average number of shares outstanding (diluted):	270,825	–	270,825

	Three Months Ended
	September 30, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$610,914	$8,926	$619,840
Selling, general and administrative	374,889	10,966	363,923
Research and development	202,839	–	202,839
Earnings before provision for taxes	33,186	19,892	53,078
Provision for taxes	12,409	–	12,409
Earnings after provision for taxes	20,777	19,892	40,669
Weighted average number of shares outstanding (diluted):	267,169	–	267,169

	Six Months Ended
	September 30, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$1,359,105	$23,747	$1,382,852
Selling, general and administrative	852,427	55,119	797,308
Research and development	376,782	–	376,782
Earnings before provision for taxes	129,896	78,866	208,762
Provision for taxes	36,631	–	36,631
Earnings after provision for taxes	93,265	78,866	172,131
Weighted average number of shares outstanding (diluted):	269,634	–	269,634

	Six Months Ended
	September 30, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$1,263,818	$17,784	$1,281,602
Selling, general and administrative	757,198	21,905	735,293
Research and development	398,005	–	398,005
Earnings before provision for taxes	108,615	39,689	148,304
Provision for taxes	32,553	–	32,553
Earnings after provision for taxes	76,062	39,689	115,751
Weighted average number of shares outstanding (diluted):	268,092	–	268,092

Forest Laboratories, Inc.
Reconciliation of GAAP EPS to Non-GAAP EPS
For the Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Reported Net income:	$69,987	$20,777	$93,265	$76,062
Specified items net of tax:
Amortization arising from business combinations and
acquisitions of product rights
Recorded in Cost of sales	11,701	8,926	23,747	17,784
Recorded in Selling, general
and administrative	14,913	10,966	28,937	21,905

Write-off of Nabriva note receivable	–	–	26,182	–

Impact of specified items on
provision for income taxes	–	–	–	–

Adjusted Non-GAAP earnings:	$96,601	$40,669	$172,131	$115,751

Reported Diluted earnings per share:	$0.26	$0.08	$0.35	$0.28
Specified items net of tax:
Amortization arising from business combinations and
acquisitions of product rights
Recorded in Cost of sales	0.04	0.03	0.09	0.07
Recorded in Selling, general
and administrative	0.06	0.04	0.11	0.08

Write-off of Nabriva note receivable	–	–	0.10	–

Impact of specified items on
provision for income taxes	–	–	–	–
Rounding	–	–	(0.01)	–
Adjusted Non-GAAP earnings per share	$0.36	$0.15	$0.64	$0.43

Financial Condition and Liquidity

The following is a discussion of financial condition and liquidity with respect to working capital:

	As of
(In millions)	September 30, 2013	March 31, 2013

Working capital	$2,009	$1,950

Net current assets increased $58.9 million from March 31, 2013, driven by an increase in inventory of $93.9 million and an increase in marketable securities of $18.2 million.  These increases were offset by a a decrease in accounts receivable of $46.7 million and a decrease in cash and cash equivalents of $15.2 million.  The decrease in cash and cash equivalents was due to net purchases of marketable securities of $75.6 million, trademark purchases of $44.5 million, purchases of plant, property and equipment of $50.3 million, the purchase of $30.0 million of Trevena, Inc. preferred stock, and $12.3 million of funding provided to moksha8.  These decreases were offset by cash provided by operating activities of $127.9 million, cash generated by financing activities of $52.8 million and the sale of property, plant and equipment of $13.8 million.  Cash, cash equivalents and investments collectively increased by $76.9 million.

Of our total cash and cash equivalents and marketable securities position at September 30, 2013 and March 31, 2013, approximately 8% or $234.5 million and 4% or $134.2 million, respectively, were domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.9 billion at September 30, 2013 and March 31, 2013 was held in low tax jurisdictions and are attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, and auction rate securities.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Accounts receivable decreased $46.7 million primarily due to timing.  Net inventories increased $93.9 million in order to support continued demand for our products, as well as the launch of Namenda XR during the first quarter of fiscal year 2014.  We believe that current inventory levels are adequate to support continued demand for our products.

Net property, plant and equipment increased as we continued to invest in our technology and facilities. This increase was partially offset by the sale of one of our Long Island, New York facilities during the second quarter of fiscal year 2014.

On May 18, 2010, the Board of Directors authorized the 2010 Repurchase Program for up to 50 million shares of our common stock.  As of November 6, 2013, we had the authority to repurchase an additional 14.4 million shares under the 2010 Repurchase Program.

Off-Balance Sheet Arrangements

At September 30, 2013, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

Revenues are recorded in the period the merchandise is shipped.  As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations.  These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period.  Historically, our adjustments for actual settlements have not been material.  If estimates are not representative of actual settlements, results could be materially affected.

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

The sensitivity of estimates can vary by program and type of customer.  However, estimates associated with Medicaid and contract rebates are most at risk for adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, generally an interval that can range up to one year.  Because of this time lag, in any given quarter, adjustments to actuals may incorporate revisions of prior quarters.

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the experience ratios used are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $36.2 million at September 30, 2013 and $38.4 million at March 31, 2013.  Commercial discounts and other rebate accruals were $247.0 million at September 30, 2013 and $191.8 million at March 31, 2013.  Accruals for chargebacks, discounts and returns were $67.5 million at September 30, 2013 and $63.2 million at March 31, 2013.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	September 30,
(In thousands)	2013	2012

Beginning balance	$293,411	$$270,505

Provision for rebates	327,633	297,657
Settlements	(275,247)	(284,168)
	52,386	13,489

Provision for returns	18,343	7,630
Settlements	(13,249)	(5,999)
	5,094	1,631

Provision for chargebacks and discounts	172,591	166,090
Settlements	(172,744)	(166,841)
	(153)	(751)

Ending balance	$350,738	$$284,874

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

Part II – Other Information

Item 1. Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the 2013 10-K) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

We received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General.  The subpoena primarily requests documents relating to the marketing of Bystolic, Savella, and Namenda, including with respect to speaker programs for these products.  The Company is cooperating in responding to the subpoena.

In September and October 2013, the Company and Royalty Pharma Collection Trust, its licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the ‘911 patent), U.S. Patent No. 7,888,342 (the ‘342 patent), and U.S. Patent No. 7,994,220 (the ‘220 patent) in the U.S. District Court for the District of Delaware against several companies who have notified them that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire.  (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to the Company and Royalty Pharma sooner).

In November 2013, the Company entered into a settlement agreement with the last remaining defendant, Actavis, Inc. (Actavis), with respect to the patent infringement litigation we brought against Actavis' ANDA submission seeking to market generic versions of the Company's Bystolic tablets. Per the terms of this settlement agreement and subject to review of the settlement terms by the U.S. Fedeal Trade Commission, the Company will provide a license to Actavis that will permit Actavis to launch its respective generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the '040 patent, including any extensions and/or pediatric exclusivities or (b) the date that Actavis receives final FDA approval of its ANDA, or earlier in certain circumstances.

We are also subject to various legal proceedings that arise from time to time in the ordinary course of our business.   Litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

Item 1A.  Risk Factors

The risks, uncertainties and other factors described in the 2013 Form 10-K and below are not the only ones facing our company.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

There have been no material changes in our risk factors from those disclosed in the 2013 10-K except for the following risk factor, which has been updated to reflect the Savella litigation disclosed above in Part II, Item 1, and which supersedes the same risk factor in the 2013 10-K:

Our Business Depends on Intellectual Property Protection.

Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products, greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with market exclusivity periods granted by the Hatch-Waxman Act, offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  For example and as disclosed in “Item 1. Legal Proceedings” above and in Note 11 to our Condensed Consolidated Financial Statements, we have recently brought actions against certain manufacturers of generic drugs for infringement of the U.S. pharmaceutical composition of matter patent covering Bystolic, one of which remains ongoing.   Similarly, we, along with our licensor, Royalty Pharma Collection Trust, recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering Savella, our selective serotonin and norepinephrine inhibitor (SNRI) for the management of fibromyalgia.  Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our sales of that product.  Even with patent protection, we may face reduced product sales since generic manufacturers may choose in some cases to launch a generic product “at risk” before the expiration of the applicable patent(s) or before the final resolution of related patent litigation.  Availability of generic substitutes for our drugs may adversely affect our results of operations and cash flows.  In addition, proposals emerge from time to time in the U.S. and other countries for legislation to further encourage the early and rapid approval of generic drugs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders and repurchases of our equity securities during the three month period ended September 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 to 31, 2013	–	–	–	14,353,488
August 1 to 31, 2013	28,635	$42.60	–	14,353,488
September 1 to 30, 2013	–	–	–	14,353,488
Three months ended September 30, 2013	28,635		–

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced plans is different because shares of common stock may be withheld by us from employee restricted stock awards in order to satisfy tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock.  The authorization became effective immediately and has no set expiration date.  ollars in Millions, except , 2013012at May Yet Be lly Announced Plans or Programs (b)he squarter footage was too small to break

As of November 6, 2013, 14.4 million shares were available for repurchase under the 2010 Share Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase transactions.

Item 6.	Exhibits

	Exhibit 3.1	Bylaws of Forest Laboratories, Inc., as amended September 9, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed September 13, 2013.
	Exhibit 10.1	2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 21, 2013.
Exhibit 10.2
Letter Agreement between Forest and Brenton L. Saunders dated September 11, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed September 13, 2013.

Exhibit 10.3
Stock Purchase Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 4, 2013.

Exhibit 10.4
Employee Restricted Stock Agreement (Time-Based) granted to Brenton L. Saunders on October 1, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 4, 2013.

Exhibit 10.5
Change of Control Employment Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 4, 2013.

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document**
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.PRE	XBRL Taxonomy Presentation Linkbase Document*
	101.CAL	XBRL Taxonomy Calculation Linkbase Document*
	101.LAB	XBRL Taxonomy Label Linkbase Document*

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013

Forest Laboratories, Inc.
(Registrant)

/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive V.P. Finance & Administration and
Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer