Form 10-Q
period 2013-12-31
FOREST LABORATORIES INC
filed 2014-02-06
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Number of shares outstanding of Registrant's Common Stock as of February 5, 2014: 270,960,901

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2013	March 31, 2013

Assets

Current assets:
Cash (including cash equivalent investments of $1,731,817 at
December 31, 2013 and $867,112 at March 31, 2013)	$2,322,433	$935,675
Marketable securities	701,671	739,198
Accounts receivable, less allowance for doubtful accounts of
$2,040 at December 31, 2013 and $2,003 at March 31, 2013	369,881	478,032
Inventories, net	438,002	393,901
Deferred income taxes	274,980	266,455
Prepaid and other current assets	186,151	134,525
Total current assets	4,293,118	2,947,786

Non-current assets:
Marketable securities and investments	1,463,818	1,349,424
Property, plant and equipment, less accumulated depreciation of
$388,901 at December 31, 2013 and $362,742 at March 31, 2013	395,573	376,960
Goodwill	713,091	713,091
License agreements, product rights and other intangibles, less accumulated amortization of $425,740 at December 31, 2013
and $322,689 at March 31, 2013	2,072,079	2,127,639
Other assets	121,063	114,682
Total assets	$9,058,742	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par values)	December 31, 2013	March 31, 2013

Liabilities and Stockholders' equity

Current liabilities:
Accounts payable	$77,467	$157,349
Accrued expenses and other liabilities	962,563	840,342
Total current liabilities	1,040,030	997,691

Long-term liabilities:
Long-term debt	1,200,000	–
Income tax liabilities	528,447	567,311
Deferred tax liabilities	257,031	283,245
Other long-term liabilities	39,903	36,080
Total liabilities	3,065,411	1,884,327

Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock, $.10 par; shares authorized 1,000,000; 433,995 and 430,385 shares issued at December 31, 2013 and
March 31, 2013, respectively	43,400	43,039
Additional paid-in capital	1,951,124	1,799,071
Retained earnings	9,166,570	9,055,344
Accumulated other comprehensive income	3,887	10,116
Treasury stock, at cost (164,044 shares at December 31, 2013 and
163,886 shares at March 31, 2013)	(5,171,650)	(5,162,315)
Total stockholders' equity	5,993,331	5,745,255
Total liabilities and stockholders' equity	$9,058,742	$7,629,582

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2013	2012	2013	2012

Net revenue
Net sales	$846,784	$677,967	$2,455,066	$2,121,750
Contract revenue	31,612	38,314	99,555	158,426
Total revenue	878,396	716,281	2,554,621	2,280,176

Cost of goods sold	182,270	153,311	511,355	471,257

Gross profit	696,126	562,970	2,043,266	1,808,919

Operating expenses
Selling, general and administrative	454,981	428,380	1,307,408	1,185,578
Research and development	219,506	325,290	596,288	723,295
Total operating expenses	674,487	753,670	1,903,696	1,908,873

Operating income (loss)	21,639	(190,700)	139,570	(99,954)
Interest and other income (expense), net	683	6,409	12,648	24,278
Income (loss) before income taxes	22,322	(184,291)	152,218	(75,676)
Income tax expense (benefit)	4,361	(30,683)	40,992	1,870
Net income (loss)	$17,961	$(153,608)	$111,226	$(77,546)

Net income (loss) per common share:

Basic	$0.07	$(0.58)	$0.41	$(0.29)
Diluted	$0.07	$(0.58)	$0.41	$(0.29)

Weighted average number of common shares
outstanding:

Basic	269,481	266,018	268,385	266,967
Diluted	272,901	266,018	270,832	266,967

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2013	2012	2013	2012

Net income (loss)	$17,961	$(153,608)	$111,226	$(77,546)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,946	2,933	8,997	(3,569)
Pension liability adjustment, net of tax	–	108	(1,444)	3,468
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of tax	269	3,937	(13,782)	4,732
Other comprehensive income (loss):	3,215	6,978	(6,229)	4,631

Comprehensive income (loss)	$21,176	$(146,630)	$104,997	$(72,915)

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
(In thousands)	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$111,226	$(77,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,908	34,496
Amortization	100,758	73,695
Stock-based compensation expense	58,614	53,259
Deferred income tax benefit	(34,739)	(39,260)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	108,151	73,875
Inventories, net	(44,101)	(83,728)
Prepaid and other current assets	(49,322)	33,546
Increase (decrease) in:
Accounts payable	(79,882)	(84,992)
Accrued expenses	122,221	101,673
Income tax liabilities	(38,864)	3,517
Other liabilities	12,287	–
Other	22,615	1,766
Net cash provided by operating activities	330,872	90,301

Cash flows from investing activities:
Purchase of property, plant and equipment	(75,932)	(50,557)
Sale of property, plant and equipment	13,750	–
Purchase of marketable securities	(911,986)	(2,982,108)
Redemption of marketable securities	851,202	2,526,325
Purchase of trademarks	(44,500)	(125,000)
Other investing activities	(49,231)	(108,077)
Net cash used in investing activities	(216,697)	(739,417)

Cash flows from financing activities:
Proceeds from long-term debt	1,200,000	–
Net proceeds from common stock options exercised by
employees under stock option plans	86,096	19,729
Tax benefit related to stock-based compensation	7,704	1,867
Treasury stock transactions	(9,335)	(10,841)
Other financing activities	(18,468)	–
Net cash provided by financing activities	1,265,997	10,755

Effect of exchange rate changes on cash	6,586	7,749
Increase (decrease) in cash and cash equivalents	1,386,758	(630,612)
Cash and cash equivalents, beginning of period	935,675	1,579,515
Cash and cash equivalents, end of period	$2,322,433	$948,903

See notes to condensed consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included in the interim periods presented and all adjustments are of a normal recurring nature.  The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and nine-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.  When used in these notes, the terms “Forest” or “the Company” mean Forest Laboratories, Inc. and subsidiaries.  The March 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and footnotes hereto incorporated by reference in the Company's Annual Report on Form  10-K for the fiscal year ended March 31, 2013.

For the third quarter of fiscal 2014, the Company modified the presentation of its Consolidated Statements of Operations effective for all periods presented, whereby Interest income, interest expense and other miscellaneous income/expense is presented in the ‘Interest and other income (expense)’ caption below Operating income (loss).  The modified presentation is consistent with industry practice and conforms with the requirements of Regulation S-X 5.03.  There were no changes in the Company’s accounting policies, methodology for estimates or the activity included in the respective captions in the Consolidated Statements of Operations.

2.   Accounts receivable:

Accounts receivable, net, consist of the following:

(In thousands)
	December 31, 2013	March 31, 2013
Trade	$312,008	$403,331
Other	57,873	74,701
	$369,881	$478,032

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
	December 31, 2013	March 31, 2013
Raw materials	$158,641	$127,508
Work in process	1,028	1,333
Finished goods	278,333	265,060
	$438,002	$393,901

4. Fair value measurements:

The following table presents the levels within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands)
Description	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,329,814	$1,329,814	$–	$–
Municipal bonds and notes	12,484	–	12,484	–
Commercial paper	483,082	2,850	480,232	–
Variable rate demand notes	33,970	–	33,970	–
Auction rate securities	3,198	–	–	3,198
Certificates of deposit	73,443	–	73,443	–
Corporate bonds	1,661,037	–	1,661,037	–
Government agency bonds	246,091	–	246,091	–

Description	Fair value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$818,474	$818,474	$–	$–
Municipal bonds and notes	46,877	–	46,877	–
Commercial paper	168,639	31,815	136,824	–
Variable rate demand notes	1,500	–	1,500	–
Auction rate securities	3,198	–	–	3,198
Certificates of deposit	90,268	5,981	84,287	–
Corporate bonds	1,509,870	–	1,509,870	–
Government agency bonds	278,804	–	278,804	–

The Company determines fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The Company determines the value of its auction rate securities portfolio based upon a discounted cash flow model.  The assumptions used in the valuation model include estimates for interest rates, timing and amount of cash flows, and expected holding periods for the auction rate securities.

There were no purchases or sales of Level 3 investments during the three and nine-month periods ended December 31, 2013.

The Company also issued long-term debt with a carrying value of $1.2 billion during the three months ended December 31, 2013.  See Note 12 for further information.

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

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Marketable securities:

Available-for-sale debt securities consist of the following:

(In thousands)	December 31, 2013
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$7,146	$11	$–
Government agency bonds	90,746	141	(1)
Commercial paper	104,363	–	–
Certificates of deposit	43,453	5	(8)
Corporate bonds	455,963	709	(62)
Total current securities	701,671	866	(71)

Non-current:
Municipal bonds and notes	5,338	22	–
Government agency bonds	155,345	172	(267)
Commercial paper	5,834	–	–
Certificates of deposit	3,000	–	–
Corporate bonds	1,202,946	3,678	(5,358)
Auction rate securities	3,198	–	(752)
Variable rate demand notes	33,970	–	–
Total non-current securities	1,409,631	3,872	(6,377)
Total available-for-sale debt securities	$2,111,302	$4,738	$(6,448)

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	March 31, 2013
	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income
Current:
Municipal bonds and notes	$34,025	$34	$–
Government agency bonds	87,227	125	(10)
Commercial paper	144,293	–	–
Certificates of deposit	47,977	–	(2)
Corporate bonds	425,676	1,286	(33)
Total current securities	739,198	1,445	(45)

Non-current:
Municipal bonds and notes	12,852	37	–
Government agency bonds	186,577	434	(19)
Certificates of deposit	22,999	–	–
Corporate bonds	1,084,194	5,290	(2,150)
Auction rate securities	3,198	–	(752)
Variable rate demand notes	1,500	–	–
Total non-current securities	1,311,320	5,761	(2,921)
Total available-for-sale debt securities	$2,050,518	$7,206	$(2,966)

Proceeds from the sale of available-for-sale debt securities were $851.2 million and $2.5 billion for the nine months ended December 31, 2013 and December 31, 2012, respectively.  Gross realized gains on those sales were $0.5 million and $1.1 million, respectively.  In order to determine gross realized gains and losses, the Company uses average cost.  The Company records holding gains and losses on available for sale securities in the ‘Accumulated other comprehensive income’ caption in the condensed consolidated Balance Sheet.  The Company had a net unrealized holding loss of $1.7 million at December 31, 2013 and a net unrealized holding gain of $4.2 million at March 31, 2013.  The preceding tables do not include the Company’s equity securities for Ironwood Pharmaceuticals, Inc. (Ironwood) and Trevena, Inc. (Trevena).  The carrying value of the Company’s equity securities in Ironwood, which were measured at fair market value based on quoted market prices for the related security, was $24.2 million and $38.1 million at December 31, 2013 and March 31, 2013, respectively.  The Company purchased $30 million of Trevena preferred stock during the first quarter of fiscal 2014.  Refer to Note 6 for additional information.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contractual maturities of available-for-sale debt securities at December 31, 2013 are as follows:

(In thousands)
Estimated FV
Within one year	$701,671
1-5 years	1,367,236
5-10 years	2,400
After 10 years	39,995
$2,111,302

Actual maturities may differ from stated maturities because some borrowers have the right to call or prepay obligations with or without call penalties.

The Company invests funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, and auction rate securities.  Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and any resistance to the exercise of these options would be deemed as a default by the issuer.  Such a potential default would be reflected in the issuer’s respective credit rating, for which the Company maintains investment grade requirements pursuant to its corporate investment guidelines.  While the Company believes its investments that have net unrealized losses are temporary, declines in the value of these investments may be deemed other-than-temporary if the credit and capital markets were to deteriorate in future periods.  The Company has the ability and intends to hold its investments until a recovery of fair value, which may be at maturity.  The Company does not consider these investments to be other-than-temporarily impaired and will continue to monitor global market conditions to minimize the risk of impairments in future periods.

6.  License and collaboration agreements:

Saphris license

On November 29, 2013, the Company entered into an Asset Purchase Agreement (APA) with Merck Sharp & Dohme B.V., a wholly owned subsidiary of Merck & Co., Inc. (Merck) pursuant to which the Company purchased exclusive rights in the United States (U.S.) for Saphris® (asenapine) sublingual tablets, a treatment for adult patients with schizophrenia and, as monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  Upon the closing of the transaction on January 10, 2014, the Company paid Merck $155 million and entered into a supply agreement pursuant to which it will purchase the product from Merck at an agreed purchase price.

In addition, the Company is obligated to pay up to an additional $85 million to Merck for costs and expenses incurred in connection with post-marketing clinical trials conducted for Saphris during calendar 2013 which is expected to be paid during the fourth quarter of fiscal 2014.  The agreement also includes certain sales milestone payments to Merck upon the achievement of certain net sales thresholds.

Saphris is an atypical antipsychotic approved by the U.S. Food and Drug Administration (FDA) and launched in 2009.

Fetzima approval

In July 2013, the Company received FDA approval for FetzimaTM (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of Major Depressive Disorder in adults.  The product was launched in December 2013 and recorded sales of $8.0 million of initial trade stocking for the three months ended December 31, 2013.  The Company licensed the rights to levomilnacipran in the U.S. and Canada from Pierre Fabre Laboratories, and was obligated to pay a milestone payment of $30 million upon FDA approval.  Such milestone payment was capitalized as an intangible asset and is currently being amortized over the life of the patent for Fetzima.

Trevena

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

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of December 31, 2013, payments totaling $230 million relating to development and approval milestones have been made.  The Company may be obligated to pay up to an additional $100 million if certain sales milestones are achieved.

Linzess received FDA approval as a once-daily treatment for adult men and women suffering from    IBS-C and CIC in August 2012.  For the three and nine-month periods ended December 31, 2013, Linzess sales in the U.S. totaled $51.0 million and $114.3 million, respectively.

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

The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue
Net Sales attributed to the Ironwood
collaboration agreement	$51,044	$19,227	$114,251	$19,227
Cost of sales
Cost of sales attributed to the
Ironwood collaboration agreement	2,133	770	5,539	770
Selling, general and administrative
Payment to/ (receipt from) Ironwood
for the Commercialization pool	3,968	(8,369)	(13,799)	(13,884)
Research and development
Payment to/ (receipt from) Ironwood
for the Development pool	595	(949)	1,602	(2,350)

moksha8

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement included an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.  In addition, the Company agreed to provide up to $125 million in debt financing to moksha8 in several tranches over a two-year period, conditioned upon moksha8 achieving certain business goals.  The agreement also included an option for Forest to acquire moksha8 at a fixed price of $157 million at the end of the two year period, subsequent to which the shareholders of moksha8 had an option to put to Forest all interests of moksha8 at a fixed price of $144 million.

As of December 31, 2013, a total of $101.9 million has been funded of which $19.2 million was funded during the nine months ended December 31, 2013.  The loan, which has a term of 6 years from the date of initial funding, is collateralized by the assets of moksha8.  The Company has recorded a loan receivable as a long term asset in the Company’s condensed consolidated Balance Sheet which is included in the ‘Other assets’ caption.

The Company accounts for the loan using the cost method and performed an impairment analysis during the third quarter of fiscal 2014 with the fair value of the loan being determined based on the fair value of the collateral.  The loan is a level 3 financial instrument and the fair value was determined using a discounted cash flow model with the key inputs including revenue projections, weighted average cost of capital and discount rates.  Based on the analysis performed, the value of the loan was deemed to be appropriate.

In January 2014, the Company and moksha8 amended the terms the original agreement which terminated Forest’s obligation to provide additional funding to moksha8. The amendment also terminated Forest’s option to acquire moksha8 as well as the shareholders of moksha8’s option to put to Forest all interests of moksha8.  moksha8 retains the exclusive license to commercialize Viibryd and continues to work with the Company to obtain licenses to additional products in Latin America.

7. Net income (loss) per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic	269,481	266,018	268,385	266,967
Incremental shares attributable to share
based compensation plans	3,420	–	2,447	–
Diluted	272,901	266,018	270,832	266,967

Options to purchase approximately 1.8 million shares of common stock at exercise prices ranging from $42.61 to $59.05 per share and options to purchase approximately 5.0 million shares of common stock at exercise prices ranging from $35.63 to $59.05 per share were not included in the computation of diluted shares for three and nine-month periods ended December 31, 2013, respectively, because their effect would be anti-dilutive.  These options expire through 2023.  Options to purchase approximately 16.6 million shares at exercise prices ranging from $20.55 to $59.05 per share were not included in the computation of diluted shares for the three and nine-month periods ended December 31, 2012, respectively, because their effect would be anti-dilutive.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with the provisions of ASC 718-10 Compensation–Stock Compensation, takes into consideration the compensation cost attributed to future services not yet recognized.

On November 26, 2013, the Board terminated the previously outstanding 50 million share repurchase authorization and authorized the repurchase of up to $1 billion of shares of common stock based on prevailing prices from time to time. The new authorization became effective immediately and has no set expiration date.

8. Stockholders’ equity:

Stock based compensation: In August 2013, the Company’s stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the 2007 Plan) whereby an additional 28 million shares were authorized to be issued to employees of the Company.  Under the 2007 Plan, as amended, a total of 57 million shares have been authorized to be issued.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock options, granted at prices not less than the fair market value of the common stock at the date of the grant, may be exercisable for up to ten years from the date of issuance.  As of December 31, 2013, 30.3 million shares were available for grant under the amended 2007 Plan.  Stock based compensation expense of $24.1 million ($16.3 million net of tax) and $58.6 million ($39.5 million net of tax) was recorded for the three and nine-month periods ended December 31, 2013, respectively.  For the three and nine-month periods ended December 31, 2012, compensation expense of $24.8 million ($17.5 million net of tax) and $53.3 million ($37.9 million net of tax) respectively, was recorded.  This expense is charged to Cost of sales, SG&A expense and R&D expense, as appropriate.

9. Business segment information:

The Company operates in only one segment.  Net sales by therapeutic class is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2013	2012	2013	2012

Central nervous system	$512,806	$441,871	$1,538,579	$1,479,574
Cardiovascular	136,202	116,429	404,954	345,661
Gastrointestinal	51,044	19,227	114,251	19,227
Respiratory	56,698	29,647	145,085	66,961
Other	90,034	70,793	252,197	210,327
	$846,784	$677,967	$2,455,066	$2,121,750

10.  Income taxes:

The Company’s income tax returns for fiscal years prior to 2003 in most jurisdictions and prior to 2008 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-2002 fiscal years, including the Internal Revenue Service (IRS), which has recently concluded its examination of the Company’s U.S. federal income tax returns for fiscal years 2004, 2005 and 2006.

In connection with that examination, the Company agreed to an assessment related to intercompany transfer pricing.  Such assessment resulted in additional U.S. federal and state corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

Fiscal years 2007, 2008 and 2009 are currently under review by the IRS.  It is unlikely that the outcome will be determined within the next 12 months.  Potential claims for years under review could be material.

The Company’s continuing practice is to recognize net interest related to income tax matters in income tax expense.  For the nine months ended December 31, 2013, the Company accrued an additional $13.2 million in interest for a total of $63.5 million related to the resolution of various income tax matters.

Our effective tax rate was 19.5% and 26.9% for the three and nine-month periods ended December 31, 2013, respectively, as compared to 16.6% and (2.5%) for the same periods last year.  The increase in the current three and nine-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction, the expiration of the U.S. Research & Experimentation Tax Credit as of December 31, 2013, the write-off of a note receivable related to the termination of the Nabriva development program, partially offset by the impact of Project Rejuvenate.

11. Contingencies:

The Company is a defendant in three federal actions filed on behalf of individuals who purchased Celexa and/or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a MDL proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that the Company marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed an amended complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes.  Plaintiffs moved for class certification in all these three states on June 28, 2013.  On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class.  Forest filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014.

On May 3, 2013, an action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro for adolescent depression has been deceptive.  This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, the Company moved to dismiss the complaint.  The motion was argued before the Court on September 20, 2013, and a decision is pending.

On November 13, 2013, an action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa and Lexapro for pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was transferred to the MDL mentioned in the preceding paragraphs, and the Company filed a motion to dismiss the complaint on January 15, 2014.

The Company intends to continue to vigorously defend against these cases.  At this time, the Company believes an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company is also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs.  The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa and/or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  The Company has reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations.  The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only Forest Pharmaceuticals, Inc., which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing and a trial date has been set in March 2014.  On December 9, 2013, the Company filed a motion for summary judgment, which was argued on January 8, 2014.  A decision on this motion is pending.  The Company intends to continue to vigorously defend against this action.  At this time, the Company believes an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest is currently defending approximately 195 product liability lawsuits.  Thirteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide.  The remainder of the lawsuits allege that Celexa or Lexapro caused various birth defects.  Each lawsuit seeks substantial compensatory and punitive damages.  The Company is vigorously defending these suits.

An MDL was established for the majority of the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the U.S. District Court for the Eastern District of Missouri.  The MDL has concluded and the remaining twelve cases have been remanded to the federal district courts in which they were filed originally.  Several trials involving completed suicides have been scheduled in those federal district courts in 2014 and 2015 and Forest expects more trial dates to be established.  A state court case involving a young woman who allegedly attempted suicide is set for trial in February 2014 in Montgomery, Alabama.

The majority of the birth defect cases are consolidated for pretrial purposes in Cole County Circuit Court in Missouri.  Two cases are set for trial in Cole County in May 2014 and September 2014.  Nineteen cases are pending in the U.S. District Court for the District of New Jersey.  Fact discovery closes in March 2014.  One case is pending in Orange County, California and is set for trial in June 2014.  The Company expects that the state court consolidation will ease the burden of defending these cases.  The Company believes that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provides the Company with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and the Company cannot predict or determine the outcome of this litigation.  Forest generally maintains $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

In December 2013, the Company was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware under the caption “Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. v. Forest Laboratories, Inc.”  The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR.  The relief requested includes preliminary and permanent injunctive relief, and damages.  The Company intends to vigorously defend against this action.  At this time, the Company believes an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In January 2014, Forest and its licensors for Namenda XR, Merz Pharma GmbH & Co. KgaA (Merz) and Adamas Pharmaceuticals, Inc. (Adamas), brought actions for infringement of certain patents in the U.S. District Court for the District of Delaware against Wockhardt USA LLC (Wockhardt), Teva Pharmaceuticals USA, Inc. (Teva), Sun Pharma Global FZE (Sun), and related subsidiaries and affiliates thereof.  These companies have notified Forest that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  Specifically, the lawsuits allege that Wockhardt’s, Teva’s, and Sun’s ANDA submissions infringe some or all of U.S. Patent No. 5,061,703 (the ‘703 patent), U.S. Patent No. 8,168,209 (the ‘209 patent), U.S. Patent No. 8,173,708 (the ‘708 patent), U.S. Patent No. 8,283,379 (the ‘379 patent), U.S. Patent No. 8,329,752 (the ‘752 patent), U.S. Patent No. 8,362,085 (the ‘085 patent), and U.S. Patent No. 8,598,233 (the ‘233 patent).  (The ‘703 patent expires in April 2015, the ‘009 patent expires in March 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in November 2025.)  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to the Company, Merz, and Adamas sooner).

The Company is also subject to various legal proceedings that arise from time to time in the ordinary course of its business.  Litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of these matters.

12. Debt:

On December 10, 2013 the Company issued $1.2 billion of 5.00% Senior Notes (the 5.00% Senior Notes), which mature on December 15, 2021.  The 5.00% Senior Notes accrue interest per annum, payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2014.  The Company incurred $18.5 million in deferred financing costs associated with the 5.00% Senior Notes which will be amortized over the term of the notes.   For the three months ended December 31, 2013, the Company recorded $3.5 million of interest expense and $0.1 million of  amortization of deferred financing fees related to the 5.00% Senior Notes.  The 5.00% Senior Notes have a fair value of $1.2 billion which is based on a market approach using Level 2 inputs.

13. Restructuring initiative:

During the third quarter of fiscal 2014, the Company announced Project Rejuvenate, a $500 million cost savings initiative with a goal of streamlining operations and reducing the Company’s operating cost base.  Project Rejuvenate is focused on three areas: flattening and broadening the organization to reduce layers and increase spans of control, increase the Company’s productivity and profitability by decreasing costs and streamlining work to reduce low value activities.

The Company expects annualized savings of approximately $270 million associated with the streamlining and realigning the R&D organization, $150 million in savings associated with the reduction of marketing expenses and $80 million in cost savings from a reduction in general and administrative expenses.  Forest currently estimates that approximately $110 million of the cost savings will result from a reduction in headcount.  The Company expects to achieve 65%-75% of the cost savings from Project Rejuvenate by the end of fiscal 2015 and the remainder by the end of fiscal 2016.

The Company expects the total cost to implement Project Rejuvenate to be in the range of $150 million to $200 million.  During the three months ended December 31, 2013, Forest recorded $45 million in pre-tax restructuring expenses relating to post-employment benefits.  These expenses were recorded in R&D expense and SG&A expense, as appropriate.

The liability balance for the cost savings initiative as of December 31, 2013 is as follows:

(In thousands)
December 31, 2013
Beginning Balance as of October 1, 2013	$–
Charges	45,000
Adjustments	–
Cash Payments	–
Balance	$45,000

14. Subsequent events:

Aptalis acquisition

On January 7, 2014, Forest Laboratories, Inc. (FLI), FRX Churchill Holdings, Inc., a wholly owned subsidiary of FLI (Holdings), FRX Churchill Sub, LLC, a wholly owned subsidiary of Holdings (Merger Sub), and Aptalis Holdings, Inc. (Aptalis), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company would acquire Aptalis for $2.9 billion minus Aptalis’ existing indebtedness and related fees and costs, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options immediately prior to the effective time of the Aptalis Acquisition (the “Effective Time”) and plus certain cash amounts, all as further described in the Merger Agreement.  On January 31, 2014, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Aptalis, with Aptalis continuing as the surviving corporation and indirect wholly owned subsidiary of Holdings (the “Merger”).  The Company funded the Merger using $1.2 billion of cash on hand, including $650.0 million in cash from a foreign subsidiary, and the proceeds from the issuance of aggregate principal $1.8 billion of Senior Notes on January 31, 2014.

Upon the effectiveness of the Merger, each share of Aptalis common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time, other than any dissenting shares and any shares held by Aptalis, Holdings or any of their respective subsidiaries, was converted into the right to receive its pro rata share (the “Per Share Merger Consideration”), without interest and less applicable income or employment tax withholding, of an aggregate purchase price equal to $2.9 billion, minus Aptalis’ existing indebtedness and related fees and costs, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options immediately prior to the Effective Time and plus certain cash amounts, all as further described in the Merger Agreement.

Aptalis is an international, specialty pharmaceutical company that focuses on developing, manufacturing, licensing and marketing therapies for certain cystic fibrosis- and gastrointestinal -related disorders.  Aptalis’ business focuses on therapeutic areas that are currently underserved by large pharmaceutical companies and are characterized by products used for chronic conditions. Aptalis has manufacturing and commercial operations in the U.S., Europe and Canada, and its products include Zenpep®, Canasa®, Carafate®, Pylera®, Rectiv®, Viokace®, Ultresa®, Lacteol®, Delursan®, Panzytrat® and Salofalk®.  Aptalis also formulates and develops enhanced pharmaceutical and biopharmaceutical products through the use of its proprietary technology platforms.

With this acquisition, the Company gained numerous strategic benefits, including an increased presence both domestically and internationally, expansion of its key therapeutic areas and customer base, a positive impact on its financial condition in the current period and moving forward and an opportunity to realize greater efficiencies in its operations.

The acquisition of Aptalis had no impact on the Company’s Condensed Consolidated Financial Statements as of and for the periods ended December 31, 2013 and 2012.  The preparation of the closing balance sheet for Aptalis is currently underway and the Company will perform valuation procedures to determine the fair value of assets acquired and liabilities assumed upon completion of the closing balance sheet. As such, the information necessary to determine the fair value of assets acquired and liabilities assumed is not yet available.

 $1.8 billion aggregate principal senior unsecured notes

In conjunction with the acquisition of Aptalis, the Company issued a private placement offering of $1.8 billion aggregate principal amount of senior unsecured notes on January 31, 2014 to fund the acquisition.  This comprised of $1.05 billion aggregate principal amount of its 4.375% senior unsecured notes due 2019 and $750 million aggregate principal amount of its 4.875% senior unsecured notes due 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Forest Laboratories, Inc. (herein referred to as “the Company,” “we” or “our”) is a leading, fully integrated, speciality pharmaceutical company that develops, manufactures, and sells branded forms of ethical drug products, most of which require a physician's prescription.  Our primary and most important products in the United States (U.S.) are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drugs which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with our licensing partners.  Our products include those developed by us, those developed in conjunction with our partners and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

The following is a summary of transactions and key events that occurred during fiscal 2014:

•
On January 7, 2014, we entered into a definitive agreement to acquire Aptalis Holdings, Inc. (Aptalis) for $2.9 billion minus Aptalis’ existing debt and related fees and costs, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options immediately prior to effective time of the Aptalis Acquisition and plus certain cash amounts.  Aptalis is a privately held leading specialty pharmaceutical company largely focused on the gastrointestinal and cystic fibrosis markets.  Aptalis has manufacturing and commercial operations in the U.S., Europe and Canada.  The products acquired will diversify and advance the Company’s strategies within the respective therapeutic classes.  On January 31, 2014, the Company consummated the acquisition using a combination of cash on hand and the proceeds from the issuance of an aggregate $1.8 billion principal amount of senior unsecured notes (the $1.8 billion Senior Notes).

•
In December 2013, we announced Project Rejuvenate, a $500 million cost savings initiative with the goal of streamlining operations and reducing our operating cost base.  Project Rejuvenate is focused on three areas: flattening and broadening the organization to reduce layers and increase spans of control, increase our productivity and profitability by decreasing costs, and streamlining work to reduce low value activities.  The Company expects the total cost of Project Rejuvenate to be in the range of $150 million to $200 million.  For the three months ended December 31, 2013, we recorded $45 million in pre-tax restructuring expenses related to post-employment benefits.

•
In December 2013 the Company issued $1.2 billion of 5.00% Senior Notes (the 5.00% Senior Notes), which mature on December 15, 2021.  In January 2014, in conjunction with the acquisition of Aptalis, the Company issued the $1.8 billion Senior Notes, comprised of $1.05 billion aggregate principal amount of its 4.375% senior unsecured notes due 2019 and $750 million aggregate principal amount of its 4.875% senior unsecured notes due 2021.

•
In November 2013, we entered into an Asset Purchase Agreement (APA) with Merck Sharp & Dohme B.V., a wholly owned subsidiary of Merck & Co., Inc. (Merck) to purchase exclusive rights in the U.S. for Saphris® (asenapine) sublingual tablets, a treatment for adult patients with schizophrenia and, as monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  Upon the closing of the transaction on January 10, 2014, the Company made a payment of $155 million and entered into a supply agreement pursuant to which it will purchase the product from Merck at an agreed purchase price.  The Company is obligated to pay up to an additional $85 million to Merck for costs and expenses incurred in connection with post-marketing clinical trials for Saphris conducted during calendar 2013 and the agreement also includes certain sales milestone payments to Merck upon the achievement of certain net sales thresholds.

•
During November 2013, we and our partner Gedeon Richter Ltd. received a complete response letter from the U.S. Food and Drug Administration (FDA) regarding our New Drug Application (NDA) for cariprazine, an atypical antipsychotic for the treatment of schizophrenia and acute mania associated with bipolar disorder, bipolar depression and as an adjunct treatment for Major Depressive Disorder (MDD).  The FDA acknowledged that cariprazine demonstrated effectiveness in the treatment of schizophrenia and mania associated with bipolar disorder and requested further information on the drug, including additional clinical trial data to better define the optimal dosing regimen to maintain the demonstrated efficacy, while minimizing the potential for the development of adverse events generally associated with this class of drug.

•
In October 2013, Brenton L. Saunders replaced Howard Solomon as President and Chief Executive Officer of Forest Laboratories pursuant to a letter agreement he signed with the Company on September 11, 2013.  Mr. Saunders has been a member of our Board since August 2011 and was formerly the Chief Executive Officer of Bausch + Lomb.

•
In July 2013, we and our partner Pierre Fabre Laboratories received FDA approval for FetzimaTM (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of MDD in adults.  Fetzima was launched during the third quarter of fiscal 2014 and recorded sales of $8.0 million of initial trade stocking in the period.

Financial Performance

The Company modified the presentation of its Consolidated Statements of Operations effective for all periods presented.  Interest income, interest expense and other miscellaneous income/expense is now presented in the Interest and other income (expense) caption below Operating income (loss).

The following table provides a summary of our financial performance:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2013	2012	2013	2012

Total revenue	$878,396	$716,281	$2,554,621	$2,280,176

Selling, general and administrative	454,981	428,380	1,307,408	1,185,578

Research and development	219,506	325,290	596,288	723,295

Net income (loss)	$17,961	$(153,608)	$111,226	$(77,546)

Diluted income (loss) per share:	$0.07	$(0.58)	$0.41	$(0.29)

•
Total revenue: Total revenue increased $162.1 million and $274.4 million for the three and nine months ended December 31, 2013, respectively, compared to prior year periods.  The increase was driven by sales of our next generation products, Bystolic®, Viibryd ®, Linzess®, Savella®, Daliresp®, Tudorza®, Teflaro®, Namenda XR® and Fetzima, which increased to $375.4 million and $972.4 million for the three and nine months ended December 31, 2013, respectively, compared to $235.4 million and $636.6 million for the same periods last year.  In addition, Namenda® sales increased $17.9 million and $75.8 million for the three and nine months ended December 31, 2013, respectively, compared to the same periods last year.  The increases for the nine months ended December 31, 2013 were partially offset by decreases in Lexapro® sales of $104.0 million and decreases in Lexapro contract revenue of $51.3 million.

•
Selling, general and administrative (SG&A): SG&A expense increased 6.2% to $455.0 million and 10.3% to $1,307.4 million for the three and nine months ended December 31, 2013, respectively, compared to the prior year periods.  The three and nine months ended December 31, 2013 included $18 million of expenses related to Project Rejuvenate for post-employment benefits.  SG&A spending for the current period reflects those resources and activities required to support our currently marketed products, particularly our newest products: Fetzima, Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.

•
Research and development (R&D): R&D expense decreased 32.5% to $219.5 million and 17.6% to $596.3 million for the three and nine months ended December 31, 2013, respectively, from the same periods last year.  The three and nine months ended December 31, 2013 included $27 million of expenses related to Project Rejuvenate for post-employment benefits.  The decrease was due to lower third party development costs and milestone and upfront payments in the current year periods.  Excluding the milestone payments, upfront licensing payments, and Project Rejuvenate, R&D expense decreased $52.3 million or 25.5% and $101.5 million or 16.8% for the three and nine months ended December 31, 2013, respectively.

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

R     Results of Operations

Revenue
Three months ended December 31, 2013 compared to three months ended December 31, 2012

Net sales increased $168.8 million or 24.9% to $846.8 million for the three months ended December 31, 2013 primarily due to increases in sales of our next generation products and Namenda®. Our next generation products include Bystolic, Viibryd, Linzess, Namenda XR, Daliresp, Savella, Teflaro, Tudorza, and Fetzima. The following table and commentary presents net sales of our products compared to the prior year:

	Three Months Ended
(In thousands)	December 31,
	2013	2012	Change	% Change
Key Marketed Products
Namenda	$363,718	$345,832	$17,886	5.2%
Bystolic	130,741	108,828	21,913	20.1
Viibryd	52,689	40,628	12,061	29.7
Linzess	51,044	19,227	31,817	165.5
Namenda XR	37,752	–	37,752	–
Daliresp	26,771	17,456	9,315	53.4
Savella	25,604	25,559	45	0.2
Teflaro	22,303	11,546	10,757	93.2
Tudorza	20,422	12,191	8,231	67.5
Fetzima	8,036	–	8,036	–

Lexapro	21,073	20,332	741	3.6

Other Products	86,631	76,368	10,263	13.4

Total	$846,784	$677,967	$168,817	24.9%

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate receptor antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type increased $17.9 million to $363.7 million for the three months ended December 31, 2013 as compared to $345.8 million in the same period last year.  This increase was driven by price increases partially offset by a decline in volume attributable to patient conversion to Namenda XR.  Namenda’s patent expires in April 2015 and agreements with multiple parties allow generic entry in January 2015.  In January 2014, the Company submitted to the FDA data from its pediatric program to extend the Namenda patent.  If the FDA finds the submission meets the requirements of the Pediatric Written Request, the Company would be entitled to a six-month extension of marketing exclusivity for Namenda.  The new patent expiration date would be October 2015 with generic entry in July 2015.

Namenda XR, a once-daily extended-release formulation of Namenda for the treatment of moderate to severe dementia of the Alzheimer’s type, recorded sales of $37.8 million for the three months ended December 31, 2013.  Namenda XR was launched in June 2013 and recorded sales of $11.5 million during the second quarter of fiscal year 2014.

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, had an increase in sales of 20.1% or $21.9 million for the three months ended December 31, 2013 compared to the same period last year.  The increase was driven by price increases and modest volume growth.

Sales of Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with MDD totaled $52.7 million for the three months ended December 31, 2013 and $40.6 million in the same period last year.  The increase year over year was driven by increased volume and price increases.

Linzess (linaclotide), our guanylate cyclase agonist for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation in adults, recorded sales of $51.0 million for the three months ended December 31, 2013 and $19.2 million in the same period last year.  The increase was due to increased volume.  Linzess was launched in December 2012.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce the risk of exacerbations in patients with severe chronic obstructive pulmonary disease (COPD) associated with chronic bronchitis and a history of exacerbations, achieved sales of $26.8 million for the three months ended December 31, 2013 and $17.5 million in the same period last year.  The increase year over year was driven by increased volume and price increases.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with acute bacterial skin and skin structure infections and community acquired bacterial pneumonia, achieved sales of $22.3 million and $11.5 million for the three months ended December 31, 2013 and December 31, 2012, respectively.  The increase year over year was due primarily to increased volume.

Tudorza (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent indicated for the long-term maintenance treatment of bronchospasm associated with COPD, recorded sales of $20.4 million for the three months ended December 31, 2013 and $12.2 million in the same period last year.  The increase was due to increased volume.  Tudorza was launched in December 2012.

In December 2013, we launched our newest product Fetzima, a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of MDD.  Fetzima recorded initial trade stocking of $8.0 million for the three months ended December 31, 2013. Contract revenue for the three months ended December 31, 2013 decreased to $31.6 million as compared to $38.3 million in the same period last year.

Contract revenue included Benicar® (olmesartan medoxomil) co-promotion income of $30.2 million for the three months ended December 31, 2013 and $36.0 million for the three months ended December 31, 2012.  We will continue to earn Benicar co-promotion income through March 2014.

Revenue

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

Net sales increased $333.3 million or 15.7% to $2,455.1 million during the nine months ended December 31, 2013 primarily due to increases in sales of our next generation products including Bystolic, Viibryd, Linzess, Daliresp, Namenda XR, Tudorza, Teflaro and Fetzima, partially offset by the decline in Lexapro sales.  Excluding Lexapro sales, net sales increased $437.3 million or 22.5% for the nine months ended December 31, 2013 compared to the prior year period.  The following table and commentary presents net sales of our products compared to the prior year:

	Nine Months Ended
(In thousands)	December 31,
	2013	2012	Change	% Change
Key Marketed Products
Namenda	$1,157,581	$1,081,818	$75,763	7.0%
Bystolic	386,740	323,132	63,608	19.7
Viibryd	146,251	117,930	28,321	24.0
Linzess	114,251	19,227	95,024	494.2
Daliresp	75,319	54,770	20,549	37.5
Savella	74,153	78,459	(4,306)	(5.5)
Namenda XR	63,229	–	63,229	–
Tudorza	53,062	12,191	40,871	335.3
Teflaro	51,398	30,906	20,492	66.3
Fetzima	8,036	–	8,036	–

Lexapro	71,060	175,039	(103,979)	(59.4)

Other Products	253,986	228,278	25,708	11.3

Total	$2,455,066	$2,121,750	$333,316	15.7%

Sales of Namenda increased $75.8 million or 7.0% to $1,157.6 million for the nine months ended December 31, 2013 as compared to same period last year.  This increase was driven by price increases partially offset by a decline in volume attributable to the conversion to Namenda XR.

In June 2013 we launched our newest product Namenda XR, which recorded sales of $63.2 million for the nine months ended December 31, 2013.

Bystolic sales increased 19.7% or $63.6 million for the nine months ended December 31, 2013 compared to the same period last year, driven by price increases and modest volume growth.

Sales of Viibryd totaled $146.3 million for the nine months ended December 31, 2013 and $117.9 million in the same period last year.  The increase year over year was driven primarily by increased volume.

Linzess recorded sales of $114.3 million for the nine months ended December 31, 2013 compared to $19.2 million in the same period last year.  The increase year over year was driven by increased volume.  Linzess launched in December 2012.

Daliresp achieved sales of $75.3 million for the nine months ended December 31, 2013 and $54.8 million in the same period last year.  The increase year over year was driven by increased volume.

Tudorza achieved sales of $53.1 million for the nine months ended December 31, 2013 and $12.2 million in the same prior year period.  The increase year over year was driven by increased volume.   Tudorza launched in December 2012.

Teflaro achieved sales of $51.4 million and $30.9 million for the nine months ended December 31, 2013 and December 31, 2012, respectively.  The increase year over year was due to increased volume.

Fetzima was launched during the current period and recorded sales of $8.0 million of initial trade stocking.

Sales of Lexapro (escitalopram oxalate), our SSRI for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, totalled $71.1 million for the nine months ended December 31, 2013, a decrease of $104.0 million from the same prior year period.  The decrease in Lexapro sales was due to the expected continued deterioration of sales of the product after the expiration of its market exclusivity in March 2012.

Contract revenue for the nine months ended December 31, 2013 decreased to $99.6 million as compared to $158.4 million in the same period last year.  Contract revenue in the prior year included $51.3 million of income from a distribution agreement with Mylan pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  There was no contribution from generic Lexapro royalties this year due to the full genericization of Lexapro.  Contract revenue also included Benicar co-promotion income of $93.2 million and $101.6 million for the nine months ended December 31, 2013 and 2012, respectively.  We will continue to earn Benicar co-promotion income through March 2014.

Cost of Goods Sold / Gross Margin

Three and nine months ended December 31, 2013 compared to three and nine months ended December 31, 2012

Cost of goods sold was $182.3 million and $511.4 million for the three and nine months ended December 31, 2013, respectively, as compared to $153.3 million and $471.3 million for the three and nine months ended December 31, 2012, respectively.  Cost of sales as a percentage of total revenue was 20.8% and 20.0% for the three and nine months ended December 31, 2013, respectively, as compared to 21.4% and 20.7% for the three and nine months ended December 31, 2012.  The decrease in the current year periods was due to a change in product mix and more favorable margins for certain products.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, which includes the Namenda franchise, these royalties are in the range of 15% to 25%.

Expenses

Three and nine months ended December 31, 2013 compared to three and nine months ended December 31, 2012

    (In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Selling, general and administrative	$454,981	$428,380	$1,307,408	$1,185,578
Research and development	219,506	325,290	596,288	723,295
Total	$674,487	$753,670	$1,903,696	$1,908,873

SG&A expense increased 6.2% to $455.0 million for the three months ended December 31, 2013 from $428.4 million for the same period last year.  For the nine months ended December 31, 2013, SG&A expense increased 10.3% to $1,307.4 million compared to $1,185.6 million for the same prior year period.  During December 2013 we commenced Project Rejuvenate, a cost savings initiative with a goal of streamlining operations and reducing operating expenses.  For the three and nine month periods, the Company recorded $18 million of expenses in SG&A related to Project Rejuvenate for post-employment benefits.  SG&A expense for the nine months ended December 31, 2013 also includes the write-off of the $26.2 million note receivable related to the termination of the Nabriva development program.  Excluding these charges, total SG&A expense for the three and nine months ended December 31, 2013 increased 2.0% and 6.5%, respectively, compared to same periods last year.  Our current level of spending reflects the resources and activities required to support our currently marketed products, particularly our newest products, Fetzima, Namenda XR, Linzess, Tudorza, Viibryd, Daliresp and Teflaro.

R&D expense decreased 32.5% to $219.5 million and 17.6% to $596.3 million for the three and nine months ended December 31, 2013, respectively, from $325.3 million and $723.3 million, respectively, for the same periods last year.  R&D expense includes $27 million in expense associated with Project Rejuvenate for the three and nine months ended December 31, 2013. R&D expense comprises third party development costs, internal and other development costs and milestone and upfront charges.  Excluding milestone payments, upfront licensing payments, and Project Rejuvenate, R&D expense decreased $52.3 million or 25.5% and $101.5 million or 16.8% for the three and nine months ended December 31, 2013, respectively, compared to the prior year periods.

For the three and nine months ended December 31, 2013 and 2012, R&D expense by category was as follows:

(In thousands)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Category
Third party development costs	$71,809	$114,600	$247,490	$335,347
Internal and other development costs	80,697	90,221	253,798	267,479
Milestone and upfront payments	40,000	120,469	68,000	120,469
Project Rejuvenate	27,000	–	27,000	–
Total research and development expense	$219,506	$325,290	$596,288	$723,295

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  For the three and nine months ended December 31, 2013, third party development costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, memantine and ceftazidime/avibactam.  For the same period last year, third party development costs were largely related to clinical trials for nebivolol/valsartan, aclidinium/formoterol, vilazodone, cariprazine and roflumilast.  Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  The three and nine months ended December 31, 2013 included $40.0 million and $68.0 million, respectively, in        milestone payments and no upfront payments.  The three and nine months ended December 31, 2012, included $44.5 million in milestone payments and $76.0 million in upfront payments.  During the quarter ended December 31, 2012, we made an upfront   payment of $65.0 million to Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of a FDC of Namenda XR and donepezil CHI which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.

R&D expense reflects the following:

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. for the North American rights to cariprazine, an oral D3/D2 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia and acute mania associated with bipolar disorder, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  Also in February 2012, we reported the results of two Phase III studies of cariprazine in patients with schizophrenia showing that cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  In November 2012, we filed a NDA with the FDA for cariprazine for those two indications.  In November 2013, we received a Complete Response Letter in which the FDA acknowledged that cariprazine demonstrated effectiveness in the treatment of schizophrenia and mania associated with bipolar disorder and requested further information on the drug, including additional clinical trial data to better define the optimal dosing regimen to maintain the demonstrated efficacy, while minimizing the potential for the development of adverse events generally associated with this class of drug.  Cariprazine is also in Phase II development for bipolar depression and as an adjunct treatment for MDD.  We expect to report the top-line results of these Phase II studies during the first half of calendar 2014.

•
We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, S.A. (Almirall), a pharmaceutical company headquartered in Barcelona, Spain.  Pursuant to our agreement, Almirall also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we conducted the development of a fixed dose combination (FDC) of aclidinium and the long acting beta-agonist, formoterol, for the treatment of COPD.  In the second quarter of calendar 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and a 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies.  Based on comments provided by the FDA at a pre-NDA meeting, we have delayed our planned submission of an NDA for the FDC.  We completed analysis and have submitted responses to the FDA’s comments and anticipate a response during the fourth quarter of fiscal 2014.

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

•
In November 2012, we entered into an agreement with Adamas for the development and commercialization of an FDC of Namenda XR (memantine HCl extended release) and donepezil HCl which will be a once a day therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  We anticipate filing an NDA with the FDA during the first quarter of calendar 2014 and contingent upon FDA approval, the FDC is expected to launch in calendar year 2015.  In January 2014, the Company submitted to the FDA results from the clinical studies performed to evaluate the safety and effectiveness of Namenda in the treatment of autism pursuant to the requirements of the FDA’s pediatric program.  We anticipate receiving a response from the FDA in the third quarter of calendar year 2014.  If the FDA’s response is positive, we would be entitled to a six-month extension of marketing exclusivity for Namenda after the expiration of the patent on April 11, 2015 to October 11, 2015.

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.   Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012 which are currently ongoing.  We expect results from the Phase III studies during the middle of calendar year 2014.  In September 2013, the FDA designated ceftazidime/avibactam as a qualified infectious disease product (QIDP).  QIDP designation provides us certain incentives including priority review and eligibility with the FDA’s fast track program, as well as five-year extension of exclusivity under the Hatch-Waxman act.  We anticipate filing an NDA based on the phase II studies in the middle of calendar 2014.

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

Interest and other income (expense), net

Interest and other income (expense), net, was $0.7 million and $12.6 million for the three and nine months ended December 31, 2013, respectively, as compared to $6.4 million and $24.3 million for the same prior year periods.  Interest and other income (expense), net, primarily consists of interest income on our cash and investments offset by our interest expense associated with our $1.2 billion 5.00% Senior Notes issued on December 10, 2013.  The notes accrue interest per annum, payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2014, and for the three and nine months ended December 31, 2013, the Company recorded $3.5 million of interest expense.

Income tax expense (benefit)

Our effective tax rate was 19.5% and 26.9% for the three and nine months ended December 31, 2013, respectively, as compared to 16.6% and (2.5%)  for the same periods last year.  The increase in the current three and nine-month periods compared to last year was primarily due to a change in the mix of earnings by jurisdiction, the expiration of the U.S. Research & Experimentation Tax Credit as of December 31, 2013 , the write-off of a note receivable related to the termination of the Nabriva development program, partially offset by the impact the of Project Rejuvenate.

Inflation has not had a material effect on our operations for the periods presented.

Non-GAAP Financial Measures

Forest provides Non-GAAP financial measures as alternative views of the Company’s performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specified items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  Non-GAAP financial measures should be considered in addition to, but not in lieu of, net income and its components and Earnings Per Share (EPS) prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Non-GAAP financial measures have no standardized meaning prescribed by GAAP and therefore have limits in their usefulness to investors. Because of the non-standardized definitions, Non-GAAP adjusted income and its components and Non-GAAP EPS (unlike GAAP net income and its components and EPS) may not be comparable to the calculation of similar measures of other companies.  Non-GAAP adjusted income and its components and Non-GAAP EPS are presented solely to permit investors to more fully understand how management assesses performance.  A reconciliation between GAAP financial measures and Non-GAAP financial measures follows:

Specified Items

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012

Amortization arising from business combinations
and acquisitions of product rights	$11,912	$9,473	$35,659	$27,257
Impact of specified items on Cost
of goods sold	11,912	9,473	35,659	27,257

Amortization arising from business combinations
and acquisitions of product rights	15,920	10,991	44,857	32,896
Project Rejuvenate	18,000	–	18,000	–
Write-off of Nabriva note receivable	–	–	26,182	–
Impact of specified items on Selling,
general and administrative	33,920	10,991	89,039	32,896

Project Rejuvenate	27,000	–	27,000	–
Upfront payment to Adamas	–	65,000	–	65,000
Other licensing agreement payments	–	11,000	–	11,000
Impact of specified items on Research and development	27,000	76,000	27,000	76,000
Increase to pre-tax income	72,832	96,464	151,698	136,153

Income tax impact of specified items	(16,821)	–	(16,821)	–

Increase to net earnings	$56,011	$96,464	$134,877	$136,153

Reconciliation of Certain GAAP Line Items to Non-GAAP Line Items

	Three Months Ended
	December 31, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$696,126	$11,912	$708,038
Selling, general and administrative	454,981	33,920	421,061
Research and development	219,506	27,000	192,506
Operating income	21,639	72,832	94,471
Interest and other income (expense), net	683	–	683
Earnings before provision for taxes	22,322	72,832	95,154
Provision for taxes	4,361	16,821	21,182
Earnings after taxes	$17,961	$56,011	$73,972
Weighted average number of shares outstanding (diluted):	272,901	–	272,901

	Three Months Ended
	December 31, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$562,970	$9,473	$572,443
Selling, general and administrative	428,380	10,991	417,389
Research and development	325,290	76,000	249,290
Operating loss	(190,700)	96,464	(94,236)
Interest and other income (expense), net	6,409	–	6,409
Losses before provision for taxes	(184,291)	96,464	(87,827)
Provision for benefit	(30,683)	–	(30,683)
Losses after provision for taxes	$(153,608)	$96,464	$(57,144)
Weighted average number of shares outstanding (diluted):	266,018	–	266,018

	Nine Months Ended
	December 31, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$2,043,266	$35,659	$2,078,925
Selling, general and administrative	1,307,408	89,039	1,218,369
Research and development	596,288	27,000	569,288
Operating income	139,570	151,698	291,268
Interest and other income (expense), net	12,648	–	12,648
Earnings before provision for taxes	152,218	151,698	303,916
Provision for taxes	40,992	16,821	57,813
Earnings after taxes	$111,226	$134,877	$246,103
Weighted average number of shares outstanding (diluted):	270,832	–	270,832

	Nine Months Ended
	December 31, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$1,808,919	$27,257	$1,836,176
Selling, general and administrative	1,185,578	32,896	1,152,682
Research and development	723,295	76,000	647,295
Operating income (loss)	(99,954)	136,153	36,199
Interest and other income (expense), net	24,278	–	24,278
Earnings (losses) before provision for taxes	(75,676)	136,153	60,477
Provision for benefit	1,870	–	1,870
Earnings (losses) after provision for taxes	$(77,546)	$136,153	$58,607
Weighted average number of shares outstanding (diluted):	266,967	–	266,967

Reconciliation of GAAP EPS to Non-GAAP EPS
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012

Reported Net income (loss):	$17,961	$(153,608)	$111,226	$(77,546)
Specified items:
Amortization arising from business combinations
and acquisitions of product rights
Recorded in Cost of sales	11,912	9,473	35,659	27,257
Recorded in Selling, general
and administrative	15,920	10,991	44,857	32,896
Project Rejuvenate	45,000	–	45,000	–
Write-off of Nabriva note receivable	–	–	26,182	–
Upfront payment to Adamas	–	65,000	–	65,000
Other licensing agreement payments	–	11,000	–	11,000

Impact of specified items on provision for
income taxes	(16,821)	–	(16,821)	–

Adjusted Non-GAAP earnings (losses):	$73,972	$(57,144)	$246,103	$58,607

Reported Diluted earnings (losses) per share:	$0.07	$(0.58)	$0.41	$(0.29)
Specified items:
Amortization arising from business combinations
and acquisitions of product rights
Recorded in Cost of sales	0.04	0.04	0.13	0.10
Recorded in Selling, general
and administrative	0.06	0.04	0.17	0.12
Project rejuvenate	0.16	–	0.17	–
Write-off of Nabriva note receivable	–	–	0.10	–
Upfront payment to Adamas	–	0.24	–	0.24
Other licensing agreement payments	–	0.04	–	0.04

Impact of specified items on provision for
income taxes	(0.06)	–	(0.06)	–

Rounding	–	0.01	(0.01)	0.01
Adjusted Non-GAAP earnings (losses) per share:	$0.27	$(0.21)	$0.91	$0.22

Financial Condition and Liquidity

The following is a discussion of financial condition and liquidity with respect to working capital:

	As of
(In millions)	December 31, 2013	March 31, 2013

Working capital	$3,253	$1,950

Net current assets increased $1,303.0 million from March 31, 2013 due to an increase in cash and cash equivalents of $1,386.8 million, an increase in inventory of $44.1 million and an increase in prepaid and other current assets of $51.6 million.  These increases were offset by a decrease in accounts receivable of $108.2 million, a decrease in short term marketable securities of $37.5 million and an increase in net current liabilities of $42.3 million.   The increase in cash and cash equivalents was driven by cash proceeds from the issuance of our $1.2 billion 5.00% Senior Notes during the third quarter of fiscal 2014.  Also driving the increase in cash and cash equivalents was cash provided by operating activities of $330.9 million, cash generated by financing activities excluding the proceeds from the notes of $66.0 million and the sale of property, plant and equipment of $13.8 million.  These increases were partially offset by purchases of plant, property and equipment of $75.9 million, net purchases of marketable securities of $60.8 million, trademark purchases of $44.5 million, the purchase of $30.0 million of Trevena Inc. preferred stock, and $19.2 million of funding to moksha8.   Cash, cash equivalents and investments collectively increased by $1,463.6 million.

Of our total cash and cash equivalents and marketable securities position at December 31, 2013 and March 31, 2013, approximately 35% or $1,550.5 million and 4% or $134.2 million, respectively, were domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.9 billion at December 31, 2013 and March 31, 2013 was held in low tax jurisdictions and are attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, and auction rate securities.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, the proceeds from our debt offerings, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Accounts receivable decreased $108.2 million primarily due to lower trade receivables.  The Company’s trade receivable policy is 30 days.  At December 31, 2013, there were four weeks of open receivables compared to five weeks of open receivables at March 31, 2013.  The extra week of open receivables at March 31, 2013 was attributable to the timing of customer purchases at the end of February 2013.  Also contributing to the decline was a decrease in the collaboration receivable from Ironwood Pharmaceuticals, Inc., our collaboration partner for the development and commercialization of Linzess.  Net inventories increased $44.1 million in order to support continued demand for our products, as well as the launch of Fetzima and Namenda XR during fiscal year 2014.  We believe that current inventory levels are adequate to support continued demand for our products.  Prepaid and other current assets increased $51.6 million due to the increase in prepaid taxes.  Net current liabilities increased $42.3 million primarily due $45 million recorded for post-employment benefits associated with Project Rejuvenate.

Net property, plant and equipment increased as we continued to invest in our technology and facilities. This increase was partially offset by the sale of one of our Long Island, New York facilities during the second quarter of fiscal year 2014.

On November 26, 2013, the Board terminated the previously outstanding 50 million share repurchase authorization (2010 Share Repurchase Program) and authorized the repurchase of up to $1 billion of shares of our common stock (2013 Share Repurchase Program) based on prevailing prices from time to time. The new authorization became effective immediately and has no set expiration date.

Off-Balance Sheet Arrangements

At December 31, 2013, the Company had no off-balance sheet arrangements.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the experience ratios used are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $39.0 million at December 31, 2013 and $38.4 million at March 31, 2013.  Commercial discounts and other rebate accruals were $250.9 million at December 31, 2013 and $191.8 million at March 31, 2013.  Accruals for chargebacks, discounts and returns were $71.2 million at December 31, 2013 and $63.2 million at March 31, 2013.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	December 31,
(In thousands)	2013	2012

Beginning balance	$293,411	$270,505

Provision for rebates	557,301	503,985
Settlements	(497,700)	(453,882)
	59,601	50,103

Provision for returns	27,887	16,572
Settlements	(20,603)	(11,469)
	7,284	5,103

Provision for chargebacks and discounts	265,889	259,176
Settlements	(265,047)	(254,222)
	842	4,954

Ending balance	$361,138	$330,665

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations may be exposed to fluctuations in currency values and interest rates.  These fluctuations can vary the costs of financing, investing and operating transactions. Because we have senior notes with fixed coupon rates and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.

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

Part II – Other Information

Item 1. Legal Proceedings

Forest is party to certain legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the 2013 10-K) and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013.

We are defendants in three federal actions filed on behalf of individuals who purchased Celexa and/or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a MDL proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that we marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed an amended complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes.  Plaintiffs moved for class certification in all these three states on June 28, 2013.  On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class.  We filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014.

On May 3, 2013, an action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro for adolescent depression has been deceptive.  This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, we moved to dismiss the complaint.  The motion was argued before the Court on September 20, 2013, and a decision is pending.

On November 13, 2013, an action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa and Lexapro for pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was transferred to the MDL mentioned in the preceding paragraphs, and we filed a motion to dismiss the complaint on January 15, 2014.

We intend to continue to vigorously defend against these cases.  At this time, we believe an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa or Lexapro for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs.  The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa and/or Lexapro.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  We have reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations.  The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  Only Forest Pharmaceuticals, Inc., which is headquartered in Missouri, is named as a defendant.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  Discovery is currently ongoing and a trial date has been set in March 2014.  On December 9, 2013, we filed a motion for summary judgment, which was argued on January 8, 2014.  A decision on this motion is pending.  We intend to continue to vigorously defend against this action.  At this time, we believe an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We currently are defending approximately 195 product liability lawsuits.  Thirteen of the lawsuits allege that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide.  The remainder of the lawsuits allege that Celexa or Lexapro caused various birth defects.  Each lawsuit seeks substantial compensatory and punitive damages.  We are vigorously defending these suits.

An MDL was established for the majority of the suicidality-related litigation, with the federal court cases being transferred to Judge Rodney Sippel in the U.S. District Court for the Eastern District of Missouri.  The MDL has concluded and the remaining twelve cases have been remanded to the federal district courts in which they were filed originally.  Several trials involving completed suicides have been scheduled in those federal district courts in 2014 and 2015 and we expect more trial dates to be established.  A state court case involving a young woman who allegedly attempted suicide is set for trial in February 2014 in Montgomery, Alabama.

The majority of the birth defect cases are consolidated for pretrial purposes in Cole County Circuit Court in Missouri.  Two cases are set for trial in Cole County in May 2014 and September 2014.  Nineteen cases are pending in the U.S. District Court for the District of New Jersey.  Fact discovery closes in March 2014.  One case is pending in Orange County, California and is set for trial in June 2014.  We expect that the state court consolidation will ease the burden of defending these cases.  We believe that the consolidated proceedings will promote the economical and efficient resolution of these lawsuits and provide us with a meaningful opportunity to vindicate our products.  However, litigation is inherently subject to uncertainty and we cannot predict or determine the outcome of this litigation.  We generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).

In December 2013, the Company was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware under the caption “Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. v. Forest Laboratories, Inc.”  The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR.  The relief requested includes preliminary and permanent injunctive relief, and damages.  We intend to vigorously defend against this action.  At this time, we believe an unfavorable outcome is less than probable and are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In January 2014, we and our licensors for Namenda XR, Merz Pharma GmbH & Co. KgaA (Merz) and Adamas Pharmaceuticals, Inc. (Adamas), brought actions for infringement of certain patents in the U.S. District Court for the District of Delaware against Wockhardt USA LLC (Wockhardt), Teva Pharmaceuticals USA, Inc. (Teva), Sun Pharma Global FZE (Sun), and related subsidiaries and affiliates thereof.  These companies have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  Specifically, the lawsuit alleges that Wockhardt’s, Teva’s, and Sun’s ANDA submissions infringe some or all of U.S. Patent No. 5,061,703 (the ‘703 patent), U.S. Patent No. 8,168,209 (the ‘209 patent), U.S. Patent No. 8,173,708 (the ‘708 patent), U.S. Patent No. 8,283,379 (the ‘379 patent), U.S. Patent No. 8,329,752 (the ‘752 patent), U.S. Patent No. 8,362,085 (the ‘085 patent), and U.S. Patent No. 8,598,233 (the ‘233 patent).  (The ‘703 patent expires in April 2015, the ‘009 patent expires in March 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in November 2025.)  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to us, Merz, and Adamas sooner).

We are also subject to various legal proceedings that arise from time to time in the ordinary course of our business.   Litigation is subject to many factors which are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of these matters.

Item 1A.  Risk Factors

The following risk factors update and supersede the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended by the revised risk factor disclosed in Item 1A of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.  The risks, uncertainties and other factors described below are not the only ones facing Forest.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

Our major products face generic competition upon patent expiration.

We depend upon patents to provide exclusive marketing rights for products. As product patents expire, we face strong competition from lower priced generic products, which frequently leads to a rapid loss of sales for that product. In the case of products that contribute significantly to sales, the loss of patent protection can have a material adverse effect on our business, results of operations, financial position and cash flow. Although in the past we have successfully received new patent protection or extended exclusivity by enhancing existing products, we cannot guarantee that we will be able to do so in the future or that we will otherwise be able to offset the loss of sales when our product patents expire.

Listed below are our significant patent-protected products which, in total, contributed 74% of consolidated net sales for the year ended March 31, 2013 and 69% of consolidated net sales for the nine months ended December 31, 2013.

(Amounts in thousands, except percentages)
	Fiscal Year Ended March 31, 2013		Nine Months Ended December 31, 2013
Product	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Date of Last U.S. Patent(1) Exclusivity
Namenda	$1,520,640	52%	$1,157,581	47%	2015
Bystolic	$455,092	16%	$386,740	16%	2021
Viibryd	$162,511	6%	$146,251	6%	2022
(1)	Patents referenced are Orange Book listed.

Our Business Depends on Intellectual Property Protection and the loss of or inability to enforce such intellectual property could materially adversely affect our business.

Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity. Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products. While we believe that our patent portfolio, together with data exclusivity periods granted by the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents, including our partners’ patents upon which we rely, will not be determined to be invalid or unenforceable, resulting in unanticipated early generic competition for the affected product. For example, we, along with our licensor, Royalty Pharma Collection Trust, recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering Savella ® (milnacipran HCl) (Savella), our SNRI for the management of fibromyalgia. Similarly, we, along with our licensors, Merz Pharma GmbH & Co. KgaA (Merz) and Adamas Pharmaceuticals, Inc. (Adamas), initiated patent actions in January 2014 against certain manufacturers of generic drugs that have filed Abbreviated New Drug Applications (ANDAs) seeking approval to manufacture generic versions of Nameda XR. Aptalis is also currently involved (and expects to continue to be involved from time to time) in patent litigation relating to ANDAs filed by potential competitors seeking to market generic versions of its products. For example, in July 2013, Aptalis filed patent infringement lawsuits against certain generic drug manufacturers who filed ANDAs seeking approval to market a generic version of Canasa. Aptalis believes ANDAs were filed before the patents covering Canasa were listed in the Orange Book, which generally means that Aptalis is not entitled to the 30-month stay of the approval of these ANDAs provided for by the Hatch-Waxman Act. While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.

Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our sales of that product. If any third party is able to demonstrate that it is not infringing our patents or that our patents are invalid or unenforceable, including our partners’ patents upon which we rely, then we may not be able to stop them (or other third parties) from competing with us or launching competitive products. Even with patent protection, we may face reduced product sales since generic manufacturers may choose in some cases to launch a generic product “at risk” before the expiration of the applicable patent(s) or before the final resolution of related patent litigation. Availability of generic substitutes for our drugs may adversely affect our results of operations and cash flows. In addition, proposals emerge from time to time in the United States and other countries in which we sell our products for legislation to further encourage the early and rapid approval of generic drugs.

Certain of our products or products that we may acquire may have limited or no patent protection. For instance, Canasa has limited patent protection, and Carafate has no patent protection. While we believe these products benefit from a variety of intellectual property, regulatory, clinical, sourcing and manufacturing barriers to competitive entry, there can be no assurance that these barriers will be effective in preventing generic versions of our products from being approved. In addition, because Aptalis’ strategy has in part been to in-license or acquire pharmaceutical products that typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery. For example, Aptalis licenses the patents relevant to Rectiv, which will expire in May 2014.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements could be breached or that they will not be enforceable, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

We own or exclusively license various trademarks and trade names which we believe are of significant benefit to our business. We cannot provide any assurances that these trademarks and trade names will be sufficient to prevent competitors from adopting similar names. The adoption of similar names by competitors could impede our ability to build brand identity and lead to customer confusion, which could adversely affect our sales or profitability.

Legal proceedings may be necessary to enforce any intellectual property we own or to which we have rights, which could result in substantial cost to us, be time consuming and divert resources and attention of management and key personnel, whether or not we are successful. Any adverse outcome could result in the narrowing of our intellectual property rights. If we are unable to adequately protect our technology, trademarks, trade secrets or proprietary know-how, or enforce our patents, or if our partners do not adequately enforce the patents of theirs upon which we rely, our results of operations, financial condition and cash flows could suffer.

Our business presents risk of antitrust litigation.

In the United States, it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. For example, our recent settlements with certain manufacturers of generic drugs for infringement of the U.S. pharmaceutical composition-of-matter patent covering Bystolic® (nebivolol HCl) (Bystolic) are subject to review by the Federal Trade Commission (FTC). In the United States and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could materially and adversely affect our financial results.

Third parties may claim that we infringe their intellectual property rights, which could subject us to significant costs and disrupt our products and business.

We cannot be certain that the conduct of our business, including the development, manufacture and sale of products, does not and will not infringe intellectual property or other proprietary rights of others. From time to time, we may become subject to claims, allegations and legal proceedings, including by means of counterclaims, that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, as we continue to in-license and develop new products, we may face third-party infringement claims or face a need to challenge the intellectual property rights of others, which may limit our ability to commercialize such products.

Legal proceedings involving intellectual property rights are highly uncertain and can involve complex legal and scientific questions. The defense of patent and intellectual property claims is both costly and time consuming, even if the outcome is favorable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during any such litigation. Addressing intellectual property claims, regardless of merit, could be time consuming, disruptive, and expensive to litigate or settle, and could divert resources and attention of management and key personnel. Our failure to prevail in such matters could result in judgments awarding substantial damages, including possible treble damages and attorneys’ fees, and injunctive or other equitable relief against us. Furthermore, judgments that result in equitable or injunctive relief could cause us to delay or cease selling certain products or other otherwise harm our operations. An adverse judgment also could result in loss of reputation or may force us to take costly remediation actions, such as redesigning our products and services. We also may have to seek third party licenses to intellectual property, which may be unavailable, or require payment of significant royalties, or available only at commercially unreasonable, unfavorable or otherwise unacceptable terms.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

As is commonplace in the pharmaceutical industry, we employ now, and may hire in the future, individuals who were previously employed at other pharmaceutical companies, including competitors or potential competitors. Although there are no claims currently pending against us, we may be subject to claims that we or certain employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a significant distraction to management.

We may be unable to realize anticipated cost savings or may incur additional and/or unexpected costs in order to realize them.

We anticipate cost savings of approximately $500 million over the next two fiscal years as part of our recently announced Project Rejuvenate to be achieved primarily from (i) rationalizing our R&D platform; (ii) re-prioritizing our marketing spending; (iii) reducing headcount; and (iv) other cost savings. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected or any actual cost savings. A variety of factors could cause us not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with operating our business, our ability to reduce headcount and our ability to achieve the efficiencies contemplated by the cost savings initiative. We may be unable to realize all of these cost savings within the expected timeframe, or at all, and we may incur additional or unexpected costs in order to realize them. In such event, we may have difficulty complying with the terms of our $750 million Credit Agreement with JPMorgan Chase Bank, N.A. (the Credit Agreement).

These cost savings are based upon a number of assumptions and estimates that are in turn based on our analysis of the various factors which currently, and could in the future, impact our business. These assumptions and estimates are inherently uncertain and subject to significant business, operational, economic and competitive uncertainties and contingencies. Certain of the assumptions relate to business decisions that are subject to change, including, among others, our anticipated business strategies, our marketing strategies, our product development and licensing strategies and our ability to anticipate and react to business trends. Other assumptions relate to risks and uncertainties beyond our control, including, among others, the economic environment in which we operate, healthcare regulation and other developments in our industry as well as capital markets conditions from time to time. The actual results of implementing the various cost savings initiatives may differ materially from the estimates set out in our periodic reports and prior disclosures if any of these assumptions prove incorrect. Moreover, our continued efforts to implement these cost savings may divert management attention from the rest of our business and may preclude us from seeking attractive in-licensing or new product opportunities, any of which may materially and adversely affect our business.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities, availability under our Credit Agreement and the proceeds from the offering of $1.2 billion in Senior Notes in December 2013 and the offering of $1.8 billion in Senior Notes in January 2014 to be sufficient to cover cash needs for our operations. However, we may consider issuing additional debt or equity securities in the future to fund common stock repurchases, debt refinancings, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses, potentially lowering our credit ratings and possibly causing us to become non-compliant with the terms of our Credit Agreement. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

The Credit Agreement permits us to adjust the calculation of Consolidated EBITDA (as defined in the Credit Agreement) for certain cost savings. See “—We may be unable to realize anticipated cost savings or may incur additional and/or unexpected costs in order to realize them.” Our Credit Agreement allows us to include these projected cost savings in calculating Consolidated EBITDA for the first six consecutive quarters from the announcement of Project Rejuvenate for purposes of our leverage ratio and interest coverage ratio as if such savings had occurred on the first day of the period for which Consolidated EBITDA is being calculated. If our cost savings are lower than anticipated, or we reduce our projected cost savings, our Consolidated EBITDA as calculated under the Credit Agreement may not be sufficient for us to be able to borrow the maximum amount under the facility, resulting in limited borrowing capability until we achieve sufficient cost savings and we may have difficulty refinancing the Credit Agreement on terms that would allow us to increase our borrowing capability prior to termination, or at all. Additionally, any failure to comply with our maintenance covenants may result in our lenders choosing to terminate the Credit Agreement and we may have difficulty entering into a new credit facility with the same borrowing capability or on favorable terms to us, or at all.

Our company has become increasingly dependent on information technology.

We are increasingly dependent on information technology systems and infrastructure. Due to the size and complexity of these systems, any breakdown or unauthorized access to these systems could negatively impact our operations. Also, confidential information or any privacy breaches by employees could expose trade secrets, personal information or other sensitive data. Any of these situations can cause business interruption and adversely affect our business. We have invested heavily in the protection of our information technology and infrastructure. We cannot, however, guarantee that our efforts can prevent such breakdown or breaches in our systems.

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

There is intense competition for alliance and acquisition candidates in the pharmaceutical industry, and, as such, we may be unable to make these deals on acceptable terms or at all. In acquiring or forming alliances with companies, we may assume significant debt, become subject to unknown or contingent liabilities or fail to realize the benefits expected from these transactions. The assumption of debt or unknown or contingent liabilities or the failure to realize the expected benefits may materially and adversely affect our financial results. The process of integrating companies we may acquire, including Aptalis, may result in disruption to the ongoing business as the effort of integrating organizations in different locations and with, among other things, differing systems and corporate cultures may divert attention and resources, result in the loss of key employees, or have other adverse consequences, any of which may materially and adversely affect our financial results.

Acquisitions may require significant resources and/or result in significant losses, costs or liabilities.

Any future acquisitions will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We also face competition for suitable acquisition candidates that may increase costs. In addition, acquisitions require significant managerial attention, which may be diverted from current operations. Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including: problems with effective integration of operations; the inability to maintain key pre-acquisition customer, supplier and employee relationships; the potential that expected benefits or synergies are not realized and operating costs increase; and exposure to unanticipated liabilities. Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. These commitments may impair the operation of our businesses. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

The growth of our business depends on our ability to retain and recruit key executives and qualified personnel.

The success of our commercial, research and development and external growth objectives is dependent on our ability to retain and recruit qualified scientific, manufacturing, sales and marketing and executive personnel. If we do not actively retain and recruit these personnel, our business could be adversely impacted.

Failure to implement our international business strategy could impact our growth and profitability.

While we currently operate primarily in the U.S. and European markets, we expect to continue to expand into other international markets in the future. In this regard, we have established a wholly-owned Canadian subsidiary and entered into a distribution agreement with a privately-held pharmaceutical company which markets products in Latin America.

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

Our business could be negatively affected by the performance of our licensors or partners, or any disputes or early termination of our agreements with such licensors or partners.

Our principal products, as well as certain of our principal product development opportunities, involve strategic alliances with other companies. Our collaborative partners typically possess significant patents or other technology which are licensed to us. These partners also remain significantly involved in product research and development activities and in the exclusive manufacture and supply of active pharmaceutical ingredients upon which our products are based. While some of our partners are large well-established companies, others may be smaller companies in the “start-up” stage. A failure or inability of our partners to perform their obligations, financial or otherwise, could materially negatively affect our operations or business plans. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in or failure of a collaborative partner’s performance or such partner’s attempt to terminate its partnership agreement with us before the end of its term (for example, by claiming that we have breached such agreement) may materially adversely affect our business, financial condition, cash flows and results of operations. Further, the reputation of our partners may affect our own reputation. If one of our partners was to have an increase in negative publicity resulting in a lowered reputation, our reputation could similarly be affected.

Our collaborative partners could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, materially adversely affect our business, financial condition, cash flows and results of operations.

The proprietary rights in certain products we acquired from Aptalis, such as Rectiv, and in certain know-how related to certain of its products, such as APT-1016, are also held by third parties, from whom Aptalis licenses rights relating to the use, manufacture or sale of products. Aptalis also enters into development agreements, including related licensing arrangements, with third parties for a variety of purposes, including life-cycle management and creation of potential new products. We cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit. In connection with licenses and development agreements with third parties, Aptalis has agreed and may agree to pay royalties or other forms of compensation, for example, on existing or potential products, which can impact profitability of such products or operations.

While our relationships with our strategic partners have been good, differences of opinion on significant matters arise from time to time. Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance or result in expensive arbitration or litigation, which may not be resolved in our favor. Because we license significant intellectual property with respect to certain of our principal products (for example, Namenda ® (memantine HCl) (Namenda IR), Namenda XR™ (memantine HCI extended release) (Namenda XR) and Viibryd® (vilazodone HCl) (Viibryd)), any loss or suspension of our rights to such intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

We may experience delays or inability to successfully develop, obtain approval of or commercialize new products which can cause our operating results to suffer.

Our future results of operations will depend to a significant degree upon our ability to successfully develop, obtain approval of and/or commercialize new products. We may experience difficulties and delays in the development, approval or commercialization of new products. New product development is subject to a great deal of uncertainty, risk and expense. Promising pharmaceutical candidates may fail at various stages of the research and development process, often after a great deal of financial and other resources have been invested in their exploration and development. Even where pharmaceutical development is successfully completed, a product may fail to reach the market or have limited commercial success because the safety and efficacy profile achieved during the course of development is not as favorable as originally anticipated or is viewed by the marketplace as less favorable in comparison to new and competing therapies which may become available during the lengthy period of drug development. In addition, decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products.

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

Certain of Aptalis’ employees outside the United States are represented by collective bargaining or other labor agreements and we could face disruptions that would interfere with our operations as a result.

Certain of Aptalis’ employees located in Canada and most of Aptalis’ employees in Europe are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by Aptalis employees that could delay or interrupt our ability to supply products and conduct operations. Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by Aptalis employees, and a strike may occur even if Aptalis employees do not have any grievances against us. Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

Many of our principal products and active pharmaceutical ingredients are only available from a single manufacturing source.

Many of the proprietary active ingredients in our principal products are available to us only pursuant to contractual supply arrangements with our collaboration partners or single third party sources. In addition, our manufacturing facilities in the Republic of Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our principal products, including Namenda IR, Bystolic, and Savella. Difficulties or delays in the product supply chain, both within and outside of our control, or the inability to locate and qualify third-party alternative sources, if necessary, in a timely manner, could lead to shortages or long-term product unavailability, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Regulatory procedures may require that we obtain prior approval of a change of third-party manufacturers, location of manufacturing facility, or supplier of raw material for our product or products by the relevant regulatory agency. This regulatory approval process typically takes a minimum of 12 to18 months, and could take longer and involve significant costs if new clinical trials are required. During the period of any such transition, we could face a shortage of supply of the affected product(s). Some of our contracts with our current providers prohibit us from using alternative providers for the products supplied under these contracts. As a result of these factors, it is difficult for us to reduce our dependence on single sources of supply, and, even where that is not the case, there are a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. In addition, some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed our needs or limit our ability to negotiate with other manufacturers, which might increase costs.

We may fail to realize revenue growth and the cost–savings synergies estimated as a result of the Aptalis Acquisition.

The success of the Aptalis Acquisition will depend, in part, on our ability to realize the anticipated cost-savings synergies, business opportunities and growth prospects from combining the businesses of Forest and Aptalis. Our revenue growth and cost-savings synergies estimates may differ materially from realizable cost-savings synergies or we may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both Forest and Aptalis. We may incur significant costs in achieving cost savings synergies. We may be unable to retain our employees. Our management may divert too many financial and other resources and pay too much attention to trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we may not be able to capitalize on expected business opportunities, including retaining current business relationships. Moreover, assumptions underlying estimates of expected revenue growth and cost-savings synergies as a result of the Aptalis Acquisition may be inaccurate and general industry and business conditions may deteriorate. If any of these factors limit our ability to integrate the operations of Forest and Aptalis successfully or on a timely basis, the expectations of future results of operations, including certain revenue growth and cost-savings synergies expected to result from the Aptalis Acquisition, could negatively impact our results of operations. In addition, we may incur significant unexpected liabilities in connection with the Aptalis Acquisition.

In addition, prior to the completion of the Aptalis Acquisition, Forest and Aptalis operated as independent businesses. It is possible that the integration process could result in the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with business partners, employees or other third parties or our ability to achieve the anticipated benefits of the Aptalis Acquisition, or could reduce our earnings.

Clinical trials for our product candidates are expensive and their outcome is uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate, through clinical trials and other testing, that our product candidates are safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for clinical trials and other testing.

Product development efforts performed by us may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	the potential delay by a collaborative partner in beginning the clinical trial;

•	the inability to recruit and retain clinical trial participants at the expected rate;

•	the failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

•	unforeseen safety issues;

•	the inability to manufacture sufficient quantities of materials used for clinical trials; and

•	unforeseen governmental or regulatory delays

The results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our collaborative partners or by third parties on our behalf, may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates.

If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may then be unable to find additional collaborative partners or to obtain additional financing. Our business, financial condition, cash flows and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials.

The commercial use of our products may be associated with unintended side effects or adverse reactions or incidence of misuse may occur.

We cannot predict whether the commercial use of products will be associated with undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a material adverse effect on our profitability, business, financial position and results of operations. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

We often depend on third parties in the conduct of our clinical trials, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third party service providers and our collaborators in the conduct of clinical trials for our product candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

Post-approval clinical trials and developments could adversely affect the sales of our products.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these trials could result in loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.

The FDA Amendments Act of 2007 (FDAAA) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.

The FDAAA established authority and procedures for safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a Risk Evaluation and Mitigation Strategy (REMS) which could delay approval of these products and increase the cost, burden and liability associated with the commercialization of these product candidates, either as a condition of product candidate approval or on the basis of new safety information. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe uses such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS to be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval, labeling or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization. These situations, should they occur, could have a material adverse effect on our results of operations, financial condition and cash flows.

Post-marketing studies, whether conducted by us or by others, or mandated by regulatory agencies, or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products. A violation of the law may result in substantial civil and criminal monetary and other penalties.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors and comprise a significant part of the distribution network for the pharmaceutical industry in the United States. For fiscal 2013 and the nine months ended December 31, 2013, three key wholesale customers, Cardinal Health Inc., McKesson Corporation and AmerisourceBergen Corporation, collectively accounted for 87% and 83%, respectively, of our total consolidated net sales. Fluctuations in the buying patterns of these key customers could be the result of wholesaler buying decisions, or other factors outside our control, which could significantly impact our net sales. Also, if one of these customers experiences financial difficulties, the customer may decrease the amount of business it does with us. This could potentially cause an issue collecting all the amounts the wholesaler may owe us. These factors could negatively impact our results of operations.

Regulatory compliance issues could materially affect our financial position and results of operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities in our markets outside the United States. Such regulation takes the form of explicit governmental regulation and guidance; acceptable practices are also established by healthcare and industry codes of conduct. In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement often with little objective guidance to permit voluntary industry compliance. Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act, which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements. There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.

In connection with a previously disclosed settlement of certain claims brought by the United States government, we are now operating under a Corporate Integrity Agreement (CIA) with the Office of Inspector General of Health and Human Services that requires us to maintain our current compliance program and to undertake a set of defined corporate integrity obligations until September 2015. The CIA also provides for an independent third-party review organization to assess and report on our compliance program. While we expect to fully and timely comply with all of our obligations under the CIA, the failure to do so could result in substantial penalties and our being excluded from government healthcare programs. In addition, the manufacture, testing, storage and shipment of pharmaceutical products are highly regulated and the failure to comply with regulatory standards can lead to product withdrawals, seizures, injunctions or civil or criminal penalties, or to delays in FDA approval of products pending resolution of such issues. Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.

Pharmaceutical cost-containment initiatives may negatively affect our net income and future results.

Pharmaceutical products are subject to increasing price pressures and other restrictions within the United States and internationally. More specifically, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit for Medicare participants. Companies that negotiate prices on behalf of Medicare drug plans have a significant degree of purchasing power and we experience pricing pressure as a result. Our net sales also continue to be impacted by cost-containment initiatives adopted by managed care organizations and pharmaceutical benefit managers, which negotiate discounted prices from pharmaceutical manufacturers in order to secure placement on formularies adopted by such organizations or their health plan or employer customers, and from efforts to encourage the prescription of generic drugs. In addition, some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products, which may negatively affect our net income. Under the federal and state Medicaid rebate programs, we pay a rebate to each state for a product that is reimbursed by those programs. The amount of the rebate for each unit of product is set by law, based on reported pricing data. The rebate amount may also include a penalty if our prices increase faster than the rate of inflation. Additionally, changes in government regulations or private third-party payers’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results.

Healthcare reform in the United States may adversely affect our revenues.

The U.S. healthcare industry has been, and will likely continue to be, subject to increasing regulation as well as political and legal action. Recently, major U.S. healthcare reform has been adopted into law which, in addition to other measures, impacts, directly or indirectly, rebates paid to public and private payers and affects, directly or indirectly, patient access to pharmaceutical products. The reform measures call for, among other things, an increase in certain Medicare and Medicaid drug discounts or rebates offered or paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs. These measures, or any other measures included in the reform acts, may have an adverse effect on our revenues in the future.

Our business presents risk of product liability claims.

We are subject to legal actions asserting product liability claims. We currently maintain $140 million of product liability insurance coverage “per occurrence” and in the aggregate, which amount may not be sufficient to satisfy individual or aggregate occurrences. There is no assurance that potential future claims asserted against us will be covered by our present insurance coverage. As product liability claims continue to increase in the pharmaceutical industry, we could experience increased insurance premium costs.

As of February 1, 2014, we were subject to approximately 195 legal actions asserting product liability claims relating to the use of Celexa® (citalopram HBr) (Celexa) or Lexapro® (escitalopram oxalate) (Lexapro). These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused various birth defects in newborns. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.

Manufacturing or quality control problems may damage our reputation for high quality production, result in product recalls and costly remedial activities, and negatively impact our financial results.

Our customers rely on us to provide high quality products. We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products and ensure that our products meet their specifications. However, such measures may not prevent or reveal defects in our products, which may not become apparent until the products have been distributed and sold. In these instances we may voluntarily or be required to recall our products. For instance, in November 2013, we voluntarily recalled three package lots of Namenda XR because dissolution testing revealed failure to meet specification throughout shelf life; and we may in the future be required to recall this or one of our other products. Recalls and subsequent remediation efforts may be costly to implement. In addition, product recalls or other manufacturing problems may result in negative publicity or concerns regarding the safety or acceptance of our products. Any resulting costs or harm to our reputation could have a material adverse effect on our business, financial position and results of operations.

We face increased regulatory scrutiny of our manufacturing processes.

Recently, there has been increasing regulatory scrutiny of pharmaceutical manufacturers. We must register our facilities, whether located in the United States or elsewhere, with the FDA and similar regulators and our products must be made in a manner consistent with current good manufacturing practices (cGMP), or similar standards in each territory in which we manufacture. In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. Compliance with production and quality control regulations requires substantial expenditure of resources. If any regulatory body were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of obtaining approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

Our suppliers may use hazardous and biological materials in their businesses. Any claims relating to improper handling, storage or disposal of these materials could be time-consuming and costly to us, and we are not insured against such claims.

Our product candidates and processes involve the controlled storage, use and disposal by our suppliers of certain hazardous and biological materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and we do not carry insurance for this type of claim. We may also incur significant costs to comply with current or future environmental laws and regulations.

Our approved products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, business, financial position and results of operations and could cause the market value of our common stock to decline.

Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or branded, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including but not limited to:

•	the acceptance of our product by physicians;

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively to the retail level; and

•	the acceptance of our product by government and private formularies.

If our approved products do not achieve expected levels of market acceptance due to these or other factors, our profitability, business, financial position and results of operations could be materially and adversely affected.

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

We earn a substantial portion of our income in foreign countries. A portion of our earnings is taxed at more favorable rates applicable to the activities undertaken by our subsidiaries based or incorporated in Europe. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted. Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. Changes in tax laws or in their application or interpretation, such as to the transfer pricing between our U.S. and non-U.S. operations, could increase our effective tax rate and negatively affect our results of operations. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. There have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We are also subject to the examination of our tax returns by the U.S. Internal Revenue Service (IRS) and other tax authorities. For example, our transfer pricing has been the subject of IRS audits, and may be the subject of future audits by the IRS or other tax authorities and we may be subject to tax assessments or the reallocation of income among our subsidiaries. We regularly assess all of these matters to determine the adequacy of our tax provisions, which are subject to significant discretion. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

Foreign currency exchange rates may affect our revenues.

We conduct a portion of our business in international markets and keep a significant amount of our earnings in our foreign subsidiaries. Any need to convert earnings between currencies subjects us to currency fluctuation risk. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our foreign revenues to be lower than with a stable exchange rate. A large increase in the value of the U.S. dollar relative to such foreign currencies could have a material adverse effect on our revenues.

Our consolidated financial statements may be impacted in future periods based on the accuracy of our valuations of our acquired businesses and other agreements.

Accounting for business combinations and other agreements may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in the our consolidated financial statements pursuant to the standards applicable for business combinations in accordance with GAAP. Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our consolidated financial statements in future periods.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

We employ individuals on a temporary basis. We incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation under the Fair Labor Standards Act and state wage and hour lawsuits. We cannot be certain that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

As of March 31, 2013 and December 31, 2013, goodwill and other intangibles represented approximately 37% and 31%, respectively, of our total assets. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually.

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

The U.S. Foreign Corrupt Practices Act (the FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage. The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies. As noted above, our business is heavily regulated and therefore involves significant interaction with government officials, including officials of foreign governments. Additionally, in many countries outside the United States, the healthcare providers who prescribe pharmaceuticals are employed by the government and the purchasers of pharmaceuticals are government entities; therefore, our payments to these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals for healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the U.S. Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (HIPAA), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members; (v) HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on use of such information for marketing communications; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates are ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participating in government healthcare programs, contractual damages, reputational harm and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

The illegal distribution of our products or counterfeit versions of our products could have a negative impact to our business and reputation.

The drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. The World Health Organization estimates that more than 10%, and as much as 30% in some countries, of medications being sold globally are counterfeit.

Any third party distribution or sale of counterfeit versions of our products by third parties could jeopardize the health of many individuals. These counterfeit products do not go through our rigorous manufacturing and testing standards and may not be stored the proper warehouse conditions. To distributors and users, counterfeit products may be visually indistinguishable from the authentic version, which could impact our brand and reputation. Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business. Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, financial position and results of operations.

We have substantial debt obligations that could restrict our operations and limit our ability to compete.

As of December 31, 2013, after giving effect to the issuance of $1.8 billion in Senior Notes in our January 2014 offering, we would have had approximately $4.9 billion of indebtedness. Excluding $5.6 million of issued letters of credit, no amounts have been drawn from our Credit Agreement to date. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations, including our obligations with respect to the Senior Notes;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk since the interest rate on borrowings under our Credit Agreement is variable.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in the Credit Agreement or to service our debt obligations, including the Senior Notes, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the notes.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt.

We may be able to incur substantial additional indebtedness, including additional notes and other secured indebtedness, in the future. The indenture governing the notes will not fully prohibit us or our subsidiaries from incurring additional indebtedness, and any limitations will be subject to a number of significant qualifications and exceptions. As of December 31, 2013, the total availability under our Credit Agreement was $750 million, excluding $5.6 million of issued letters of credit. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations, including the repayment of the notes. In addition, the indenture governing the notes and the agreements governing our other senior indebtedness will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing such debt. See “Description of Other Debt.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2013, the Company entered into a letter agreement with A. Robert D. Bailey in connection with his appointment as Senior Vice President, Chief Legal Officer, General Counsel and Secretary of the Company (the “Letter Agreement”), which among other things provided for Mr. Bailey to purchase shares of the Company’s common stock, par value $0.10 per share (“Common Stock”) having an aggregate purchase price of $535,000 (the “Shares”), and for the Company to sell to Mr. Bailey, at his request, some or all of the Shares at the then fair market value of the Common Stock.  In accordance with the terms and conditions of the Letter Agreement, Mr. Bailey and the Company entered into a stock purchase agreement (the “SPA”) on November 12, 2013, pursuant to which Mr. Bailey purchased 10,914 shares of Common Stock directly from the Company at a per share price of $49.02 (which was the average of the high and low price of a share of Common Stock on the New York Stock Exchange (“NYSE”) on November 12, 2013) and for an aggregate purchase price of $535,004.28, subject to NYSE approval of the Company’s supplemental listing application filed with respect to the Shares to be issued pursuant to the SPA.  The transaction was exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act of 1933, and the Shares were issued to Mr. Bailey on November 19, 2013 following NYSE’s approval of the supplemental listing application.

The following table summarizes the surrenders and repurchases of our equity securities during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b), (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to 31, 2013	–	$–	–	$614,185,752	b
November 1 to 30, 2013	701	$51.36	–	$1,000,000,000	c
December 1 to 31, 2013	213,507	$55.92	–	$1,000,000,000	c
Three months ended December 31, 2013	214,208		–

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced plans is different because shares of common stock may be withheld by us from employee restricted stock awards in order to satisfy tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock (the 2010 Share Repurchase Program).  In November 2013, the Board of Directors terminated the 2010 Share Repurchase Program.

(c)
In November 2013, the Board of Directors authorized the 2013 Share Repurchase Program for up to $1 billion of shares of common stock (2013 Share Repurchase Program).  The authorization became effective immediately and has no set expiration date.

On November 26, 2013, the Board terminated the outstanding share repurchase authorization and authorized the repurchase of up to $1 billion of shares of common stock based on prevailing prices from time to time. The new authorization became effective immediately and has no set expiration date. The Board authorized the repurchases through one or more accelerated share repurchases, open market transactions, derivative transactions, privately negotiated transactions and otherwise.

As of February 5, 2014, $1 billion of shares were available for repurchase under the 2013 Share Repurchase Program.  We may make share repurchases from time to time in the open market or through private transactions, including accelerated share repurchase transactions.

Item 6.	Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of January 7, 2014, by and among FRX Churchill Holdings, Inc., FRX Churchill Sub, Inc., Forest Laboratories, Inc. and Aptalis Holdings, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed January 8, 2014 (January 8, 2014 8-K).

Exhibit 4.1
Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed December 11, 2013 (December 11, 2013 8-K).

Exhibit 10.1
Stock Purchase Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 4, 2013 (October 4, 2013 8-K).

	Exhibit 10.2	Employee Restricted Stock Agreement (Time-Based) granted to Brenton L. Saunders on October 1, 2013. Incorporated by reference to the October 4, 2013 8-K.
	Exhibit 10.3	Change of Control Employment Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to the October 4, 2013 8-K.
	Exhibit 10.4	Forest Corporate Officer Severance Benefit Plan and Summary Plan Description. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed November 4, 2013.
Exhibit 10.5
First Amendment dated as of December 2, 2013 to Credit Agreement, dated December 2, 2013, to the $750 million Credit Agreement dated as of December 4, 2012, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, Forest Laboratories Canada Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed December 2, 2013.

Exhibit 10.6
Registration Rights Agreement, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers. Incorporated by reference to the December 11, 2013 8-K.

	Exhibit 10.7	Commitment Letter, dated as of January 7, 2014, among Forest Laboratories, Inc. and Morgan Stanley Senior Funding, Inc. Incorporated by reference to the January 8, 2014 8-K.
	Exhibit 10.8	Asset Purchase Agreement, dated as of November 29, 2013, as amended on January 9, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Holdings Limited.**†
	Exhibit 10.9	License Agreement, dated as of January 10, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Holdings Limited.**
	Exhibit 10.10	Supply Agreement, dated as of January 10, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Ireland Limited.**
	Exhibit 10.11	Amended and Restated Patent and Know-How License Agreement, dated December 17, 2013, by and between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited.**
	Exhibit 10.12	Amended and Restated Trademark License Agreement, dated December 17, 2013, between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited.**
	Exhibit 10.13	Amended and Restated Purchase and Supply Agreement, dated December 17, 2013, between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited.**
	Exhibit 10.14	Letter Agreement, dated October 27, 2013, between Forest and A. Robert D. Bailey.
	Exhibit 10.15	Change of Control Employment Agreement, dated November 12, 2013, between Forest and A. Robert D. Bailey.
	Exhibit 10.16	Stock Purchase Agreement between Forest and A. Robert D. Bailey dated November 12, 2013.
	Exhibit 10.17	Letter Agreement, dated October 11, 2013, between Forest and John Alex Kelly.
	Exhibit 10.18	Change of Control Employment Agreement, dated October 24, 2013, between Forest and John Alex Kelly.
	Exhibit 10.19	Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest and William Meury.
	Exhibit 10.20	Letter Agreement, dated March 12, 2003, between Forest and Kevin Walsh.
	Exhibit 10.21	Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest and Kevin Walsh.
	Exhibit 10.22	Change of Control Employment Agreement, dated January 1, 2011, between Forest and Joseph Zimmerman.
	Exhibit 10.23	Letter Agreement, dated December 19, 2013, between Forest and Karen Ling.
	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.PRE	XBRL Taxonomy Presentation Linkbase Document*
	101.CAL	XBRL Taxonomy Calculation Linkbase Document*
	101.LAB	XBRL Taxonomy Label Linkbase Document*

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

**Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24-b2 promulgated under the Securities Exchange Act of 1934.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2014

Forest Laboratories, Inc.
(Registrant)

/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive Vice President, Chief Financial Officer

/s/ Rita Weinberger
Rita Weinberger
V.P. Controller and Principal Accounting Officer