Form 10-K
FOREST LABORATORIES INC
filed 2014-05-30
CIK 38074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013 was $11,403,997,603.

Number of shares outstanding of the registrant's Common Stock as of May 29, 2014: 272,594,304

The following documents are incorporated by reference herein:

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2014 Annual Meeting of Stockholders of registrant (the Annual Meeting Proxy Statement) have been incorporated by reference into Part III of this Form 10-K.  In the event we do not file the Annual Meeting Proxy Statement, this information will be provided instead by an amendment to this report not later than 120 days after the end of the registrant’s fiscal year.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT 10.20
EXHIBIT 10.23
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.PRE
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.DEF

PART I

Item 1.  Business

General

Forest Laboratories, Inc. (herein referred to as “the Company,” “we” or “our”) is a leading, fully integrated, specialty pharmaceutical company that develops, manufactures, and sells branded forms of ethical drug products, most of which require a physician's prescription.  Our primary and most important products in the United States (U.S.) are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drug products which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with our licensing partners.  Our products include those developed by us, those developed in conjunction with our partners and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting U.S. Food and Drug Administration (FDA) approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, challenges to our intellectual property, the impact of legislative and regulatory developments on the manufacture and marketing of pharmaceutical products, the uncertainty and timing of the development and launch of new pharmaceutical products and the ability to achieve the projected benefits of the planned acquisition of the Company by Actavis plc (Actavis), including future financial and operating results, the Company’s or Actavis’ plans, objectives, expectations and intentions and the expected timing of completion of the transaction.  This report contains forward-looking statements that are based on Management’s current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and past results.  No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  The Company undertakes no obligation to publicly revise forward-looking statements in light of subsequent events or developments, and given the risks and uncertainties associated with them, readers are cautioned not to place undue reliance upon them.

Marketing

We sell our pharmaceutical products primarily to drug wholesalers and retailers, who distribute our products to hospitals, government agencies and other institutions.  We market our products through our salesforces directly to physicians, pharmacies, hospitals, managed care and other healthcare organizations.  Our salesforces consist of approximately 3,300 personnel, 3,200 domestic and 100 international.  Select products are sold elsewhere through independent distributors.

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

Actavis Merger

On February 17, 2014, we and Actavis, a company incorporated under the laws of Ireland, entered into an Agreement and Plan of Merger (the Merger), dated as of February 17, 2014 (the Merger Agreement), pursuant to which Actavis has agreed, subject to the terms and conditions thereof, to acquire Forest.  As a result of the Merger, we will become a wholly owned subsidiary of Actavis.  The merger is expected to close during the second half of calendar 2014.

The Merger Agreement provides that, upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than dissenting shares) will be converted into the right to receive, at the election of the holder thereof: (1) a combination of $26.04 in cash plus 0.3306 Actavis ordinary shares (the Mixed Election Consideration); (2) $86.81 in cash (the Cash Election Consideration); or (3) 0.4723 Actavis ordinary shares (the Stock Election Consideration).  Shares of our common stock with respect to which no election is made will receive the Mixed Election Consideration.  Stockholders who make the Cash Election or the Stock Election will be subject to proration to ensure that the total amount of cash paid and the total number of Actavis shares issued to Forest shareholders as a whole are equal to the total amount of cash and number of Actavis shares that would have been paid and issued if all Forest shareholders received the Mixed Election consideration.

Business Combinations and Acquisitions of Product Rights

Aptalis: On January 31, 2014, we completed the acquisition of Aptalis Holdings, Inc. (Aptalis), a privately-held U.S.-based pharmaceutical company, for an aggregate purchase price of $2.9 billion, minus Aptalis’ existing indebtedness and related fees and costs at the time of the acquisition, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options immediately prior to the acquisition, and plus certain cash amounts.

Aptalis is an international, specialty pharmaceutical company that focuses on developing, manufacturing, licensing and marketing therapies for certain cystic fibrosis (CF) and gastro-intestinal (GI) related disorders.  Aptalis has manufacturing and commercial operations in the U.S., the European Union (EU) and Canada.

The acquisition of Aptalis strengthens Forest’s gastrointestinal franchise in the U.S. and Canada, complements our growing CF business in Europe, and creates a CF business in the U.S. market.  Key Aptalis products include Canasa®, Carafate®, Pylera®, Salofalk® and Zenpep®.

Aptalis also formulates and clinically develops enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary pharmaceutical technology platforms, including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegrating tablet (ODT) formulations. The pharmaceutical technologies business offers oral drug delivery platforms that provide advantages over existing formulations.

Saphris®: On November 29, 2013, we entered into an Asset Purchase Agreement (APA) with Merck Sharp & Dohme B.V., a wholly owned subsidiary of Merck & Co., Inc. (Merck) pursuant to which we purchased exclusive rights in the U.S. for Saphris sublingual tablets, a treatment for adult patients with schizophrenia and as monotherapy or adjunctive therapy of manic or mixed episodes associated with bipolar I disorder and we entered into a supply agreement pursuant to which we will purchase the product from Merck at an agreed purchase price.  Pursuant to the terms of the APA, we paid Merck $155 million upon the closing of the transaction on January 10, 2014, and an additional $76 million on March 6, 2014 for costs and expenses incurred by Merck in connection with post-marketing clinical trials conducted for Saphris during calendar 2013.  The agreement also includes certain sales milestone payments to Merck upon the achievement of certain net sales thresholds.

Furiex:  On April 28, 2014, we entered into a definitive agreement to acquire Furiex Pharmaceuticals, Inc. (Furiex) for $1.1 billion in cash and up to $30 per share in contingent value rights.  Through the acquisition of Furiex, a drug development collaboration company based in the U.S., we will have access to Furiex’s leading drug candidate, eluxadoline, a locally-acting mu opioid receptor agonist and a delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d).  IBS-d affects approximately 28 million patients in the U.S. and Europe.  Eluxadoline and other products acquired will compliment and build on our GI therapeutic business.

Key Commercial Products

The following is a summary of selected key products during the fiscal year ended March 31, 2014:

Fetzima™:  In July 2013, we received FDA approval for Fetzima (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor (SNRI) for the treatment of Major Depressive Disorder (MDD) in adults.  Fetzima was launched in December 2013 and achieved sales of $11.7 million in fiscal 2014.

We entered into an agreement with Pierre Fabre Médicament (Pierre Fabre) in 2008 for the development and commercialization of Fetzima in the U.S. and Canada.  Pursuant to the agreement, we assumed responsibility for the clinical development and commercialization of Fetzima in the U.S. and Canada, while Pierre Fabre funded all pre-clinical development and will also fund all drug substance manufacturing activities.  In accordance with the terms of the agreement, we made a milestone payment of $30 million to Pierre Fabre upon FDA approval.

Fetzima has been granted five years of Hatch-Waxman exclusivity that extends to 2018.  Fetzima is protected by two U.S. method-of-use patents that expire in 2023, without patent term extension (PTE), and 2031 with PTE.

MDD is a serious medical condition requiring treatment, which affects almost 16 million adults in the U.S. annually or approximately 7.3% of the adult U.S. population.  MDD is a common debilitating disorder in which feelings of sadness and other symptoms occur nearly every day for at least two weeks and interfere with a person’s ability to work, sleep, study, eat and enjoy once-pleasurable activities.  Among all medical illnesses, MDD is a leading cause of disability in the U.S.  The World Health Organization predicts depression will become the second leading cause of disability by the year 2020.

Linzess ®:  Linzess (linaclotide) achieved sales of $175.1 million in fiscal 2014.  Linzess was launched in December 2012.  Linzess is an agonist of the guanylate cyclase type-C receptor found in the intestine and acts by a mechanism distinct from previously developed products for irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC).  We and our partner Ironwood Pharmaceuticals, Inc. (Ironwood) received FDA approval for Linzess as a once-daily treatment for adult men and women suffering from IBS-C or CIC in August 2012.  Pursuant to our collaboration agreement with Ironwood, we paid Ironwood $85 million upon FDA approval.

Under the terms of the agreement, we and Ironwood share equally all profits and losses from the development and commercialization of Linzess in the U.S.  In addition, we obtained exclusive rights to the linaclotide license in Canada and Mexico, for which we will pay Ironwood royalties based on net sales.

In December 2013, we received regulatory approval for linaclotide in Canada under the trade name Constella®.  We expect to launch the product in Canada in mid-calendar 2014.

In September 2012, we entered into an agreement with Almirall, S.A. (Almirall) whereby we sublicensed the rights to commercialize linaclotide in Mexico to Almirall.  Almirall obtained regulatory approval for linaclotide in Mexico in February 2014 and we recorded income of $2.5 million for such approval.  Almirall is expected to launch the product in Mexico in mid-calendar 2014.  We will receive royalties based on sales of the product in Mexico, a portion of which will be due to Ironwood.

Linzess has been granted five years of Hatch-Waxman exclusivity that extends to 2017.  Linzess is also protected by U.S. composition-of-matter and method-of-use patents that expire in 2024.  A request for PTE has been submitted to extend a composition-of-matter patent to 2026.

IBS-C is a chronic functional gastrointestinal disorder that affects 13 million people in the U.S.  IBS-C is characterized by recurring abdominal pain or discomfort, constipation and bowel symptoms including hard or lumpy stools in more than 25% of bowel movements, and soft or watery stools in less than 25% of bowel movements. IBS-C can have an impact on daily living.  There are currently few available therapies to treat this disorder.

As many as 35 million Americans suffer from symptoms associated with CIC.  Patients with CIC often experience infrequent bowel movements (less than three times per week) for at least three months, a sensation of incomplete evacuation and hard stools.

Tudorza ® Pressair ®:  Tudorza, which was launched in December 2012, had total sales of $78.4 million in fiscal 2014.  We and our partner Almirall, received FDA approval in July 2012 for Tudorza Pressair (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent, for the long-term maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD).

                    Tudorza is administered to patients using Pressair, a novel state-of-the-art multi-dose dry powder inhaler.  This inhaler was designed with a feedback system which, through a ‘colored control window’ and an audible click, helps confirm that the patient has inhaled correctly.  It contains multiple doses of Tudorza, includes a visible dose-level indicator, and also incorporates safety features such as an anti-double dosing mechanism and an end-of-dose lock-out system to prevent use of an empty inhaler.

We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, a pharmaceutical company headquartered in Barcelona, Spain.  We will be responsible for sales and marketing of Tudorza in the U.S. and Almirall has retained an option to co-promote the product in the U.S. in the future, while retaining commercialization rights for the rest of the world.  Under the terms of the agreement, we paid Almirall $40 million upon FDA approval and pay royalties to Almirall on Tudorza sales.

Tudorza has been granted five years of Hatch-Waxman exclusivity that extends to 2017.  Tudorza is also protected by U.S. composition-of-matter patents that expire in 2020.  A request for PTE has been submitted to extend a composition-of-matter patent to 2025.  In addition, there are four issued U.S. patents directed to the inhaler device.

      COPD is a common, progressive and debilitating lung disease which the World Health Organization (WHO) has described as a global epidemic.  Over 12 million people in the U.S. have been diagnosed with COPD, and approximately 12 million more have the disease but are unaware.

Namenda IR®:  Namenda (memantine HCl), our moderate-affinity, uncompetitive N-methyl-D-aspartate (NMDA) receptor agonist for the treatment of moderate to severe dementia of the Alzheimer’s type achieved sales of $1.5 billion during fiscal 2014.  In January 2014, we submitted to the FDA results from the clinical studies performed to evaluate the safety and effectiveness of Namenda in the treatment of autism pursuant to the requirements of the FDA’s pediatric program.  We anticipate receiving a response from the FDA in the third quarter of calendar year 2014.  If the FDA’s response is positive, we would be entitled to a six-month extension of marketing exclusivity for Namenda after the expiration of the patent on April 11, 2015.  On February 14, 2014, we announced plans to discontinue the production and sale of Namenda IR effective August 15, 2014 in order to focus resources and sales efforts for Namenda XR®.

We licensed the exclusive rights to develop and market Namenda in the U.S. from Merz GmbH & Co. of Germany, the originator of the product.  Namenda is protected by a U.S. method-of-use patent that expires in April 2015.  Several generic manufacturers challenged our patent and per the terms of the settlement agreements, a number of generic manufacturers have licenses to launch generic versions of Namenda as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its Abbreviated New Drug Application (ANDA), or earlier in certain circumstances.

Namenda XR: Namenda XR was launched in June 2013 and achieved sales of $135.8 million in fiscal 2014.  Namenda XR (memantine HCl extended release) is a 28mg once-daily, extended-release formulation of Namenda and was approved by the FDA for the treatment of moderate to severe dementia of the Alzheimer’s type in June 2010.

Namenda XR is protected by a U.S. the method-of-use patent that covers Namenda.  In addition, Namenda XR is protected by a U.S. method-of-use patent that relates to the extended release formulation that expires in 2029.

       Viibryd®: Viibryd (vilazodone HCl), a selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with MDD, had sales of $199.0 million in fiscal 2014.

We obtained exclusive worldwide rights to Viibryd through our acquisition of Clinical Data, Inc. (Clinical Data) which was completed in April 2011.  Viibryd was launched in the U.S. in August 2011.  The exclusive worldwide rights to develop and market Viibryd are licensed from Merck KGaA.  Viibryd has been granted five years of Hatch-Waxman exclusivity that extends to 2016.  Viibryd is also protected by a U.S. composition-of-matter patent that expires in 2014.  A request for PTE has been submitted to extend the composition-of-matter patent to 2019.  In addition, there are multiple issued U.S. patents directed to polymorphic forms of Viibryd that extend to 2022.

  Daliresp®:  Daliresp is a novel first-in-class, once-daily, orally administered, selective phosphodiesterase-4 (PDE4) enzyme inhibitor, developed by our partner Nycomed GmbH (Nycomed) as a treatment to reduce the risk of COPD exacerbations in patients with severe COPD.  Daliresp achieved sales of $104.9 million in fiscal 2014.  Daliresp was approved by the FDA in February 2011 and launched in August 2011.

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

We licensed the exclusive U.S. rights to Daliresp from Nycomed, now part of Takeda.  Pursuant to our agreement with Nycomed we are obligated to pay Nycomed royalties on Daliresp sales.  In addition to five years of Hatch-Waxman exclusivity that expires in 2016, Daliresp is also protected by a U.S. composition-of-matter patent that expires in 2015.  A request for PTE has been submitted to extend the composition-of-matter patent to 2020.  In addition, Daliresp is protected by an issued formulation patent that expires in 2023 and multiple patents directed to methods-of-use and compositions that extend to 2024.

Teflaro®:  Teflaro, a broad-spectrum, hospital-based injectable cephalosporin antibiotic with activity against Gram-positive bacteria and common Gram-negative bacteria, achieved sales of $70.3 million in fiscal 2014.  We received marketing approval for Teflaro (ceftaroline fosamil) from the FDA in October 2010 for the treatment of adults with community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae and with acute bacterial skin and skin structure infections, including cases caused by methicillin-resistant Staphylococcus aureus (MRSA).  Teflaro is a member of the cephalosporin class of antibiotics, the most frequently prescribed class of antibiotics in the world.

The worldwide rights (excluding Japan) to Teflaro are exclusively licensed from Takeda Pharmaceutical Company Limited (Takeda).  In addition to five years of Hatch-Waxman exclusivity that extends to 2015, Teflaro is covered by U.S. composition-of-matter patents that expire in 2018 and 2021.  A request for PTE has been submitted in the U.S. to extend one composition-of-matter patent to 2022.  In addition, Teflaro is protected by a composition patent that expires in 2031.

In August 2009, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which AstraZeneca will co-develop and commercialize Teflaro worldwide, excluding the U.S., Canada and Japan.  Under the terms of the agreement AstraZeneca is obligated to pay us royalties based on sales of Teflaro.  AstraZeneca received regulatory approval in certain European countries, as well as Australia, Chile, and Singapore for Teflaro under the trade name Zinforo ® during fiscal 2013.  We received $1.3 million in royalties on sales of the product in those territories in fiscal 2014.

Bystolic®:  Bystolic (nebivolol), our beta-1 selective beta-blocker with vasodilating properties, achieved sales of $529.6 million in fiscal 2014.  Like other beta-blockers, Bystolic decreases heart rate and myocardial contractility.

We licensed exclusive U.S. and Canadian rights to Bystolic from Mylan Inc. (Mylan).  Mylan licensed the U.S. and Canadian rights to Bystolic from Janssen Pharmaceutica N.V. (Janssen) and obtained Janssen’s consent to sub-license Bystolic to us in those territories.  In March 2012, we entered into an agreement with Janssen, under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic, for $357 million, thereby eliminating all future royalties. Bystolic was launched in Canada in April 2013.

Bystolic is protected by a formulation patent that expires in 2015 and a pharmaceutical composition patent that expires in 2021, with PTE.

Per  the terms of settlement agreements with several companies, subject to review of the settlement terms by the U.S. Federal Trade Commission, we will provide licenses to these companies which will permit these companies to launch their generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the U.S. Patent including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.

Savella®:  Savella (milnacipran HCl) our SNRI for the management of fibromyalgia achieved sales of $98.7 million in fiscal 2014. Fibromyalgia is a chronic condition characterized by widespread pain and decreased physical function.

We licensed the U.S. and Canadian rights to develop and commercialize Savella from Cypress Bioscience, Inc. (Cypress).  Pursuant to our agreement, we are obligated to pay Cypress royalties based on net sales of Savella.  In addition to five years of Hatch-Waxman exclusivity that expires in 2014, Savella is protected by two method-of-use patents that expire in 2021 and a method-of-use patent that expires in 2023.  In addition, Savella is protected by a U.S. method-of-use patent relating to the required dosing schedule that expires in 2029.

Saphris: In fiscal 2014, we recorded sales of Saphris of $27.9 million. Saphris is a treatment for adult patients with schizophrenia and is used as monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  Saphris is an atypical antipsychotic approved by the FDA and launched in 2009.  We purchased commercial rights to Saphris in the U.S. and began recording sales of the product in January 2014 from Merck. Refer to the ‘Acquisitions’ section for further information.

Saphris has been granted five years of Hatch-Waxman exclusivity that expires in 2014.  Saphris is protected by an issued U.S. patent directed to sublingual compositions that expires in 2020.  Saphris is also protected by an issued U.S. patent directed to polymorphic forms that expires in 2026.

Canasa®: Canasa (mesalamine USP) is a mesalamine suppository approved by the FDA for the short-term treatment of mild to moderately active ulcerative proctitis, a distal form of inflammatory bowel disease.  Canasa was launched in February 2005 and is the only FDA-approved mesalamine suppository available in the U.S.  We obtained rights to Canasa through our acquisition of Aptalis and commenced sales of the product in February 2014.  We recorded sales of Canasa of $23.5 million in fiscal 2014.

Canasa is protected by two U.S. patents that expire in 2028.  Aptalis received letters from two parties indicating that they had each filed an ANDA seeking approval to market a generic version of Canasa.  In July 2013, Aptalis filed patent infringement suits against each party.  We believe that the ANDAs were filed before the patents covering Canasa were listed in the FDA’s Orange Book, which generally means that we are not entitled to the 30-month stay of the approval of these ANDAs provided for by the Hatch-Waxman Act.

Carafate®: Carafate (sucralfate) is indicated for the short-term (up to 8 weeks) treatment of active duodenal ulcers and has been on the market for approximately 20 years.  Carafate is the only available sucralfate oral suspension product in the U.S.  We obtained rights to Carafate through our acquisition of Aptalis and commenced sales of the product in February 2014.  In fiscal 2014, we recorded sales of $21.5 million.

Zenpep®: Zenpep (pancrelipase) is a proprietary porcine-derived pancreatic enzyme product (PEP) developed under the 2004 FDA guidance on pancreatic enzyme replacement therapies. It has been approved for the treatment of Exocrine Pancreatic Insufficiency (EPI) due to CF and other conditions in infants, children and adults.  Zenpep was approved by the FDA in August 2009 and launched in the U.S. in November 2009.  We obtained rights to Zenpep through our acquisition of Aptalis and commenced sales of the product in February 2014.  We recorded $19.9 million of sales in fiscal 2014.

Zenpep is covered by U.S. patents, none of which expire prior to 2028.  Zenpep has been granted five years of Hatch-Waxman exclusivity until August 2014.

Consistent with other FDA-approved PEPs currently marketed in the U.S., Zenpep has post-marketing requirements and commitments. We believe we are on track to meet these commitments. In addition to Zenpep’s on-going lifecycle management, Aptalis submitted a supplemental New Drug Application (NDA) to the FDA in November 2013 for an additional dosage strength of 40,000 unit dose for the treatment of EPI due to CF or other conditions.

Pylera®: Pylera (bismuth subcitrate potassium, metronidazole, tetracycline HCl) is a three-in-one combination of metronidazole, tetracycline, and bismuth subcitrate potassium contained in a patented capsule-within-capsule technology, indicated for the treatment of patients with H. pylori infection and duodenal ulcers disease (active or a history of within the past five years) to eradicate H. pylori.  We obtained rights to Pylera through our acquisition of Aptalis and commenced sales of the product in February 2014.

Pylera was approved by the FDA and was launched in the U.S. in May 2007 and we recorded sales of Pylera in the U.S. of $2.4 million in fiscal 2014.  Pylera  is protected by a U.S. patent for its capsule-in-capsule formulation which expires in 2018.

Pylera is also approved in several countries in the EU, including the United Kingdom, Ireland, Germany, France, Belgium, Poland, France and Spain and applications for approval have been submitted in Italy and Portugal.  Pylera was launched in Germany in January 2013 and France in April 2013.  We recorded total EU sales of Pylera of $1.2 million in fiscal 2014.

Salofalk®: Salofalk (meslamine USP) is a mesalamine-based product line, including oral tablets, oral suspensions and suppositories, that are actively promoted to gastroenterologists in Canada for the treatment of certain inflammatory bowel diseases, such as ulcerative colitis, ulcerative proctitis and Crohn’s disease.  We obtained rights to Salofalk through our acquisition of Aptalis and commenced sales of the product in February 2014.  In fiscal 2014 we recorded sales of Salofalk of $3.4 million.

European Cystic Fibrosis Franchise:  In February 2012, we were granted European Medicines Agency approval to market Colobreathe®.  Colobreathe is a novel dry powder inhaler developed by Forest containing colistin, indicated for the treatment of chronic lung infections caused by Pseudomonas aeruginosa in CF patients aged 6 years and older.  We began marketing Colobreathe in April 2013 and recorded sales of $12.7 million in fiscal 2014.

In December 2010, we entered into an agreement with Grünenthal GmbH (Grünenthal) pursuant to which we acquired all rights held by Grünenthal for colistin and reacquired all rights previously licensed by us to Grünenthal for Colobreathe  for $100 million.  Colistin is an antibiotic used to treat the principal bacterial infections in CF patients and is currently marketed by Forest in a nebulized presentation in the United Kingdom and Ireland as Colomycin®.   Total sales of Colistin and Colomycin were $44.4 million in fiscal 2014.  This transaction and the approval to market Colobreathe in Europe enable us to expand our European CF franchise and become a major distributor of colistin in Europe.

Canada:  We have established a wholly-owned Canadian subsidiary which is responsible for the registration and commercialization of our products in Canada.  Health Canada granted approval for Bystolic in December 2012 and the product was launched in April 2013.  In December 2013, we received Health Canada’s approval for Constella® (linaclotide) as a once-daily, first-in-class treatment for both adult men and women suffering from IBS-C or CIC.  This approval provides a new option for the up to 8.9 million adult Canadians suffering from these conditions.  We plan to launch the product in Canada in June 2014.

Pharmaceutical Technologies: Through our acquisition of Aptalis completed in January 2014, we acquired a Pharmaceutical Technology (PT) business which consists of a portfolio of proprietary technology platforms that has produced over 35 approved products in over 35 countries, supported the specialty pharmaceutical business of Aptalis, and was a central component of Aptalis’ lifecycle management programs.  The PT business provides us with the opportunity to develop innovative products for our internal product pipeline and the flexibility to offer third-parties co-development programs, product out-licensing and manufacturing programs.

moksha8: On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.

Under the arrangement, the Company has provided $101.9 million of debt financing to moksha8, of which $19.2 million was funded during the fiscal 2014.  Such debt financing has a term of seven years from the date of initial funding and is collateralized by the assets of moksha8.

In January 2014, the Company and moksha8 agreed to amend the terms of the agreement, including to terminate (i) the agreements containing Forest’s obligations to provide additional funding to moksha8 and (ii) Forest’s option to acquire moksha8, as well as the shareholders of moksha8’s option to put to Forest all interests of moksha8.  moksha8 will, subject to certain conditions, retain the exclusive license to commercialize Viibryd.

Drug Development and Research

During the fiscal year ended March 31, 2014, we recorded $788.3 million in research and development (R&D) expense, as compared to $963.6 million and $796.9 million in the fiscal years ended March 31, 2013 and 2012, respectively.  During December 2013, we commenced Project Rejuvenate, a cost savings initiative with a goal of streamlining operations and reducing operating expenses, and we recorded $26.3 million of R&D expenses for post-employment benefits for the fiscal year ended March 31, 2014.  In addition to Project Rejuvenate, R&D expenses increased $12.5 million related to the Aptalis acquisition, which included $2.3 million for post-employment benefits.  Included in R&D expense are payments made pursuant to licensing and acquisition agreements for new product opportunities where FDA approval has not yet been received.  R&D expense for fiscal 2014 included milestone payments of $76.3 million but did not include upfront licensing agreement payments.  R&D expense for fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  R&D expense for fiscal 2012 included upfront payments of $40 million and $59.6 million in development milestone expenses. Other R&D expenditures consist primarily of pre-clinical and clinical studies required to obtain approval of new products, as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications.

        The following is a summary of selected key development programs as of March 31, 2014, including programs where an NDA has been submitted to the FDA:

Fixed Dose Combination (FDC) of Namenda XR and donepezil HCl: In November 2012, we entered into an agreement with Adamas Pharmaceuticals, Inc. (Adamas) for the development and commercialization of an FDC of Namenda XR and donepezil HCl which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  In March 2014, we submitted an NDA to the FDA and contingent upon FDA approval, the FDC is expected to launch in calendar year 2015.  Namenda XR and donepezil HCl are each protected by multiple issued U.S. patents licensed from Adamas that expire in 2025 and 2029.  In addition, the combination is protected by an issued method-of-use patent related to the extended release formulation that expires in 2029.

FDC of Bystolic (nebivolol) and valsartan: In June 2013, we reported positive topline results from an 8-week pivotal Phase III clinical trial evaluating the efficacy and safety of an FDC of Bystolic, our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker valsartan, for the treatment of patients with hypertension.  In February 2014, we submitted an NDA to the FDA for an FDC of nebivolol and valsartan for the treatment of hypertension.  This FDC is protected by two issued U.S. patents that expire in 2026 and 2027.

Avibactam:  In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam and ceftaroline/avibactam combinations.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase-related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.  Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012.  We expect results from the Phase III cIAI studies during the middle of calendar 2014 and cUTI studies in early calendar 2015.
In September 2013, the FDA designated ceftazidime/avibactam as a qualified infectious disease product (QIDP).  QIDP designation provides us certain incentives including priority review and eligibility with the FDA’s fast track program, as well as a five-year extension of exclusivity under the Hatch-Waxman act.  We anticipate filing an NDA based on the phase II studies in the middle of calendar 2014.

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

Cariprazine:  In November 2012, we submitted to the FDA an NDA for cariprazine, an atypical antipsychotic for the treatment of schizophrenia and acute mania associated with bipolar depression.  In November 2013, we received a Complete Response Letter in which the FDA acknowledged that cariprazine demonstrated effectiveness in the treatment of schizophrenia and mania associated with bipolar disorder and requested further information on the drug, including additional clinical trial data to better define the optimal dosing regimen to maintain the demonstrated efficacy, while minimizing the potential for the development of adverse events generally associated with this class of drug.  The Company subsequently provided additional clinical trial data to the FDA and anticipates a resubmission by the end of calendar year 2014.

Cariprazine is also in Phase II development for bipolar depression and as an adjunct treatment for MDD.  In March 2014, we announced positive topline results from a Phase IIb trial evaluating the efficacy and safety of cariprazine as adjunctive treatment in adult patients with MDD who have demonstrated an inadequate response to antidepressant therapy.  Also in March 2014, we announced positive topline results from a Phase IIb trial evaluating the efficacy and safety of Cariprazine as an investigational antipsychotic in patients with bipolar depression.

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

In addition to five years of Hatch-Waxman exclusivity which we anticipate would be granted upon approval, cariprazine is protected by a U.S. composition-of-matter patent that expires in 2027, subject to possible PTE.  Cariprazine is also protected by an issued U.S. patent directed to polymorphic forms that expires in 2028.

  FDC of aclidinium and formoterol: Pursuant to our licensing agreement with Almirall for Tudorza (aclidinium), Almirall also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium.  Pursuant to such rights, we commenced the development of an FDC of aclidinium and the long acting beta-agonist formoterol for the treatment of COPD.  In the second quarter of calendar year 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies.  Based on comments provided by the FDA at a pre-NDA meeting, we delayed our planned submission of an NDA for the FDC.  We completed our analysis and submitted responses to the FDA’s comments and although no new issues have arisen, further discussion will take place to address questions related to the chemistry, manufacturing and control of this FDC.  Additionally, we anticipate a Type C meeting with the FDA during the third quarter of calendar 2014.

Under the terms of the agreement, we will be obligated to pay Almirall future milestone payments if development and commercialization are successfully completed for the FDC.  In addition, we obtained co-promotion rights for aclidinium in Canada, for which we will pay Almirall royalties based on net sales, subject to receiving regulatory approval.   In February 2014, we and our partner Almirall filed a submission in Canada for the FDC of aclidinium and formoterol and anticipate feedback from Health Canada by the first quarter of calendar year 2015.

Cebranopadol: In December 2010, we entered into a license agreement with Grünenthal for the co-development and commercialization of cebranopadol (GRT 6005) and its follow-on compound GRT 6006, both being small molecule analgesic compounds in development for the treatment of moderate to severe chronic pain conditions.

Cebranopadol and GRT 6006 are novel first-in-class compounds with unique pharmacological and pharmacokinetic profiles that may enhance their effect in certain pain conditions.  The unique mode of action of these compounds builds on the ORL-1 receptor and, supported by the established mu opioid receptor, is particularly suitable for the treatment of moderate to severe chronic pain.  Cebranopadol has successfully completed initial proof-of-concept studies in nociceptive and neuropathic pain with further Phase II studies planned prior to initiation of Phase III studies.  We anticipate five years of Hatch-Waxman exclusivity upon approval.  Both compounds are protected by a U.S. composition-of-matter patent that expires in November 2023, subject to possible PTE.

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

APT-1008 (Zenpep EU): Through our acquisition of Aptalis, we acquired APT-1008, developed for the treatment of EPI in the EU based on the U.S. Zenpep franchise.  Zenpep-EU is a proprietary porcine-derived PEP approved in the U.S. under the name Zenpep in August 2009 for the treatment of EPI due to CF or other conditions.  Due to the increased stability of enzymes in this formulation and lack of overfill, we believe that Zenpep-EU provides a more predictable and precise dosage than other PEPs currently available in the EU and meets the EU guidance on development of CF products.

                       We are seeking a marketing authorization in the EU under the centralized procedure.  We completed the Phase III program and we expect to file by the end of calendar year 2014.  There is a pending European patent application with claims directed to the same subject matter as the U.S. patents that cover Zenpep.

Development Program Review: From time to time, we perform a review of all developmental projects and re-evaluate our development priorities based on the regulatory and commercial prospects of the products in development.  We consider the commercial potential of the products as well as the development and commercialization costs necessary to achieve approval and successful launch.  In certain situations we may discontinue a development program based on this review.

Nabriva: In June 2012, we entered into an agreement with Nabriva Therapeutics (Nabriva) for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to this agreement, we conducted in collaboration with Nabriva, certain development activities related to BC-3781.   During the first quarter of fiscal 2014, we discontinued our collaborative development with Nabriva after a review of this development program.

TransTech: During fiscal 2013, we performed a review of our partnership with TransTech Pharma Inc. for the development and commercialization of TTP399.  As a result of this review, in light of development priorities, we made the decision to terminate the partnership with TransTech.

Senior Management

On September 9, 2013, Howard Solomon, the President and Chief Executive Officer of the Company, advised the Board of Directors of his decision to retire as President and Chief Executive Officer, effective September 30, 2013.  Mr. Solomon continues as a Director and Chairman of the Company’s Board of Directors and a Senior Advisor to the Company.  On September 9, 2013, at the recommendation of the Succession Planning Committee of the Board, the Board appointed Brenton L. Saunders to succeed Mr. Solomon as President and Chief Executive Officer, effective October 1, 2013.  Mr. Saunders was elected as a director of the Company at the Company’s 2011 Annual Meeting of Stockholders, and served as the Chairman of the Board’s Compensation Committee and as a member of the Board Compliance Committee.  Immediately prior to his appointment as President and Chief Executive Officer, he resigned from both committees, effective as of September 9, 2013.

Debt Issuance

On December 10, 2013, we issued $1.2 billion of 5.00% Senior Notes (the 5.00% Senior Notes), which mature on December 15, 2021.  The 5.00% Senior Notes accrue interest per annum, payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2014.  We incurred $18.5 million in deferred financing costs associated with the 5.00% Senior Notes which will be amortized over the term of the notes.

On January 31, 2014 we issued $1.8 billion aggregate senior unsecured notes (the $1.8 billion Senior Notes), comprised of $1.05 billion aggregate principal amount of our 4.375% senior unsecured notes due 2019 and $750 million aggregate principal amount of our 4.875% senior unsecured notes due 2021.  We will pay interest on the $1.05 billion of senior unsecured notes at 4.375% per annum, semi-annually in arrears on February 1 and August 1, commencing on August 1, 2014.  We will pay interest on the $750 million of senior unsecured notes at 4.875% per annum, semi-annually in arrears on February 15 and August 15, commencing on August 15, 2014.  We incurred $22.5 million in deferred financing costs associated with the $1.8 Senior Notes which will be amortized over the term of the notes.

Restructuring

During the third quarter of fiscal 2014, we announced Project Rejuvenate, a $500 million cost savings initiative with a goal of streamlining operations and reducing our operating cost base.  Project Rejuvenate is focused on three areas: flattening and broadening the organization to reduce layers and increase spans of control, increase our productivity and profitability by decreasing costs and streamlining work to reduce low value activities.

We expect annualized savings of approximately $270 million associated with the streamlining and realigning the R&D organization, $150 million in savings associated with the reduction of marketing expenses and $80 million in cost savings from a reduction in general and administrative expenses.  The Company expects to achieve 65%-75% of the cost savings from Project Rejuvenate by the end of fiscal 2015 and the remainder by the end of fiscal 2016.  For the year ended March 31, 2014, the Company incurred $154.1 million of restructuring charges related to post-employment benefits, the write-down of certain held for sale facilities to fair market value, and consulting and other fees.

In addition to Project Rejuvenate, the Company recognized $16.5 million of post-employment benefits related to the Aptalis integration in fiscal 2014. The Company began the integration of Aptalis after completion of the acquisition in February 2014 and the integration is currently on-going.

Share Repurchase Program

On May 18, 2010, our Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock of which 35.6 million shares were re-purchased.  On November 26, 2013, the Board terminated the previously outstanding 50 million share repurchase authorization and authorized the repurchase of up to $1 billion of shares of common stock based on prevailing prices from time to time.  The new authorization became effective immediately and has no set expiration date.

Sales Concentration

The following products accounted for 10% or more of consolidated net sales during one or more of the three most recent fiscal years:

Product	2014	2013	2012
Namenda IR	44%	52%	32%
Bystolic	15%	16%	8%
Lexapro	3%	7%	49%

Namenda is marketed under agreements between Forest and Merz dated June 28, 2000 (collectively, the Merz License).  A copy of the Merz License has been filed as Exhibit 10.16 to our Annual Report on Form 10-K for the period ended March 31, 2004 and the following description of the terms of this agreement is qualified in its entirety by reference to the copy of the agreement which has been filed with the SEC and such agreement is incorporated herein by reference.

Under the terms of the Merz License, we were granted exclusive U.S. marketing (and related manufacturing) rights with respect to products containing memantine for use in the treatment of vascular dementia and Alzheimer’s disease, and Merz has agreed to supply all of Forest’s requirements of the active pharmaceutical ingredient memantine.  The Merz License requires that Forest pay to Merz a percentage of its net revenues from the sale of Namenda as a royalty.  The agreement expires in 2028.

On February 14, 2014, we announced plans to discontinue the production and sale of Namenda IR effective August 15, 2014 in order to focus resources and sales efforts for Namenda XR.

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

Prior to March 30, 2012, Bystolic was marketed under a sublicense agreement between Forest and Mylan Inc. (Mylan), which in turn licensed rights to Bystolic from Janssen Pharmaceutical N.V. (Janssen).  As described above under the heading Developments, we amended our license agreement with Mylan in February 2008 to terminate Mylan’s further commercial rights for Bystolic in the U.S. and Canada, and on March 30, 2012, we entered into a sale and transfer agreement with Janssen under which we acquired all U.S. patents and other U.S. and Canadian intellectual property for Bystolic, thereby eliminating all future royalties to Janssen, in exchange for a one-time cash payment of $357 million.  A copy of the Janssen sale and transfer agreement has been filed as Exhibit 10.51 to our Annual Report on Form 10-K for the period ended March 31, 2012.

Lexapro was developed and is marketed under agreements with H. Lundbeck A/S (Lundbeck) entered into in 1998 (collectively, the Lundbeck License), but ceased being one of our principal products following its loss of patent exclusivity in March 2012.  The Lexapro license agreement and related license and supply agreement have been filed as Exhibits 10.17 and 10.18, respectively, to our Annual Report on Form 10-K for the period ended March 31, 2002.

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

The Patient Protection and Affordable Care Act of 2010 (the PPACA), more commonly known as the Healthcare Reform Bill, was signed into law on March 23, 2010. The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected healthcare costs.  Many of the strategies included in this law have impacted manufacturers of branded pharmaceutical products.  Based on the nature of the provisions of the PPACA, we cannot reliably calculate the full impact of all provisions of the PPACA.

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

On February 8, 2013, the final rule known as the Physician Payment Sunshine Act (Sunshine Act) enacted as part of the Affordable Care Act was published.  The Sunshine Act requires manufacturers of pharmaceutical products to report annually to the Secretary of the Department of Health and Human Services all payments or transfers of value made by an entity or party on behalf of the respective entity to physicians, teaching hospitals, and third-parties on behalf of physicians or teaching hospitals.  This final rule which required data collection on all payments and transfers of value took effect on August 1, 2013.   The Company is current on all required submissions of information related to the Sunshine Act.

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

Principal Customers

The following sets forth information with respect to the percentage of net sales accounted for by our principal customers:

Customer	2014	2013	2012
McKesson Drug Company	37%	38%	36%
AmerisourceBergen Corporation	26%	20%	20%
Cardinal Health, Inc.	22%	29%	30%

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

Raw Materials

The active pharmaceutical ingredients in our principal promoted products, including Namenda IR, Namenda XR, Bystolic, Viibryd, Linzess, Daliresp, Savella Tudorza, Teflaro, and Fetzima, as well as our newly acquired Aptalis products and Saphris, are patented or otherwise generally available to us only pursuant to contractual arrangements with our licensing partners.  Other raw materials used by us are purchased in the open market.  We have not experienced any significant shortage in supplies of active pharmaceutical ingredients or other raw materials.

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

Employees

At March 31, 2014, we employed approximately 6,200 employees.

Patents and Trademarks

Forest seeks to obtain, where possible, patents and trademarks for our products in the U.S. and all countries of major marketing interest to Forest.  We own or have licenses to a substantial number of patents and patent applications.  Several of these patents, which expire during the period 2015 to 2031, are believed to be of material importance in the operation of Forest’s business.  We believe that patents, licenses and trademarks (or related groups of patents, licenses, or trademarks) covering our marketed products are material in relation to our business as a whole.

Product Name	Approved Indication	Date of Last U.S. Patent Exclusivity (Assuming Grant of PTE)
Namenda	Treatment of moderate to severe dementia of the Alzheimer’s type	2015
Namenda	Treatment of moderate to severe dementia of the Alzheimer’s type	2015
Namenda XR	Treatment of moderate to severe dementia of the Alzheimer’s type	2029
Bystolic	Treatment of hypertension	2021
Viibryd	Treatment of adults with MDD	2022
Linzess	Treatment of IBS-C or CIC.	2026
Daliresp	Treatment to reduce the risk of COPD	2024
Savella	Treatment of fibromyalgia	2029
Tudorza	Treatment of bronchospasm	2025
Teflaro	Treatment of adults with community-acquired bacterial pneumonia	2031
Saphris	Treatment of schizophrenia	2026
Fetzima	Treatment of adults with MDD	2031
Canasa	Treatment of mild to moderately active ulcerative proctitis	2028
Zenpep	Treatment of EPI	2028
Pylera	Treatment of H. pylori infection and duodenal ulcers disease	2018

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

Risks Related to the Actavis Merger

As disclosed above under “Item 1. Business” Actavis Merger, we and Actavis, a company incorporated under the laws of Ireland, entered into an Agreement and Plan of Merger (the Actavis Merger), dated as of February 17, 2014 (the Merger Agreement), pursuant to which Actavis has agreed, subject to the terms and conditions thereof, to acquire the Company.  As a result of the Actavis Merger, we will become a wholly owned subsidiary of Actavis.  The merger is expected to close during the second half of calendar 2014.

The Merger Agreement provides that, upon completion of the Actavis Merger, each share of our common stock issued and outstanding immediately prior to the Actavis Merger (other than dissenting shares) will be converted into the right to receive, at the election of the holder thereof: (1) a combination of $26.04 in cash plus 0.3306 Actavis ordinary shares (the Mixed Election Consideration); (2) $86.81 in cash (the Cash Election Consideration); or (3) 0.4723 Actavis ordinary shares (the Stock Election Consideration).  Shares of our common stock with respect to which no election is made will receive the Mixed Election Consideration.  Stockholders who make the Cash Election or the Stock Election will be subject to proration to ensure that the total amount of cash paid and the total number of Actavis shares issued to Company stockholders as a whole are equal to the total amount of cash and number of Actavis shares that would have been paid and issued if all Company stockholders received the Mixed Election consideration.

The following discussion highlights some of the potential risks that may arise in connection with the Actavis Merger.

Because the market price of Actavis ordinary shares will fluctuate, Company stockholders cannot be sure of the market price of the Actavis ordinary shares they will receive.

As a result of the Actavis Merger, each issued and outstanding share of Company common stock, other than excluded shares and dissenting shares, will be converted into the right to receive the Standard Election Consideration. Alternatively, Company stockholders will have the right to make either a cash election to receive the Cash Election Consideration, or a stock election to receive the Stock Election Consideration, for each of their Company shares. Both the cash election and the stock election are subject to the proration and adjustment procedures, described under “The Merger Agreement—Election and Proration Procedures; Procedures for Converting Shares of Forest Common Stock into Merger Consideration; Dissenter’s Rights” beginning on page 111 of the definitive Proxy Statement on Schedule 14A filed by Company with the SEC on May 6, 2014 (the Proxy Statement), to cause the total amount of cash paid, and the total number of Actavis ordinary shares issued, in the Actavis Merger to the holders of shares of Company common stock (other than excluded shares), as a whole, to equal as nearly as practicable the total amount of cash and number of shares that would have been paid and issued if all of such shares of Company common stock were converted into the Standard Election Consideration.

The market price of Actavis ordinary shares, which Company stockholders may receive in the Actavis Merger, will continue to fluctuate from the date of this Form 10-K through the date of the closing of the Actavis Merger. Accordingly, at the time of the Company special meeting that will be conducted to consider the Actavis Merger, Company stockholders will not know or be able to determine the market price of the Actavis ordinary shares they may receive upon completion of the Actavis Merger. It is possible that, at the time of the closing of the Actavis Merger, the shares of Company common stock held by Company stockholders may have a greater market value than the cash and the Actavis ordinary shares for which they are exchanged. The market price of Actavis ordinary shares on the date of the Company special meeting may not be indicative of the market price of Actavis ordinary shares that Company stockholders will receive upon completion of the Actavis Merger. The market prices of Actavis ordinary shares and Company common stock are subject to general price fluctuations in the market for publicly traded equity securities and have experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions and changes in the respective businesses, operations and prospects, and regulatory considerations of Actavis and the Company. Market assessments of the benefits of the Actavis Merger and the likelihood that the Actavis Merger will be completed, as well as general and industry specific market and economic conditions, may also impact market prices of Actavis ordinary shares and Company common stock. Many of these factors are beyond Actavis’ and the Company’s control. You should obtain current market quotations for shares of Company common stock and for Actavis ordinary shares.

Company stockholders may receive a form of consideration different from what they elect.

Although each Company stockholder may elect to receive all cash or all Actavis ordinary shares in the Actavis Merger, the pool of cash and the Actavis ordinary shares available for all Company stockholders will be a fixed percentage of the aggregate Merger Consideration at closing, and will not exceed the aggregate number of Actavis ordinary shares that would have been issued, and the aggregate amount of cash that would have been paid, to all of the holders of shares of Company common stock had the election to receive 0.3306 of an Actavis ordinary share and $26.04 in cash been made with respect to each share of Company common stock (other than excluded shares and dissenting shares). As a result, if the aggregate amount of shares with respect to which either cash elections or stock elections have been made would otherwise result in payments of cash or stock in excess of the maximum amount of cash or stock available, and a Company stockholder has chosen the consideration election that exceeds the maximum available, such Company stockholder will receive consideration in part in a form that such stockholder did not choose. This could result in, among other things, tax consequences that differ from those that would have resulted if such Company stockholder had received the form of consideration that the stockholder elected (including the potential recognition of gain for federal income tax purposes if the stockholder receives cash). For illustrative examples of how the proration procedures would work in the event there is an oversubscription of the cash election or stock election in the Actavis Merger, see “The Merger Agreement—Election and Proration Procedures; Procedures for Converting Shares of Forest Common Stock into Merger Consideration; Dissenter’s Rights” beginning on page 111 of the Proxy Statement.

The market price for Actavis ordinary shares following the closing may be affected by factors different from those that historically have affected Company common stock and Actavis ordinary shares.

Upon completion of the Actavis Merger, holders of shares of Company common stock (other than those who elect to receive all cash, and who do receive all cash, in the Actavis Merger, and the holders of excluded shares and dissenting shares) will become holders of Actavis ordinary shares. Actavis’ businesses differ from those of the Company, and accordingly the results of operations of Actavis will be affected by some factors that are different from those currently affecting the results of operations of the Company. In addition, upon completion of the Actavis Merger, holders of Actavis ordinary shares will become holders of shares in the combined company. The results of operation of the combined company may also be affected by factors different from those currently affecting Actavis. For a discussion of the businesses of Actavis and the Company and of some important factors to consider in connection with those businesses, see the documents incorporated by reference in the Proxy Statement and referred to under “Where You Can Find More Information” beginning on page 228 of the Proxy Statement.

Actavis and the Company must obtain required approvals and governmental and regulatory consents to consummate the Actavis Merger, which if delayed, not granted or granted with unacceptable conditions, may prevent (for example, if the approval of Company stockholders or Actavis shareholders is not obtained), delay or jeopardize the consummation of the Actavis Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Actavis Merger.

The Actavis Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by the Company stockholders and the Actavis shareholders, the clearances of the Actavis Merger by certain governmental and regulatory authorities and the expiration or termination of applicable waiting periods under the HSR Act, and the antitrust and competition laws of certain foreign countries under which filings or approvals are or may be required. To the extent required, foreign investment filings will be made, though these are not closing conditions. The governmental agencies from which the parties will make these filings and seek certain of these approvals and consents have broad discretion in administering the governing regulations. Actavis and the Company can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder and stockholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. If Actavis and the Company agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect the combined company’s ability to integrate Actavis’ operations with the Company’s operations and/or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transactions or have a material adverse effect on the business and results of operations of the combined company. For additional information, see “The Actavis Merger—Regulatory Approvals Required for the Transaction” beginning on page 106 of the Proxy Statement.

The Merger Agreement may be terminated in accordance with its terms and the Actavis Merger may not be completed.

The Merger Agreement contains a number of conditions that must be fulfilled to complete the Actavis Merger. Those conditions include: the approval of the Actavis Merger by Company stockholders, approval of the Actavis Share Issuance Proposal by Actavis shareholders, receipt of requisite regulatory and antitrust approvals, absence of orders prohibiting completion of the Actavis Merger, effectiveness of the registration statement of which this document is a part, approval of the Actavis ordinary shares to be issued to Company stockholders for listing on the New York Stock Exchange, the continued accuracy of the representations and warranties of both parties subject to specified materiality standards, and the performance by both parties of their covenants and agreements. These conditions to the closing of the Actavis Merger may not be fulfilled and, accordingly, the Actavis Merger may not be completed. In addition, if the Actavis Merger is not completed by August 17, 2014 (subject to extension to November 17, 2014, and subsequently to December 17, 2014, if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the Closing, which conditions shall be capable of being satisfied) are conditions relating to HSR clearance, other required filings and clearances under foreign antitrust laws, the absence of certain proceedings under antitrust laws and the absence of any orders or injunctions under antitrust laws), either Actavis or the Company may choose not to proceed with the Actavis Merger. In addition, Actavis or the Company may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Actavis Merger, before or after stockholder approval. See “The Merger Agreement—Termination of the Merger Agreement; Termination Fees” beginning on page 133 of the Proxy Statement for a fuller description of these circumstances.

The Merger Agreement contains provisions that restrict the Company’s ability to pursue alternatives to the Actavis Merger and, in specified circumstances, could require the Company to pay Actavis a termination fee of up to $875 million.

Under the Merger Agreement, the Company is restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. The Company may not terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal. If the Company’s board of directors (after consultation with the Company’s financial advisors and legal counsel) determines that such proposal is more favorable to the Company stockholders than the Actavis Merger and the Company’s board of directors recommends such proposal to the Company stockholders, Actavis would be entitled to terminate the Merger Agreement. Under such circumstances, the Company would be required to pay Actavis a termination fee equal to $875 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to the Company and its stockholders than the Actavis Merger. Additionally, in the event the Merger Agreement is terminated due to the failure of the Company stockholders to approve the Actavis Merger at the Company special meeting, the Company would be required to pay Actavis a fee of $250 million, increasing to $875 million in certain circumstances. See “The Merger Agreement—Termination of the Merger Agreement; Termination Fees” beginning on page 133 of the Proxy Statement.

While the Actavis Merger is pending, Actavis and the Company will be subject to business uncertainties that could adversely affect their business.

Uncertainty about the effect of the Actavis Merger on employees, customers and suppliers may have an adverse effect on the Company and Actavis. These uncertainties may impair Actavis’ and the Company’s ability to attract, retain and motivate key personnel until the Actavis Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Actavis and the Company to seek to change existing business relationships with Actavis and the Company. Employee retention may be challenging during the pendency of the Actavis Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Actavis Merger could be seriously harmed. In addition, the Merger Agreement restricts the Company and, to a lesser extent, Actavis, from taking specified actions until the Actavis Merger occurs without the consent of the other party. These restrictions may prevent Actavis or the Company from pursuing attractive business opportunities that may arise prior to the completion of the Actavis Merger. See “The Merger Agreement—Covenants and Agreements” beginning on page 120 of the Proxy Statement for a description of the restrictive covenants applicable to Actavis and the Company.

Company directors and officers may have interests in the Actavis Merger different from the interests of Company stockholders and Actavis shareholders.

Certain of the directors and executive officers of the Company negotiated the terms of the Merger Agreement, and the Company’s board of directors recommended that the stockholders of the Company vote in favor of the merger-related proposals. These directors and executive officers may have interests in the Actavis Merger that are different from, or in addition to, those of Company stockholders and Actavis shareholders. These interests include, but are not limited to, the continued employment of certain executive officers of the Company by Actavis, the continued service of certain directors of the Company as directors of Actavis, the treatment in the Actavis Merger of stock options, restricted stock, restricted stock units, bonus awards, change of control employment agreements and other rights held by Company directors and executive officers, and the indemnification of former Company directors and officers by Actavis. Company stockholders and Actavis shareholders should be aware of these interests when they consider their respective board of directors’ recommendation that they vote in favor of the merger-related proposals.

The Company’s board of directors was aware of these interests when it declared the advisability of the Merger Agreement, determined that it was fair to the Company stockholders and recommended that the Company stockholders adopt the Merger Agreement. The interests of the Company’s directors and executive officers are described in more detail in the section of the Proxy Statement entitled “The Actavis Merger—Interests of Forest’s Directors and Executive Officers in the Transaction” beginning on page 101 of the Proxy Statement.

Company stockholders will have a reduced ownership and voting interest after the Actavis Merger and will exercise less influence over management.

Company stockholders currently have the right to vote in the election of the board of directors of the Company and on other matters affecting the Company. Upon the completion of the Actavis Merger, each Company stockholder who receives Actavis ordinary shares will become a shareholder of Actavis with a percentage ownership of Actavis that is smaller than the stockholder’s percentage ownership of the Company. It is currently expected that the former stockholders of the Company as a group will receive shares in the Actavis Merger constituting approximately 35% of the outstanding Actavis ordinary shares immediately after the Actavis Merger. Because of this, Company stockholders will have less influence on the management and policies of Actavis than they now have on the management and policies of the Company.

Actavis ordinary shares to be received by Company stockholders as a result of the Actavis Merger will have rights different from the shares of Company common stock.

Upon completion of the Actavis Merger, the rights of former Company stockholders who become Actavis shareholders will be governed by the memorandum of association and articles of association of Actavis and by Irish law. The rights associated with shares of Company common stock are different from the rights associated with Actavis ordinary shares. Material differences between the rights of stockholders of the Company and the rights of shareholders of Actavis include differences with respect to, among other things, distributions, dividends, repurchases and redemptions, dividends in shares / bonus issues, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of shareholders and special shareholder meetings, notice provisions for meetings, the quorum for shareholder meetings, the adjournment of shareholder meetings, the exercise of voting rights, shareholder action by written consent, shareholder suits, shareholder approval of certain transactions, rights of dissenting shareholders, anti-takeover measures and provisions relating to the ability to amend the articles of association. See “Comparison of the Rights of Holders of Actavis Ordinary Shares and Forest Common Stock” beginning on page 172 of the Proxy Statement for a discussion of the different rights associated with Actavis ordinary shares and Company common stock.

The opinions of Actavis’ and the Company’s financial advisors will not reflect changes in circumstances between the original signing of the Merger Agreement and the completion of the Actavis Merger.

Actavis and the Company have not obtained updated opinions from their respective financial advisors as of the date of this document and do not expect to receive updated opinions prior to the completion of the Actavis Merger. Changes in the operations and prospects of Actavis or the Company, general market and economic conditions and other factors that may be beyond the control of Actavis or the Company, and on which Actavis’ and the Company’s financial advisors’ opinions were based, may significantly alter the value of the Company or the prices of Actavis ordinary shares or Company common stock by the time the Actavis Merger is completed. The opinions do not speak as of the time the Actavis Merger will be completed or as of any date other than the date of such opinions. Because Actavis’ and the Company’s financial advisors will not be updating their opinions, the opinions will not address the fairness of the Merger Consideration from a financial point of view at the time the Actavis Merger is completed. Actavis’ board of directors’ recommendation that Actavis shareholders vote “FOR” the Actavis Share Issuance Proposal and the Company’s board of directors’ recommendation that Company stockholders vote “FOR” the Actavis Merger, however, are made as of the date of the Proxy Statement. For a description of the opinions that Actavis and the Company received from their respective financial advisors, please refer to “The Actavis Merger—Opinion of Actavis’ Financial Advisor” and “The Actavis Merger—Opinion of Forest’s Financial Advisor” beginning on pages 80 and 89, respectively, of the Proxy Statement.

Irish resident or ordinarily resident holders of Company common stock may be subject to Irish tax on chargeable gains on the cancellation of their shares of Company common stock.

Company stockholders that are resident or ordinarily resident in Ireland for Irish tax purposes, or Company stockholders that hold their shares of Company common stock in connection with a trade carried on by such persons through an Irish branch or agency, will, subject to the availability of any exemptions and reliefs, generally be subject to Irish tax on chargeable gains arising on the cancellation of their shares of Company common stock pursuant to the Actavis Merger. The receipt by such a Company stockholder of cash only pursuant to a cash election will be treated as a disposal of his or her shares of Company common stock for the purposes of Irish capital gains tax or corporation tax on chargeable gains (as applicable) (Irish CGT) and such holder may, subject to the availability of any exemptions and reliefs, realize a chargeable gain (or allowable loss). On the basis that the Actavis Merger is treated as a ‘scheme of reconstruction or amalgamation’ for Irish CGT purposes and subject to certain conditions the following treatment should apply:

•
The receipt by such a Company stockholder of Actavis ordinary shares and cash (including any cash received in lieu of a fractional Actavis ordinary share) will be treated as a part disposal of his or her shares of Company common stock for Irish CGT purposes in respect of the cash consideration received. This may, subject to the availability of any exemptions and reliefs, give rise to a chargeable gain (or allowable loss) for the purposes of Irish CGT in respect of the cash received.

•
The Actavis ordinary shares received should be treated as the same asset as the cancelled shares of Company common stock and as acquired at the same time and for the same consideration as those cancelled shares of Company common stock as adjusted for the part of the consideration attributable to the part disposal in respect of the receipt of cash.

•
If such a Company stockholder makes a stock election and receives only Actavis ordinary shares on the cancellation of his or her shares of Company common stock, the cancellation and receipt should not be treated as a disposal of shares of Company common stock for Irish CGT purposes but instead the Actavis ordinary shares received should be treated as the same asset as those cancelled shares of Company common stock and as acquired at the same time and for the same consideration as those cancelled shares of Company common stock.

See “Certain Tax Consequences of the Actavis Merger—Irish Tax Considerations—Irish Tax on Chargeable Gains” beginning on page 148 of the Proxy Statement for more information.

Legal proceedings in connection with the Actavis Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Actavis Merger.

Since the announcement of the Merger Agreement on February 18, 2014, a number of putative stockholder class action complaints have been filed in New York and Delaware courts against the Company, the members of its board of directors, Actavis, US Holdings, Merger Sub 1 and Merger Sub 2 challenging the proposed Actavis Merger. The actions allege that members of the Company’s board of directors breached their fiduciary duties by agreeing to sell the Company for inadequate consideration and pursuant to an inadequate process, and that Actavis, US Holdings, Merger Sub 1 and Merger Sub 2 aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the Actavis Merger. Such legal proceedings could delay or prevent the Actavis Merger from becoming effective within the agreed upon timeframe. See “Litigation Relating to the Transaction” beginning on page 137 of the Proxy Statement.

Risks Related to the Business of the Combined Company

Actavis and the Company may fail to realize all of the anticipated benefits of the Actavis Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses. The Actavis Merger may result in adverse tax consequences to Actavis.

The ability of Actavis and the Company to realize the anticipated benefits of the transaction will depend, to a large extent, on the combined company’s ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Actavis and the Company will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Actavis Merger, including possible adverse tax consequences to the Actavis group pursuant to the anti-inversion rules under section 7874 ( Section 7874) of the Internal Revenue Code of 1986, as amended (the Code), as a result of the Actavis Merger;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.

Many of these factors will be outside of the control of Actavis or the Company and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Actavis and the Company are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of the businesses of Actavis and the Company. All of these factors could cause dilution to the earnings per share of Actavis, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of Actavis ordinary shares. As a result, we cannot assure you that the combination of Actavis and the Company will result in the realization of the full benefits anticipated from the transaction.

Combining the businesses of Actavis and the Company may be more difficult, costly or time-consuming than expected, which may adversely affect Actavis’ results and negatively affect the value of Actavis’ ordinary shares following the Actavis Merger.

Actavis and the Company have entered into the Merger Agreement because each believes that the Actavis Merger will be beneficial to it and its respective shareholders and stockholders and that combining the businesses of Actavis and the Company will produce benefits and cost savings. If Actavis is not able to successfully combine the businesses of Actavis and the Company in an efficient and effective manner, the anticipated benefits and cost savings of the Actavis Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of Actavis ordinary shares may be affected adversely.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved, may be lower than and may take longer to achieve than anticipated. If Actavis is not able to adequately address integration challenges, Actavis may be unable to successfully integrate Actavis’ and the Company’s operations or to realize the anticipated benefits of the integration of the two companies.

Actavis and the Company will incur direct and indirect costs as a result of the Actavis Merger.

Actavis and the Company will incur substantial expenses in connection with completing the Actavis Merger, and over a period of time following the completion of the Actavis Merger, Actavis further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Actavis and the Company. While Actavis has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Actavis’ control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Actavis and the Company.

Actavis expects that, following the Actavis Merger, Actavis will have significantly less cash on hand than the sum of cash on hand of Actavis and the Company prior to the Actavis Merger. This reduced amount of cash could adversely affect Actavis’ ability to grow.

Actavis is expected to have significantly less cash and cash equivalents on hand than the approximately $1,362.1 million of combined cash and cash equivalents of the two companies, after giving effect to the Aptalis Acquisition (as defined in “Unaudited Pro Forma Combined Financial Information” beginning on page 154 of the Proxy Statement), as of December 31, 2013, and would have on a pro forma basis, giving effect to the Actavis Merger as if they had been consummated on December 31, 2013, no cash and cash equivalents. See “Unaudited Pro Forma Combined Financial Information” beginning on page 154 of the Proxy Statement. Although the management of Actavis believes that it will have access to cash sufficient to meet Actavis’ business objectives and capital needs, the lessened availability of cash and cash equivalents following the consummation of the Actavis Merger could constrain Actavis’ ability to grow its business. Actavis’ financial position following the Actavis Merger could also make it vulnerable to general economic downturns and industry conditions, and place it at a competitive disadvantage relative to its competitors that have more cash at their disposal. In the event that Actavis does not have adequate capital to maintain or develop its business, additional capital may not be available to Actavis on a timely basis, on favorable terms, or at all.

If the Merger is consummated, Actavis will incur a substantial amount of debt to finance the cash portion of the Merger Consideration, which could restrict its ability to engage in additional transactions or incur additional indebtedness.

In connection with the Actavis Merger, Actavis expects that one or more of its subsidiaries will (i) borrow up to $2.0 billion under the senior credit facilities, (ii) issue and sell up to $2.0 billion in aggregate principal amount of senior unsecured notes and (iii) under certain circumstances, borrow up to $4.0 billion in loans under the bridge facility. Following the completion of the Actavis Merger, the combined company will have a significant amount of indebtedness outstanding. On a pro forma basis, giving effect to the incurrence of indebtedness as described in “The Actavis Merger—Financing Relating to the Transaction” beginning on page 107 of the Proxy Statement, the consolidated indebtedness of Actavis would be approximately $17,877.6 million as of December 31, 2013. See “Unaudited Pro Forma Combined Financial Information” beginning on page 154 of the Proxy Statement. This substantial level of indebtedness could have important consequences to Actavis’ business, including making it more difficult to satisfy its obligations, increasing its vulnerability to general adverse economic and industry conditions, limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates and restricting Actavis from pursuing certain business opportunities. These limitations could reduce the benefits Actavis expects to achieve from the Merger or impede its ability to engage in future business opportunities or strategic acquisitions.

In addition, under certain circumstances, Actavis could be required to make an offer to repurchase the Company’s senior notes shortly after the completion of the Actavis Merger at a price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest thereon to the date of repurchase. If any such offer is accepted, Actavis intends to fund the required repurchase from a combination of available cash on hand of Actavis and additional financing. Actavis cannot assure you that any such financing will be available in an amount sufficient to fund prepayment of the Company’s senior notes or at all or that the terms of any such financing will be favorable. In addition, any such financing may include restrictive covenants that, among other things, limit Actavis’ ability to engage in certain business transactions or incur additional indebtedness.

Actavis’ and the Company’s actual financial positions and results of operations may differ materially from the unaudited pro forma financial data included in the Proxy Statement.

The pro forma financial information contained in the Proxy Statement is presented for illustrative purposes only and may not be an indication of what Actavis’ financial position or results of operations would have been had the transaction been completed on the dates indicated. The pro forma financial information has been derived from the audited and unaudited historical financial statements of Actavis and the Company and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transaction. The assets and liabilities of the Company have been measured at fair value based on various preliminary estimates using assumptions that Actavis management believes are reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect Actavis’ financial condition or results of operations following the closing. Any potential decline in Actavis’ financial condition or results of operations may cause significant variations in the share price of Actavis. See “Unaudited Pro Forma Combined Financial Information” beginning on page 154 of the Proxy Statement.

The Actavis Merger may not be accretive and may cause dilution to Actavis’ earnings per share, which may negatively affect the market price of Actavis ordinary shares.

Although Actavis currently anticipates that the Actavis Merger will be accretive to earnings per share (on an adjusted earnings basis) from and after the Actavis Merger, this expectation is based on preliminary estimates, which may change materially.

As described and based on the assumptions in the section of the Proxy Statement entitled “The Actavis Merger—Consideration to Forest Stockholders” beginning on page 65, Actavis expects to issue or reserve for issuance approximately 99 million Actavis ordinary shares in connection with completion of the Actavis Merger. The issuance of these new Actavis ordinary shares could have the effect of depressing the market price of Actavis ordinary shares.

In addition, Actavis could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Actavis Merger. All of these factors could cause dilution to Actavis’ earnings per share or decrease or delay the expected accretive effect of the Actavis Merger and cause a decrease in the market price of Actavis ordinary shares.

The Internal Revenue Service (the IRS) may not agree that Actavis is a foreign corporation for U.S. federal tax purposes.

Although Actavis is incorporated in Ireland, the IRS may assert that Actavis should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874. For U.S. federal tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because Actavis is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. Section 7874 provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition. If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

On October 1, 2013, Actavis acquired all of the capital stock of Actavis, Inc., a Nevada corporation, and Warner Chilcott plc, a company incorporated under the laws of Ireland (the Warner Chilcott Transaction). Actavis believes that, in the Warner Chilcott Transaction, the Actavis, Inc. shareholders received less than 80% (by both vote and value) of the Actavis shares and consequently that the test set forth above to treat Actavis as a foreign corporation was satisfied. However, the law and Treasury regulations promulgated under Section 7874 are relatively new and somewhat unclear, and thus we cannot assure you that the IRS will agree that the ownership requirements to treat Actavis as a foreign corporation were met in the Warner Chilcott Transaction. Moreover, even if such ownership requirements were met in the Warner Chilcott Transaction, the IRS may assert that, even though the Actavis Merger is separate transactions from the Warner Chilcott Transaction, the Actavis Merger may be integrated with the Warner Chilcott Transaction. In the event the IRS were to prevail with such assertion, Actavis would be treated as a U.S. corporation for U.S. federal tax purposes. Actavis has received opinions from Latham & Watkins and PwC to the effect that Actavis should not be treated as a domestic corporation for U.S. federal income tax purposes as a result of the Actavis Merger, but we cannot assure you that the IRS will agree with this position and/or would not successfully challenge Actavis’ status as a foreign corporation. If such a challenge by the IRS were successful, significant adverse tax consequences would result for Actavis.

See “Certain Tax Consequences of the Actavis Merger—U.S. Federal Income Tax Considerations—U.S. Federal Income Tax Consequences of the Actavis Merger—Tax Consequences to Actavis” beginning on page 139 of the Proxy Statement for a full discussion of the application of Section 7874 to the transaction.

Section 7874 likely will limit Actavis’ and its U.S. affiliates’ ability to utilize certain U.S. tax attributes of the Company and its U.S. affiliates to offset certain U.S. taxable income, if any, generated by the Actavis Merger or certain specified transactions for a period of time following the Actavis Merger.

Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize certain U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, Actavis believes that this limitation applies to Actavis and its U.S. affiliates following the Warner Chilcott Transaction and as a result, Actavis currently does not expect that it or its U.S. affiliates (including the Company and its U.S. affiliates after the Actavis Merger) will be able to utilize certain U.S. tax attributes of the Company and its U.S. affiliates to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions. See “Certain Tax Consequences of the Actavis Merger—U.S. Federal Income Tax Considerations—U.S. Federal Income Tax Consequences of the Actavis Merger—Tax Consequences to Actavis” beginning on page 139 of the Proxy Statement.

Actavis’ status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.

Actavis believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect Actavis’ status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to Actavis, the Company, their respective stockholders, shareholders and affiliates, and/or the Actavis Merger. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on Actavis. For example, in March 2014, the President of the United States proposed legislation which would amend the anti-inversion rules. Although its application is limited to transactions closing after 2014, no assurance can be given that proposal will not be changed in the legislative process and be enacted to apply to prior transactions.

Future changes to U.S. and foreign tax laws could adversely affect Actavis.

The U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where Actavis and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which Actavis and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Actavis and its affiliates (including the Company and its affiliates after the Actavis Merger).

If the Actavis Merger do not qualify as a reorganization under Section 368(a) of the Code or are otherwise taxable to U.S. holders of Company common stock, then such holders may be required to pay substantial U.S. federal income taxes.

It is intended that, for U.S. federal income tax purposes, the Actavis Merger, taken together, shall (1) qualify as a reorganization within the meaning of Section 368(a) of the Code and (2) not result in gain being recognized by U.S. holders of Company common stock immediately prior to the effective time of the Actavis Merger under Section 367(a) of the Code (other than any such shareholder that would be a “five-percent transferee shareholder” (within the meaning of Treasury Regulations Section 1.367(a)-3(c)(5)(ii)) of Actavis following the Actavis Merger that does not enter into a five-year gain recognition agreement in the form provided in Treasury Regulations Section 1.367(a)-8), and the parties intend to report the Actavis Merger in a manner consistent with the Intended Tax Treatment. However, there are significant factual and legal uncertainties concerning whether the Actavis Merger will qualify for the Intended Tax Treatment. For example, Section 367(a) of the Code and the applicable Treasury regulations promulgated thereunder provide that where a U.S. shareholder exchanges stock in a U.S. corporation for stock in a non-U.S. corporation in a transaction that would otherwise qualify as a reorganization within the meaning of Section 368(a) of the Code, the U.S. shareholder is required to recognize gain, but not loss, realized on such exchange unless certain requirements are met. There are significant factual and legal uncertainties concerning the determination of certain of these requirements. In addition, the closing of the Actavis Merger is not conditioned upon the receipt of an opinion of counsel that the Actavis Merger will qualify for the Intended Tax Treatment, and no assurance can be given that the IRS will not challenge the Intended Tax Treatment or that a court would not sustain a challenge by the IRS. Moreover, none of Actavis, US Holdings, the Company or either of the Actavis Merger Subs intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Actavis Merger. If at the effective time of the Actavis Merger the fair market value of the Company were found to exceed that of Actavis, or other requirements for the non-recognition of gain under Section 367(a) of the Code are not met or any requirement of Section 368 is not satisfied, a U.S. holder of Company common stock would recognize gain (but may not be able to recognize loss) based on the amount such U.S. holder realizes in the Actavis Merger.

For a further discussion, see “Certain Tax Consequences of the Actavis Merger—U.S. Federal Income Tax Considerations—U.S. Federal Income Tax Consequences of the Actavis Merger—Tax Consequences to U.S. Holders” beginning on page 141 of the Proxy Statement.

In certain limited circumstances, dividends paid by Actavis may be subject to Irish dividend withholding tax.

In certain limited circumstances, Irish dividend withholding tax (DWT) (currently at a rate of 20%) may arise in respect of dividends, if any, paid on Actavis ordinary shares. A number of exemptions from DWT exist pursuant to which shareholders resident in the U.S. and shareholders resident in the countries listed in Annex E attached to this joint proxy statement/prospectus (the Relevant Territories) may be entitled to exemptions from DWT.

See “Certain Tax Consequences of the Actavis Merger—Irish Tax Considerations—Withholding Tax on Dividends (DWT)” beginning on page 150 of the Proxy Statement and, in particular, please note the requirement to complete certain relevant Irish Revenue Commissioners DWT forms (DWT Forms) in order to qualify for many of the exemptions.

Dividends paid in respect of Actavis ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the U.S. (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Actavis). Similarly, dividends paid in respect of Actavis ordinary shares that are held outside of DTC and are owned by a former Company stockholder who is a resident of the U.S. will not be subject to DWT if such shareholder has provided a completed IRS Form 6166 or a valid DWT Form to Actavis’ transfer agent to confirm its U.S. residence and claim an exemption. Shareholders resident in other Relevant Territories may also be eligible for exemption from DWT on dividends paid in respect of their shares provided they have furnished valid DWT Forms to their brokers (in respect of shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Actavis) or to Actavis’ transfer agent (in respect of shares held outside of DTC). However, other shareholders may be subject to DWT, which if you are such a shareholder could adversely affect the price of your shares. See “Certain Tax Consequences of the Actavis Merger—Irish Tax Considerations—Withholding Tax on Dividends (DWT)” beginning on page 150 of the Proxy Statement for more information on DWT.

Risks Related to the Company’s Business

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

Listed below are our significant patent-protected products which, in total, contributed 65% of consolidated net sales for the year ended March 31, 2014 and 74% of consolidated net sales for the year ended March 31, 2013.

Product	For the year ended March 31,				Date of Last U.S. Patent Exclusivity(1)
	2014		2013
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
(In thousands)
Namenda	$1,536,771	44%	$1,520,640	52%	2015
Bystolic	$529,604	15%	$455,092	16%	2021
Viibryd	$199,038	6%	$162,511	6%	2022
(1)	Patents referenced are Orange Book listed.

Our Business Depends on Intellectual Property Protection and the loss of or inability to enforce such intellectual property could materially adversely affect our business.

   Our ability to generate the revenue necessary to support our investment in acquiring and developing new product opportunities, as well as the commitment of resources to successfully market our products greatly depends on effective intellectual property protection to ensure we can take advantage of lawful market exclusivity.  Manufacturers of generic products have strong incentives to challenge the patents which cover our principal products.  While we believe that our patent portfolio, together with data exclusivity periods granted by the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), offers adequate exclusivity protection for our current products, there can be no assurance that some of our patents, including our partners’ patents upon which we rely, will not be determined to be non-infringed, invalid or unenforceable, resulting in unanticipated early generic competition for the affected product.  For example, as discussed in Item 3 – Legal Proceedings, we, along with our licensors, in certain cases, recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering Savella, Namenda XR, and Canasa.    We believe that ANDAs were filed before the patents covering Canasa were listed in the Orange Book, which generally means that such ANDAs are not subject to the 30-month stay of the approval under the Hatch-Waxman Act.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.

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

Certain of our products or products that we may acquire may have limited or no patent protection.  For instance, Carafate has no patent protection. While we believe these products benefit from a variety of intellectual property, regulatory, clinical, sourcing and manufacturing barriers to competitive entry, there can be no assurance that these barriers will be effective in preventing generic versions of our products from being approved.  In addition, because Aptalis’ strategy has in part been to in-license or acquire pharmaceutical products that typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery.

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

In the United States, it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent.  Such claims by direct and indirect purchasers and other payers are typically filed as class actions.  The relief sought may include treble damages and restitution claims.  Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws.  For example, as discussed in Item 3 – Legal Proceedings, in May 2014, we received a Civil Investigatory Demand from the U.S. Federal Trade Commission (FTC) requesting information about our agreements with ANDA filers for Bystolic.  In the United States and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers.  We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution.  For example, as discussed in Item 3 – Legal Proceedings, in February 2014, we received an Investigatory Subpoena from the New York Attorney General’s Office requesting information regarding, among other things, plans to discontinue the sale of Namenda tablets.  A successful antitrust claim by a private party or government entity against us could materially and adversely affect our financial results.

Third parties may claim that we infringe their intellectual property rights, which could subject us to significant costs and disrupt our products and business.

We cannot be certain that the conduct of our business, including the development, manufacture and sale of products, does not and will not infringe intellectual property or other proprietary rights of others.  From time to time, we may become subject to claims, allegations and legal proceedings, including by means of counterclaims, that we infringe or misappropriate intellectual property or other proprietary rights of others.  For example, as discussed in Item 3 - Legal Proceedings, in December 2013, we were named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. alleging that we infringe U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR.   In addition, as we continue to in-license and develop new products, we may face third-party infringement claims or face a need to challenge the intellectual property rights of others, which may limit our ability to commercialize such products.

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

The proprietary rights in certain products we acquired from Aptalis and in certain know-how related to certain of its products are also held by third parties, from whom Aptalis licenses rights relating to the use, manufacture or sale of products.  Aptalis also enters into development agreements, including related licensing arrangements, with third parties for a variety of purposes, including life-cycle management and creation of potential new products. We cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit. In connection with licenses and development agreements with third parties, Aptalis has agreed and may agree to pay royalties or other forms of compensation, for example, on existing or potential products, which can impact profitability of such products or operations.

While our relationships with our strategic partners have been good, differences of opinion on significant matters arise from time to time. Any such differences of opinion, as well as disputes or conflicting corporate priorities, could be a source of delay or uncertainty as to the expected benefits of the alliance or result in expensive arbitration or litigation, which may not be resolved in our favor. Because we license significant intellectual property with respect to certain of our principal products (for example, Namenda, Namenda XR, Linzess and Viibryd), any loss or suspension of our rights to such intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

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

Regulatory procedures may require that we obtain prior approval of a change of third-party manufacturers, location of manufacturing facility, or supplier of raw material for our product or products by the relevant regulatory agency.  This regulatory approval process typically takes a minimum of 12 to 18 months, and could take longer and involve significant costs if new clinical trials are required. During the period of any such transition, we could face a shortage of supply of the affected product(s). Some of our contracts with our current providers prohibit us from using alternative providers for the products supplied under these contracts.  As a result of these factors, it is difficult for us to reduce our dependence on single sources of supply, and, even where that is not the case, there are a limited number of manufacturers capable of manufacturing our marketed products and our product candidates.  In addition, some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed our needs or limit our ability to negotiate with other manufacturers, which might increase costs.

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

Our principal customers are wholesale drug distributors and comprise a significant part of the distribution network for the pharmaceutical industry in the U.S.  For the fiscal years ended March 31, 2014 and 2013, three key wholesale customers, Cardinal Health Inc., McKesson Corporation, and AmerisourceBergen Corporation, collectively accounted for 85% and 87%, respectively, of our total consolidated net sales.  Fluctuations in the buying patterns of these key customers could be the result of wholesaler buying decisions, or other factors outside our control, which could significantly impact our net sales.  Also, if one of these customers experiences financial difficulties, the customer may decrease the amount of business it does with us.  This could potentially cause an issue collecting all the amounts the wholesaler may owe us.  These factors could negatively impact our results of operations.

Regulatory compliance issues could materially affect our financial position and results of operations.

The marketing and promotional practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with prescribers of pharmaceutical products and other healthcare decision makers, are subject to extensive regulation by numerous federal, state and local governmental authorities in the U.S., including the FDA, and by foreign regulatory authorities in our markets outside the U.S.  Such regulation takes the form of explicit governmental regulation and guidance; acceptable practices are also established by healthcare and industry codes of conduct.  In addition, federal, state, local and foreign governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement often with little objective guidance to permit voluntary industry compliance.  Such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act, which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements.  There can be no assurance that the resolution of pending or future claims, as well as the resolution of private party (such as consumers or third-party payer) litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.

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

We are subject to legal actions asserting product liability claims.  For claims filed before April 1, 2014, we generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).  For these claims, our self-insured retention is $10 million per claim and $50 million in the aggregate.  Claims filed after April 1, 2014 will be reported to the policy for the previous year.  However, for these claims our self-insured retention is $20 million per claim and $60 million in the aggregate.  Moreover, we are self-insuring a layer of coverage $10 million in excess of $55 million.  Our insurance may not be sufficient to satisfy individual or aggregate occurrences.  There is also no assurance that potential future claims asserted against us will be covered by our present insurance coverage.  As product liability claims continue to increase in the pharmaceutical industry, we could experience increased insurance premium costs.

As of May 1, 2014, we were subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa or Lexapro.  These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa or Lexapro as well as claims that Celexa or Lexapro caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.

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

As of March 31, 2014, goodwill and other intangibles represented approximately 52% of our total assets.  Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, goodwill is subject to an impairment test at least annually.

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

As of March 31, 2014, we have approximately $5.9 billion of indebtedness.  Excluding $8.5 million of issued letters of credit, no amounts have been drawn from our Credit Agreement to date. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

We may be able to incur substantial additional indebtedness, including additional notes and other secured indebtedness, in the future.  The indenture governing the notes will not fully prohibit us or our subsidiaries from incurring additional indebtedness, and any limitations will be subject to a number of significant qualifications and exceptions.  As of March 31, 2014, the total availability under our Credit Agreement was $750 million, excluding $8.5 million of issued letters of credit.  If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations, including the repayment of the notes.  In addition, the indenture governing the notes and the agreements governing our other senior indebtedness will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing such debt.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Location	Type of facility	Approximate square footage
Owned properties
U.S.:
Commack, NY	Administration and Research & Development (2 offices)	123,000
Commack, NY	Administration, Sales Training, & Warehouse	353,000
Hauppauge, NY	Warehousing, Administration and Clinical Packaging	107,000
Hauppauge, NY	Research & Development	28,000
Cincinnati, OH	Packaging, Warehousing and Administration	144,000
Cincinnati, OH	Manufacturing, Warehousing and Administration (2 offices)	145,000
Vandalia, OH	Manufacturing, Warehousing, Research & Development	114,000
St. Louis, MO	Manufacturing, Warehousing, Distribution and Administration	491,000
St. Louis, MO	Administration and Data Center	40,000

Europe:
Clonshaugh, Ireland	Manufacturing and Distribution	220,000
Baldoyle, Ireland	Manufacturing and Distribution	33,000
Milan, Italy	Research & Development, Manufacturing and Warehousing	220,000
Milan, Italy	Manufacturing	43,000
Houdan, France	Manufacturing and Administration	607,000

Canada:
Mont-Saint-Hilaire, Canada	Administration, Manufacturing and Warehousing	107,000

Leased properties
U.S.:
Corporate Headquarters New York, NY	Administration	169,000
Jersey City, NJ	Administration	216,000
Bridgewater, NJ	Administration	65,000
Commack, NY	Information Technology	57,000
Farmingdale, NY	Laboratory testing	44,000
Hauppauge, NY	Hotel facility for housing of sales reps during sales training and lease of welcome center	12,000
Oakland, CA	Administration	38,000
Birmingham, AL	Administration	11,000
Vandalia, OH	Administration	5,000
Emeryville, CA	Microbiology lab	3,000
Various U.S. states	7 Sales Administration offices	23,000

Europe:
Dartford Crossing, England	Administration	8,000
Paris, France	Administration	12,000
Various countries	Administration (8 offices)	4,000

Canada:
Vaughan, Canada	Administration	9,000

We believe that our current facilities will adequately meet our operating needs for the foreseeable future.

Item 3.  Legal Proceedings

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.  Although we believe that the proceedings brought against us are without merit and in certain instances we have insurance, litigation is subject to significant uncertainty and there can be no assurance that we will not incur material costs in the resolution of these matters.

Average Wholesale Price Litigation

    We are defendants in four state court actions that allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) that did not correspond to actual provider costs of prescription drugs.  These actions are pending in Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), and Wisconsin (a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin on February 20, 2012 that the State declined to join).  Discovery is ongoing in these actions.  On November 15, 2013, the plaintiff in the Mississippi action moved for leave to file a Second Amended Complaint.  On March 26, 2014, the Mississippi state court granted plaintiff’s motion in part, but denied plaintiff’s request to add generic drug products to its claims.  Forest has filed a motion to dismiss certain of the claims asserted in the Second Amended Complaint.  A trial in the Mississippi action is scheduled in October 2014.  A motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead.  The plaintiff filed another Amended Complaint, and the defendants filed a motion to dismiss.  This motion to dismiss was denied in part.  On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint.  On April 14, 2014, plaintiff filed a motion for leave to file a Third Amended Complaint, and on May 16, 2014, plaintiff filed an appeal of the court’s February 17, 2014 ruling.  We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Celexa/Lexapro Class Actions

We are defendants in three federal court actions filed on behalf of individuals who purchased Celexa and/or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a Multi-District Litigation (MDL) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed an Amended Complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes.  On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class.  We filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014.  On March 12, 2014, we reached agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa or Lexapro for use by a minor from 1998 to December 31, 2013.  In exchange for a release from class members, we have paid $7.65 million into a fund that will cover (1) the settlement benefits paid to class members, (2) administration costs, (3) incentive awards to be paid to the representative plaintiffs, and (4) attorneys’ fees and costs.  If valid claims are greater than $4.215 million, we will pay up to $2.7 million more to pay for the additional valid claims (our total settlement payment shall not exceed $10.35 million).  The district court judge preliminarily approved the settlement on March 14, 2014 and issued an order enjoining all class members and other persons from litigating claims relating to those covered by the settlement.  A hearing on whether the court should grant final approval of the settlement is scheduled for July 16, 2014.

On May 3, 2013, another action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro for adolescent depression has been deceptive.  This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, we moved to dismiss the complaint.  The district court judge granted our motion to dismiss on March 5, 2014.  Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the First Circuit on March 17, 2014.

On November 13, 2013, another action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa and Lexapro for pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was transferred to the MDL mentioned in the preceding paragraphs, and we filed a motion to dismiss the complaint on January 15, 2014.  On February 5, 2014, the plaintiffs voluntarily dismissed the complaint and filed a First Amended Complaint, which, among other things, added claims on behalf of a Minnesota class of entities and consumers under Minnesota’s consumer protection statutes.  We filed a motion to dismiss the First Amended Complaint on April 9, 2014.

On March 13, 2014, an action was filed in the U.S. District Court for the District of Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa and Lexapro for use by pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was filed as a related action to the action described above in the preceding paragraph.  We filed a motion to dismiss the complaint on April 30, 2014.

We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa and Lexapro for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs.  The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa and/or Lexapro.   The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  We have reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations.  The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  On December 9, 2013, we filed a motion for summary judgment, which was argued on January 8, 2014.  On February 21, 2014, we filed a motion to de-certify the class.  Decisions on these motions are pending.  On March 12, 2014, we informed the judge of the MDL Missouri class settlement described above, including that the federal class encompasses the members of the certified Missouri class in Luster.  At a status conference on April 2, 2014 the parties agreed that the action is stayed in light of the injunction contained in the MDL Preliminary Approval Order, described above.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Employment Litigation

In July 2012, we were named as defendants in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.”  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they were current or former Company Sales Representatives or Specialty Sales Representatives.  In March 2013, Plaintiffs filed a Second Amended Complaint, adding one additional plaintiff: Tracy Le, a now-former Company Sales Representative.  The action is a putative class and collective action, and the Second Amended Complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act.  The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by Forest throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by Forest throughout the U.S. from 2008 to the date of judgment.  The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  We filed a motion to dismiss certain claims on April 29, 2013, which was argued on January 16, 2014.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Government Investigations

We received a subpoena dated April 20, 2011 from the Office of the U.S. Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT, and Azor, prescription medications approved for the treatment of hypertension.  We co-marketed Benicar and Benicar HCT from 2002 to 2008, and Azor from 2007 to 2008, together with the drug’s originator Sankyo under co-promotion agreements.  We are cooperating in responding to the subpoena.

We received a subpoena dated May 6, 2013 from the Office of the U.S. Attorney for the Southern District of New York.  The subpoena requests documents relating to the marketing and promotion of Tudorza Pressair, including with respect to speaker programs for this product.  We are cooperating in responding to the subpoena.

We received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General.  The subpoena requests documents relating to the marketing and promotion of Bystolic, Savella, and Namenda, including with respect to speaker programs for these products.  In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint with the caption “United States of America ex rel. Kurt Kroening et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.”  This complaint, which was filed in April 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic and Savella and “kickbacks” provided to physicians to induce prescriptions of Bystolic, Savella, and Viibryd.  In January 2014, the Eastern District of Wisconsin U.S. Attorney’s Office notified the court that it had not completed its investigation and therefore would not intervene in the action at that time (while reserving the right to intervene at a later date).  We are continuing to cooperate with this investigation and to discuss these issues with the government.  We intend to vigorously defend against the complaint.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2014, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint with the caption “United States of America ex rel. Timothy Leysock v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.”  This complaint, which was filed in July 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda.  An Amended Complaint was filed in October 2012 and a Second Amended Complaint was filed in April 2014.  On April 16, 2014, the District of Massachusetts U.S. Attorney’s Office notified the court that it was declining to intervene in the action.  We intend to vigorously defend against the complaint.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On February 20, 2014, we received a letter from the U.S. FTC indicating that the FTC is conducting a nonpublic investigation into our agreements with the ANDA filers for Bystolic.  On May 2, 2014, we received a Civil Investigative Demand from the FTC requesting documents regarding such agreements.  We are cooperating in responding to the investigation.

On February 28, 2014, May 7, 2014 and May 29, 2014, we received Investigatory Subpoenas from the New York Attorney General’s Office primarily requesting (1) information regarding plans to discontinue the sale of Namenda tablets and (2) our agreements with the ANDA filers for Bystolic.  We are cooperating in responding to the subpoenas.

Product Liability Litigation

We are defendants in approximately 200 product liability actions.  Thirteen actions involve allegations that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  The MDL that was established for the federal suicidality-related litigation in the U.S. District Court for the Eastern District of Missouri has concluded and the remaining cases have been remanded to the federal district courts in which they were filed originally.  Eight trials have been scheduled in these actions in 2014 and 2015.  In February 2014, a state court action in Montgomery, Alabama involving a young woman who allegedly attempted suicide was dismissed with prejudice.

Approximately one hundred and seventy-nine actions involve allegations that Celexa or Lexapro caused various birth defects.  The majority of these actions have been consolidated in Cole County Circuit Court in Missouri.  One action is set for trial in Cole County in September 2014.  Approximately nineteen actions are pending in the U.S. District Court for the District of New Jersey.  One action is pending in Orange County, California and is set for trial in January 2015.

Approximately six actions involve allegations that Benicar, a treatment for hypertension that we co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries.  Under our Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Each product liability action seeks compensatory and punitive damages.  We intend to continue to vigorously defend against these actions.  For claims filed before April 1, 2014, we generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).  For these claims, our self-insured retention is $10 million per claim and $50 million in the aggregate.  Claims filed after April 1, 2014 will be reported to the policy for the previous year.  However, for these claims our self-insured retention is $20 million per claim and $60 million in the aggregate.  Moreover, we are self-insuring a layer of coverage $10 million in excess of $55 million.

Patent Litigation

In September, October, and November 2013, and February 2014, we and Royalty Pharma Collection Trust (Royalty), our licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the ‘911 patent), U.S. Patent No. 7,888,342 (the ‘342 patent), and U.S. Patent No. 7,994,220 (the ‘220 patent) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, Sandoz, and related subsidiaries and affiliates thereof.  These companies have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire.  (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to us and Royalty Pharma sooner).  On March 7, 2014, we and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz.  On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016.  On May 12, 2014, we and Royalty entered into a settlement agreement with First Time US Generics.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, we will provide a license to First Time that will permit it to launch its generic version of SAVELLA as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances.

In January, February, and April 2014, we and Merz Pharma and Adamas Pharmaceuticals, our licensors for Namenda XR, brought actions for infringement of some or all of U.S. Patent No. 5,061,703 (the ‘703 patent), U.S. Patent No. 8,168,209 (the ‘209 patent), U.S. Patent No. 8,173,708 (the ‘708 patent), U.S. Patent No. 8,283,379 (the ‘379 patent), U.S. Patent No. 8,329,752 (the ‘752 patent), U.S. Patent No. 8,362,085 (the ‘085 patent), and U.S. Patent No. 8,598,233 (the ‘233 patent) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Amerigen, and related subsidiaries and affiliates thereof.  These companies have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  (The ‘703 patent expires in April 2015, the ‘009 patent expires in March 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in November 2025.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to us, Merz, and Adamas sooner).

In December 2013, we were named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware under the caption “Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. v. Forest Laboratories, Inc.”  The complaint alleges that we infringe U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR.  The relief requested includes preliminary and permanent injunctive relief, and damages.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In July 2013, our subsidiaries Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent No. 8,217,083 (the ‘083 patent) and U.S. Patent No. 8,436,051 (the ‘051 patent) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz.  These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of CANASA before these patents expire.  Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the ‘384 patent).  The ‘083, ‘051, and ‘384 patents expire in June 2028.  No trial date has been set.

Stockholder Litigation

In February and March 2014, nine putative stockholder class actions were brought against us, our directors, Actavis plc, and certain of Actavis’s affiliates.  Four actions were filed in the Delaware Court of Chancery and have been consolidated under the caption “In re Forest Laboratories, Inc. Stockholders Litigation” (the Delaware Action).  Five actions were filed in New York State Supreme Court and have been consolidated under the caption “Turberg v. Forest Laboratories, Inc. et al.” (the New York Action).  On April 4 and May 5, 2014, respectively, the Delaware and New York plaintiffs filed consolidated amended complaints in their respective jurisdictions.  The amended complaints seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes.  The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction.  The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches.  On May 28, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Action and the New York Action regarding a settlement of both Actions, and that agreement is reflected in a memorandum of understanding.  In connection with the settlement contemplated by the memorandum of understanding, Forest agreed to make certain additional disclosures related to the proposed transaction with Actavis, which are contained in a Form 8-K filed May 28, 2014.  The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.  The stipulation of settlement will be subject to customary conditions, including court approval.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed transaction, the merger agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In May 2014, three putative stockholder class actions were brought against us, Furiex Pharmaceuticals, Inc. (Furiex), and Furiex’s board of directors.  Two actions were filed in the Delaware Court of Chancery under the captions “Steven Kollman v. Furiex Pharmaceuticals, Inc. et al.” and “Donald Powell v. Furiex Pharmaceuticals, Inc. et al.”  One action was brought in North Carolina state court under the caption “Walter Nakatsukasa v. Furiex Pharmaceuticals, Inc. et al.”  These actions seek to enjoin our proposed acquisition of Furiex and allege, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process.  These actions also allege that Forest aided and abetted these alleged breaches.  We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Telephone Consumer Protection Act Litigation

In October 2012, we were named as a defendant, along with The Peer Group, Inc. (TPG), in a putative class action brought by the St. Louis Heart Center (SLHC) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.”  The action is now pending in the U.S. District Court for the Eastern District of Missouri.  On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227 (TCPA), on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the Federal Communications Commission (FCC).  The Fourth Amended Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief.  On May 21, 2013, in Nack v. Walburg, a separate case in which we are not a party, the U.S. Court of Appeals for the Eighth Circuit ruled that the district court in that case lacked jurisdiction to determine the validity of this FCC regulation and that the defendant in that case could only challenge the validity of this regulation through an administrative petition submitted directly to the FCC, a decision that would then be appealable to the appropriate court of appeals.  On June 27, 2013, we filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA.  On July 17, 2013, the district court granted our motion to stay the action pending the administrative proceeding initiated by our FCC Petition, including any appeal therefrom.  On January 31, 2014, the FCC released a Public Notice in response to several related petitions, including ours.  The comment and reply period for this Public Notice closed on February 14 and February 21, 2014, respectively.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market Prices

Our common stock is traded on the New York Stock Exchange.  A quarterly summary of high and low market prices is presented below:

Quarterly Stock Market Prices
	High	Low
April-June 2012	$35.75	$32.71
July-September 2012	$37.31	$31.28
October-December 2012	$37.70	$31.71
January-March 2013	$38.45	$35.14
April-June 2013	$43.85	$35.22
July-September 2013	$44.96	$40.98
October-December 2013	$60.29	$42.49
January-March 2014	$100.88	$58.38

As of May 29, 2014, there were 814 stockholders of record of the Company’s common stock.

Dividends

We have never paid cash dividends on our common stock.  We presently intend to retain all available funds for the development of our business, for use as working capital and for share repurchase programs.  Future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Unregistered Sales of Equity Securities and Use of Proceeds

     On December 19, 2013, the Company entered into a letter agreement with Karen Ling in connection with her appointment as Senior Vice President and Chief Human Resources Officer of the Company (the Ling Letter Agreement), which among other things provided for Ms. Ling to purchase shares of Common Stock having an aggregate purchase price of $250,000 (the Ling Shares), and for the Company to sell to Ms. Ling, at her request, some or all of the Ling Shares at the then fair market value of the Common Stock.  In accordance with the terms and conditions of the Ling Letter Agreement, Ms. Ling and the Company entered into a stock purchase agreement (the Ling SPA) on January 21, 2014, pursuant to which Ms. Ling purchased 3,595 shares of Common Stock directly from the Company at a per share price of $69.55 (which was the average of the high and low price of a share of Common Stock on NYSE on January 21, 2014) and for an aggregate purchase price of $250,032.25, subject to NYSE approval of the Company’s supplemental listing application filed with respect to the Ling Shares to be issued pursuant to the Ling SPA.  The transaction was exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act of 1933, and the Ling Shares were issued to Ms. Ling on January 29, 2014 following NYSE’s approval of the supplemental listing application.

Issuer Repurchases of Equity Securities

The following table summarizes the surrenders and repurchases of our equity securities during the twelve month period ended March 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (b),(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2013	-	-	-	$596,961,566b
May 1 to 31, 2013	42,088	$38.87	-	$596,961,566b
June 1 to 30, 2013	-	-	-	$596,961,566b
Three months ended June 30, 2013	42,088		-

July 1 to 31, 2013	-	-	-	$596,961,566 b
August 1 to 31, 2013	28,635	$42.60	-	$596,961,566 b
September 1 to 31, 2013	-	-	-	$596,961,566 b
Three months ended September 30, 2013	28,635		-

October 1 to 31, 2013	-	-	-	$596,961,566 b
November 1 to 31, 2013	701	$51.36	-	$1,000,000,000 c
December 1 to 31, 2013	213,507	$55.92	-	$1,000,000,000 c
Three months ended December 31, 2013	214,208		-

January 1 to 31, 2014	755	$67.85	-	$1,000,000,000 c
February 1 to 28, 2014	470	$64.52	-	$1,000,000,000 c
March 1 to 31, 2014	4,507	$94.21	-	$1,000,000,000 c
Three months ended March 31, 2014	5,732		-

Twelve months ended March 31, 2014	290,663		-

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced plans is different because shares of common stock may be withheld by us from employee stock awards in order to satisfy tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the 2010 Share Repurchase Program for up to 50 million shares of common stock (the 2010 Share Repurchase Program).  In November 2013, the Board of Directors terminated the 2010 Share Repurchase Program.

(c)
In November 2013, the Board of Directors authorized the 2013 Share Repurchase Program for up to $1 billion of shares of common stock (2013 Share Repurchase Program).  The authorization became effective immediately and has no set expiration date.ollars in Millions, except , 2013012at May Yet Be lly Announced Plans or Programs (b)he squarter footage was too small to break

On May 18, 2010, our Board of Directors authorized the 2010 Share Repurchase Program and we repurchased 35.6 million shares under this program.  On November 26, 2013, the Board of Directors terminated the 2010 Share Repurchase Program and authorized the 2013 Share Repurchase Program.  The authorization became effective immediately and has no set expiration date.  The Board authorized the repurchases through one or more accelerated share repurchases, open market transactions, privately negotiated transactions and otherwise.

Market Information, Holders and Performance Graph

    The following graph compares the cumulative five year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Pharmaceuticals index.  The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2009 and tracks it through March 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/09
3/10
3/11
3/12
3/13
3/14
Forest Laboratories, Inc.
S&P 500
S&P Pharmaceuticals

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
March 31, (In thousands)	2014	2013	2012	2011	2010
Financial position:
Current assets	$4,123,712	$2,947,786	$3,586,195	$5,259,673	$4,579,191
Current liabilities	1,510,669	997,691	899,786	937,858	979,646
Net current assets	2,613,043	1,950,095	2,686,409	4,321,815	3,599,545
Total assets	12,017,531	7,629,582	7,491,755	6,922,454	6,223,531
Long-term debt	3,000,000	-	-	-	-
Total stockholders' equity	6,165,564	5,745,255	5,676,817	5,498,880	4,889,907

Years Ended March 31, (In thousands, except per share data)	2014	2013	2012	2011	2010
Summary of operations:
Net sales	$3,503,346	$2,904,936	$4,392,548	$4,213,126	$3,903,524
Gross profit	2,886,257	2,444,919	3,549,675	3,414,501	3,187,652
Operating income (loss)	111,752	(76,981)	1,199,406	1,296,518	869,822
Income (loss) before income tax expense (benefit)	81,568	(44,858)	1,237,688	1,337,736	950,686
Income tax expense (benefit)	(83,742)	(12,755)	258,630	290,966	268,303
Net income (loss)	165,310	(32,103)	979,058	1,046,770	682,383
Net income (loss) per share:
Basic net income (loss) per share	$0.61	$(0.12)	$3.58	$3.60	$2.25
Diluted net income (loss) per share	$0.61	$(0.12)	$3.57	$3.59	$2.25
Weighted average number of
common and common
equivalent shares
outstanding:
Basic	269,129	266,807	273,561	291,058	303,386
Diluted	272,947	266,807	274,016	291,175	303,781

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Forest Laboratories, Inc., (herein referred to as “the Company,” “we” or “our”) is a leading, fully integrated, specialty pharmaceutical company that develops, manufactures, and sells branded forms of ethical drug products, most of which require a physician's prescription.  Our primary and most important products in the United States (U.S.) are marketed directly, or “detailed,” to physicians by our salesforces.  We emphasize detailing to physicians those branded ethical drug products which we believe have the most benefit to patients and potential for growth.  We also focus on the development and introduction of new products, including products developed in collaboration with our licensing partners.  Our products include those developed by us, those developed in conjunction with our partners and those acquired from other pharmaceutical companies and integrated into our marketing and distribution systems.

The following is a summary of transactions and key events that occurred during and following fiscal 2014:

•
On February 18, 2014, we announced that we entered into a definitive agreement with Actavis plc. (Actavis) in which Actavis will acquire the Company for a combination of cash and equity valued at approximately $25 billion or $89.48 per Company share ($26.04 in cash and 0.3306 Actavis shares for each share of Company common stock).  The transaction is expected to close during the second half of calendar 2014.

•
On January 31, 2014, we completed our acquisition of Aptalis Holdings, Inc. (Aptalis) for $2.9 billion minus Aptalis’ existing debt and related fees and costs, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options immediately prior to effective time of the Aptalis Acquisition and plus certain cash amounts.  Aptalis was a privately held leading specialty pharmaceutical company largely focused on the gastrointestinal and cystic fibrosis (CF) markets.  Aptalis has manufacturing and commercial operations in the U.S., Europe and Canada.  The products acquired will diversify and advance the Company’s strategies within the respective therapeutic classes.

•
On January 10, 2014, we consummated our Asset Purchase Agreement (APA) with Merck Sharp & Dohme B.V., a wholly owned subsidiary of Merck & Co., Inc. (Merck) to purchase exclusive rights in the U.S. for Saphris® (asenapine) sublingual tablets, a treatment for adult patients with schizophrenia and, as monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  We made a payment of $155 million and entered into a supply agreement pursuant to which we will purchase the product from Merck at an agreed purchase price.  In March 2014, we paid an additional $76 million to Merck for costs and expenses incurred in connection with post-marketing clinical trials for Saphris conducted during calendar 2013.  The agreement also includes certain sales milestone payments to Merck upon the achievement of certain net sales thresholds.

•
On April 28, 2014, we entered into a definitive agreement to acquire Furiex Pharmaceuticals, Inc. (Furiex) for $1.1 billion in cash and up to $30 per share in contingent value rights.  Through the acquisition of Furiex, a drug development collaboration company based in the U.S., we will have access to Furiex’s leading drug candidate, eluxadoline, a locally-acting mu opioid receptor agonist and a delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome.  This will compliment and build on our fast growing gastrointestinal therapeutic class.  The Company concurrently entered into an agreement with Royalty Pharma to sell Furiex’s royalties on alogliptin and Priligy® to Royalty Pharma for $415 million upon our successful completion of the acquisition of Fuirex.

•
In October 2013, Brenton L. Saunders replaced Howard Solomon as President and Chief Executive Officer of the Company pursuant to a letter agreement he signed with the Company on September 11, 2013.  Mr. Saunders has been a member of our Board since August 2011 and was formerly the Chief Executive Officer of Bausch + Lomb.

•
In December 2013, we announced Project Rejuvenate, a $500 million cost savings initiative with the goal of streamlining operations and reducing our operating cost base.  Project Rejuvenate is focused on three areas: flattening and broadening the organization to reduce layers and increase spans of control, increase our productivity and profitability by decreasing costs, and streamlining work to reduce low value activities.  We expect the total cost of Project Rejuvenate to be in the range of $150 million to $200 million.  For the year ended March 31, 2014, we recorded $154.1 million in pre-tax restructuring expenses related to post-employment benefits, the write down of certain facilities held for sale and consulting and other fees.

•
In December 2013, we issued $1.2 billion of 5.00% Senior Notes (the 5.00% Senior Notes), which mature on December 15, 2021.  In January 2014, in conjunction with the acquisition of Aptalis, we issued $1.8 billion of Senior Notes, comprised of $1.05 billion aggregate principal amount of 4.375% senior unsecured notes due 2019 and $750 million aggregate principal amount of 4.875% senior unsecured notes due 2021.

•
On April 9, 2014, we commenced our first direct-to-consumer (DTC) patient awareness campaign for Linzess®, a once-daily treatment for adults with irritable bowel syndrome with constipation or chronic idiopathic constipation.  This DTC campaign includes print advertisements, television commercials, and online advertisements to help patients describe their symptoms to their doctors and ask about Linzess.

•
During February 2014, we announced  plans to discontinue the sale of Namenda® tablets effective August 15, 2014.   Physicians can switch patients from Namenda to Namenda XR®.  Namenda’s patent expires in April 2015 and agreements with multiple parties allow generic entry in January 2015.

•
In July 2013, we and our partner Pierre Fabre Laboratories received FDA approval for FetzimaTM (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of MDD in adults.  Fetzima was launched during the third quarter of fiscal 2014 and recorded sales of $11.7 million in fiscal 2014.

•
In March 2014, we and our partner Adamas Pharmaceutical Inc. (Adamas) filed a New Drug Application (NDA) with the Food and Drug Administration (FDA) for the fixed dose combination (FDC) of memantine HCI extended release and donepezil HCI for the treatment of moderate to severe dementia.

•	In February 2014, we submitted an NDA to the FDA for the FDC of nebivolol and valsartan for the treatment of hypertension.

•
During November 2013, we and our partner Gedeon Richter Ltd. received a complete response letter from the FDA regarding our NDA for Cariprazine, an atypical antipsychotic for the treatment of schizophrenia and acute mania associated with bipolar disorder, bipolar depression and as an adjunct treatment for Major Depressive Disorder (MDD).  The FDA acknowledged that Cariprazine demonstrated effectiveness in the treatment of schizophrenia and mania associated with bipolar disorder and requested further information on the drug, including additional clinical trial data to better define the optimal dosing regimen to maintain the demonstrated efficacy, while minimizing the potential for the development of adverse events generally associated with this class of drug.  We subsequently provided additional clinical trial data to the FDA and anticipate a resubmission by the end of calendar year 2014.

Financial Highlights

The following table is a summary of our financial highlights:

(In thousands, except per share data)	Year Ended March 31,
	2014	2013	2012

Total revenue	$3,646,899	$3,094,002	$4,547,762

Selling, general and administrative	1,986,229	1,558,306	1,553,337

Research and development	788,276	963,594	796,932

Net income (loss)	$165,310	$(32,103)	$979,058

Diluted income (loss) per share:	$0.61	$(0.12)	$3.57

•
Total revenue: Total revenue increased 17.9% to $3.6 billion in fiscal 2014 from $3.1 billion in fiscal 2013.  This was driven by an increase of $512.7 million in sales of our next generation products which include Bystolic®, Viibryd®, Linzess, Namenda XR, Daliresp, Savella®, Tudorza, Teflaro®, and Fetzima.  Additionally, net sales increased $136.3 million from sales of the products acquired through the purchase of Saphris and the acquisition of Aptalis.

•
Selling, general and administrative (SG&A): SG&A expense increased 27.5% to $2.0 billion in fiscal 2014 from $1.6 billion in fiscal 2013.  The increase was driven by $127.8 million of expenses related to Project Rejuvenate primarily related to employee termination benefits and the write down of certain facilities to fair market value, $98.4 million of expenses attributable to the Aptalis acquisition which includes acquisition, operation and integration costs, $34.0 million related to the Ironwood collaboration payment and $26.2 million related to the termination of the Nabriva Therapeutics (Nabriva) development program.  Also driving the increase were higher salesforce, legal, amortization and depreciation expenses.   The prior year also included a one-time benefit for the write off of a contingent acquisition liability.  Excluding these expenses, SG&A increased 3.2%.  Project Rejuvenate is substantially complete and the Company expects to recognize savings beginning in fiscal 2015.  SG&A spending includes those resources and activities required to support our currently marketed products, particularly our newest products: Canasa, Carafate, Pylera, Zenpep, Saphris, Fetzima, Namenda XR, Linzess and Tudorza.

•
Research and development (R&D): R&D expense decreased 18.2% to $788.3 million in fiscal 2014 from $963.6 million in fiscal 2013.  R&D expense includes $26.3 million of post-employment benefit expense associated with Project Rejuvenate and $12.5 million related to the Aptalis acquisition which includes $2.3 million of employee termination benefits.  Excluding milestones and upfront payments, Project Rejuvenate, and the Aptalis acquisition, R&D expense decreased $158.0 million or 19.0%.   The decrease was due to lower third party development costs in the current year, and in particular lower clinical trial spending for nebivolol/valsartan, azimilide and aclidinium/formoterol.

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

For additional information, refer to “Item 1- Competition” and “Item 1 - Government Regulations.”

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

Revenue

Net sales increased $598.4 million or 20.6% to $3.5 billion in fiscal 2014 due to increased sales of our next generation products of $512.7 million which include Bystolic, Viibryd, Linzess, Namenda XR, Daliresp, Tudorza, Teflaro, and Fetzima.  In addition, net sales increased $136.3 million from the sales of products acquired with the purchase of Saphris and the acquisition of Aptalis during the three months ended March 31, 2014.  Excluding these acquisitions, net sales increased 15.9%.  These increases were partially offset by the decline in Lexapro sales of $102.1 million.  The decrease in Lexapro sales is a result of the further deterioration of Lexapro sales after the expiration of its market exclusivity in March 2012.  The following table and commentary presents net sales of our products compared to the prior year:

(In thousands)
	Year Ended March 31,
Key Marketed Products	2014	2013	Change	% Change
Namenda	$1,536,771	$1,520,640	$16,131	1.1%
Bystolic	529,604	455,092	74,512	16.4
Viibryd	199,038	162,511	36,527	22.5
Linzess	175,063	23,728	151,335	637.8
Namenda XR	135,770	-	135,770	-
Daliresp	104,893	77,924	26,969	34.6
Savella	98,707	104,587	(5,880)	-5.6
Tudorza	78,405	22,996	55,409	241.0
Teflaro	70,336	44,010	26,326	59.8
Saphris	27,883	-	27,883	-
Fetzima	11,700	-	11,700	-

Aptalis Products Acquired
Canasa	23,539	-	23,539	-
Carafate	21,485	-	21,485	-
Zenpep	19,911	-	19,911	-
Other Aptalis products	43,462	-	43,462	-

Lexapro	92,868	194,939	(102,071)	-52.4

Other Products	333,911	298,509	35,402	11.9

Total	$3,503,346	$2,904,936	$598,410	20.6%

Sales of Namenda (memantine HCl), our N-methyl-D-aspartate receptor antagonist for the treatment of moderate to severe dementia of the Alzheimer’s type remained relatively flat at $1.50 billion in fiscal 2014, attributable to patient conversion to Namenda XR.  In February 2014, the Company announced that it would discontinue the sale of Namenda tablets effective August 15, 2014.  Namenda’s patent is currently scheduled to expire in April 2015 and agreements with multiple parties allow generic entry as of the date that is the later of (a) three calendar months prior to the expiration of the ‘703 patent, including any extensions and/or pediatric exclusivities or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.  In January 2014, the Company submitted to the FDA data from its pediatric program to extend the Namenda patent.  If the FDA finds the submission meets the requirements of the Pediatric Written Request, the Company would be entitled to a six-month extension of marketing exclusivity for Namenda.

Namenda XR, a once-daily extended-release formulation of Namenda for the treatment of moderate to severe dementia of the Alzheimer’s type, was launched in June 2013 and recorded sales of $135.8 million for the fiscal year ended March 31, 2014.

Bystolic (nebivolol HCl), our beta-blocker indicated for the treatment of hypertension, had an increase in sales of 16.4% to $529.6 million in fiscal 2014 as compared to $455.1 million in fiscal 2013.  This increase was driven by price increases and modest volume growth.

Sales of Viibryd (vilazodone HCl), our selective serotonin reuptake inhibitor (SSRI) and a 5-HT1A receptor partial agonist for the treatment of adults with MDD totaled $199.0 million in fiscal 2014 and $162.5 million in fiscal 2013.  The increase year over year was driven primarily by increased volume.

Linzess, our guanylate cyclase agonist for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation in adults, recorded sales of $175.1 million in fiscal 2014 and $23.7 million in fiscal 2013.  The increase was due to increased volume as Linzess was launched in December 2012.

Daliresp (roflumilast), our selective phosphodiesterase 4 (PDE4) enzyme inhibitor indicated for the treatment to reduce risk of exacerbations in patients with severe COPD associated with chronic bronchitis and a history of exacerbations,  achieved sales of $104.9 million in fiscal 2014 and $77.9 million in fiscal 2013.  The increase year over year was driven by increased volume.

Tudorza (aclidinium bromide inhalation powder), a long-acting antimuscarinic agent indicated for the long-term maintenance treatment of bronchospasm associated with COPD recorded sales of $78.4 million in fiscal 2014 and $23.0 million in fiscal 2013.  The increase was due to increased volume as Tudorza was launched in December 2012.

Teflaro (ceftaroline fosamil), a broad-spectrum hospital-based injectable cephalosporin antibiotic for the treatment of adults with acute bacterial skin and skin structure infections and community-acquired bacterial pneumonia, achieved sales of $70.3 million and $44.0 million in fiscal 2014 and 2013, respectively.  The increase year over year was primarily due to increased sales volume.

In November 2013, we purchased exclusive rights in the U.S. for Saphris from Merck and the transaction closed in January 2014.  Saphris is a treatment for adult patients with schizophrenia and, as a monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  We recorded sales of $27.9 million in fiscal 2014.

In December 2013, we launched our newest product Fetzima, a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of MDD.  We recorded sales of $11.7 million in fiscal 2014.

On January 31, 2014, we completed our acquisition of Aptalis, an international, specialty pharmaceutical company that focuses on developing, manufacturing, licensing and marketing therapies for certain CF and gastrointestinal-related disorders.  Through the Aptalis acquisition, we acquired a number of products including the following:

Canasa® (meslamine USP) is a mesalamine suppository for the short-term treatment of mild to moderately active ulcerative proctitis. We recorded sales of Canasa of $23.5 million in fiscal 2014.

Carafate® (sucralfate) is a short-term treatment of active duodenal ulcers. We recorded sales of  Carafate of $21.5 million in fiscal 2014.

Zenpep® (pancrelipase) is a proprietary porcine-derived pancreatic enzyme product (PEP) for the treatment of Exocrine Pancreatic Insufficiency (EPI) due to CF and other conditions in infants, children and adults. We recorded sales of Zenpep of $19.9 million in fiscal 2014.

Sales of Lexapro (escitalopram oxalate), our SSRI for the initial and maintenance treatment of MDD in adults and adolescents and generalized anxiety disorder in adults, were $92.9 million in fiscal 2014 and $194.9 million in fiscal 2013.  The decrease in Lexapro sales was due to the continued deterioration of sales of the product after the expiration of market exclusivity in March 2012, as expected.

Contract and other revenue for fiscal 2014 decreased to $143.6 million compared to $189.1 million in fiscal 2013.  Contract and other revenue in the prior year included $51.6 million of income from a distribution agreement with Mylan pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  There was no contribution from generic Lexapro royalties this year due to the full genericization of Lexapro.  Contract and other revenue also included Benicar co-promotion income of $121.6 million and $126.1 million for fiscal years 2014 and 2013, respectively.  Our Benicar co-promotion income terminated at the end of March 2014.  Also during the current fiscal year, contract and other revenue included $10 million from the sale of product rights and $2.5 million related to the approval of linaclotide in Mexico.  The Company obtained rights to linaclotide in Mexico through its collaboration agreement with Ironwood Pharmaceuticals, Inc. and subsequently sub-licensed those rights to Almirall.  The Company will receive a royalty on sales of the product in Mexico.

Cost of Goods Sold / Gross Margin

Cost of goods sold was $760.6 million in fiscal 2014 as compared to $649.1 million in fiscal 2013.  Cost of sales as a percentage of net sales was 21.7% for fiscal 2014 as compared to 22.3% for fiscal 2013.  Cost of sales included a charge of $28.3 million related to the Aptalis acquisition. Excluding this charge, cost of sales as a percentage of net sales was 20.9% for fiscal 2014 as compared to 22.3% for fiscal 2013.  The change in the current year period was due to a change in product mix and more favorable margins for certain products.  Cost of sales includes royalties related to our products.  In the case of our principal products subject to royalties, these royalties are typically in the range of 15% to 25%.

Expenses

(In thousands)
	Year Ended March 31,
	2014	2013	Change	% Change

Selling, general and administrative	$1,986,229	$1,558,306	$427,923	27.5%
Research and development	788,276	963,594	(175,318)	-18.2
Total	$2,774,505	$2,521,900	$252,605	10.0%

SG&A expense increased 27.5% to $2.0 billion in fiscal 2014 from $1.6 billion in fiscal 2013.  During December 2013 we commenced Project Rejuvenate, a cost savings initiative with a goal of streamlining operations and reducing operating expenses.  For the year ended March 31, 2014, the Company recorded $127.8 million of expenses in SG&A related to Project Rejuvenate which was comprised of $74.9 million for the write down of certain facilities to fair market value, $32.9 million for post-employment benefits, and $20.0 million for consulting and other fees.  In addition to Project Rejuvenate, SG&A spending increased due to the Aptalis acquisition which added $98.4 million of SG&A expense for the two months ended March 31, 2014.  This included Aptalis acquisition costs of $23.0 million and $14.3 million of employee termination benefits.  Also contributing to the increase was a $34.0 million increase in the Ironwood collaboration payment, the write-off of the $26.2 million note receivable as a result of the termination of the Nabriva development program, and a one-time benefit in the prior year for the write off of a contingent acquisition liability of $25.2 million.  In addition, amortization expense increased $34.9 million as a result of the purchase of Saphris, the launch of Fetzima, and increased amortization expense for Daliresp, Viibyrd and other intangibles.  The Company also incurred higher salesforce expenses of $13.1 million due to increased sales of our next generation products, increased legal fees of $9.7 million as well as higher depreciation expense of $8.2 million due to our continued investment in our facilities.  Excluding these charges, total SG&A expense for fiscal 2014 increased 3.2%, compared to same period last year.  SG&A spending includes those resources and activities required to support our currently marketed products, particularly our newest products: Canasa, Carafate, Pylera, Zenpep, Saphris, Fetzima, Namenda XR, Linzess and Tudorza.

R&D expense decreased 18.2% to $788.3 million in fiscal 2014 from $963.6 million in fiscal 2013.  R&D expense includes $26.3 million of post-employment benefit expense associated with Project Rejuvenate and $12.5 million related to the Aptalis acquisition which includes $2.3 million of employee termination benefits.  R&D expense comprises third party development costs, internal and other development costs and milestone and upfront charges.  Excluding milestone payments, upfront licensing payments, Project Rejuvenate, and the Aptalis acquisition, R&D expense decreased $158.0 million or 19.0% for the year ended March 31, 2014, compared to the prior year.

For the years ended March 31, 2014 and 2013, R&D expense by category was as follows:

(In thousands)
Category	2014	2013
Third party development costs	$336,649	$472,383
Internal and other development costs	346,749	358,741
Milestone and upfront payments	76,310	132,470
Restructuring charges	28,568	-
Total research and development expense	$788,276	$963,594

Third party development costs are incurred for clinical trials performed by third parties on our behalf with respect to products in various stages of development.  In fiscal 2014, these costs were largely related to clinical trials for ceftazidime/avibactam, vilazodone, roflumilast, cariprazine, cebranopadol and memantine.  The primary decline in third party development costs was due to lower clinical spending on for nebibolol/valsartan, aclidinium/formoterol, and azimilide.   Internal and other development costs are primarily associated with activities performed by internal research personnel.

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  Fiscal 2014 included milestone payments of $76.3 million.  Fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  During the third quarter of fiscal 2013, we made an upfront payment of $65.0 million to Adamas for the development and commercialization of a FDC of Namenda XR and donepezil HCl which will be a daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.

R&D expense reflects the following:

•
In November 2004, we entered into an agreement with Gedeon Richter Ltd. (Richter) for the North American rights to Cariprazine, an oral D2/D3 partial agonist, and related compounds, being developed as an atypical antipsychotic for the treatment of schizophrenia and acute mania associated with bipolar disorder, bipolar depression and as an adjunct treatment for MDD.  In October 2011 and February 2012, we reported preliminary top-line results from two Phase III studies of Cariprazine in patients with acute mania associated with bipolar disorder.  The data from both studies showed that Cariprazine-treated patients with acute manic episodes experienced significant symptom improvement compared to placebo-treated patients.  Also in February, we reported the results of two Phase III studies of Cariprazine in patients with schizophrenia showing that Cariprazine-treated patients with schizophrenia experienced significant symptom improvement compared to placebo-treated patients.  In November 2012, we filed an NDA for Cariprazine for those two indications.  In November 2013, we received a Complete Response Letter in which the FDA acknowledged that Cariprazine demonstrated effectiveness in the treatment of schizophrenia and mania associated with bipolar disorder and requested further information on the drug, including additional clinical trial data to better define the optimal dosing regimen to maintain the demonstrated efficacy, while minimizing the potential for the development of adverse events generally associated with this class of drug.  We subsequently provided additional clinical trial data to the FDA and anticipate a resubmission by the end of calendar year 2014.    In March 2014, we announced positive topline results from a Phase IIb trial evaluating the efficacy and safety of the investigational antipsychotic Cariprazine as adjunctive treatment in adult patients with MDD who have demonstrated an inadequate response to antidepressant therapy.  Also in March 2014, we announced positive topline results from a Phase IIb trial evaluating the efficacy and safety of Cariprazine as an investigational antipsychotic in patients with bipolar depression.

•
We licensed the exclusive U.S. marketing rights to Tudorza from Almirall, a pharmaceutical company headquartered in Barcelona, Spain.  Pursuant to our agreement, Almirall has also granted us certain rights of first negotiation for other Almirall respiratory products involving combinations with aclidinium (aclidinium bromide).  Pursuant to such rights, we commenced the development of an FDC of aclidinium and the long acting beta-agonist, formoterol, for the treatment of COPD.  In the second quarter of calendar year 2013, we announced positive top-line Phase III clinical trial results from two studies of two dosage forms of this FDC; a 400/6mcg FDC and 400/12mcg FDC.  Both doses of the FDC were well tolerated in the studies.  Based on comments provided by the FDA at a pre-NDA meeting, we delayed our planned submission of an NDA for the FDC.  We completed our analysis and have submitted responses to the FDA’s comments and although no new issues have arisen, further discussion will take place to address questions related to the chemistry, manufacturing and control of this FDC.  Additionally, we anticipate a Type C meeting with the FDA during the third quarter of calendar 2014.

•
In June 2013, we reported positive topline results from an 8-week pivotal Phase III clinical trial evaluating the efficacy and safety of an FDC of Bystolic, our proprietary beta-blocker launched in January 2008, and the market’s leading angiotensin II receptor blocker valsartan for the treatment of patients with hypertension.  In February 2014, we submitted a NDA to the FDA for this FDC.

•
In November 2012, we entered into an agreement with Adamas for the development and commercialization of an FDC of Namenda XR (memantine HCl extended release) and donepezil HCl which will be a once a day daily therapy for the treatment of moderate to severe dementia of the Alzheimer’s type.  In March 2014, we submitted an NDA to the FDA and contingent upon FDA approval, the FDC is expected to launch in calendar year 2015.

•
In December 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire additional rights to avibactam including co-development and exclusive commercialization rights in the U.S. and Canada to products containing avibactam including the ceftazidime/avibactam combination.  Avibactam is a novel broad-spectrum beta-lactamase inhibitor designed to be co-administered intravenously with select antibiotics to enhance their spectrum of activity by overcoming beta-lactamase related antibacterial resistance.  Avibactam is currently being developed in combination with ceftazidime, a cephalosporin antibiotic.   Data from two Phase II trials for ceftazidime/avibactam in patients with complicated intra-abdominal infections (cIAI) and complicated urinary tract infections (cUTI) demonstrated that ceftazidime/avibactam achieved high clinical cure rates and was well tolerated in patients with cIAI and cUTI.  Based on the results of these studies, we and AstraZeneca initiated Phase III studies for ceftazidime/avibactam in patients with cIAI in December 2011 and in patients with cUTI in July 2012.  We expect results from the Phase III cIAI studies during the middle of calendar 2014 and cUTI studies in early calendar 2015.  In September 2013, the FDA designated ceftazidime/avibactam as a qualified infectious disease product (QIDP).  QIDP designation provides us certain incentives including priority review and eligibility with the FDA’s fast track program, as well as a five-year extension of exclusivity under the Hatch-Waxman Act.  We anticipate filing an NDA based on the phase II studies in the middle of calendar 2014.

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

In June 2012, the Company entered into an agreement with Nabriva for the development of Nabriva’s novel antibacterial agent, BC-3781.  Pursuant to this agreement, the Company conducted in collaboration with Nabriva, certain development activities related to BC-3781.   During the first quarter of fiscal 2014, after a review of this development program, the Company discontinued its collaborative development with Nabriva.

During fiscal 2013, the Company performed a review of our partnership with TransTech Pharma Inc. for the development and commercialization of TTP399.  As a result of this review, in light of development priorities, the Company made the decision to terminate the partnership with TransTech.

Interest and other income (expense), net

Interest and other income (expense), net, was an expense of $30.2 million for the year ended March 31, 2014, as compared to income of $32.1 million for the prior year.  In fiscal 2014, Interest and other income (expense), net, consisted of interest expense associated with our Senior Notes of $31.5 million and one time commitment fees of $21.4 million associated with the Aptalis acquisition partially offset by the interest income on our cash and investments of $22.4 million. In the prior year the Company had no interest expense and interest income of $29.2 million.

Income tax expense (benefit)

Our effective tax rate was a benefit of 102.7% in fiscal 2014 as compared to an expense of 28.4% in fiscal 2013.  The change was a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with U.S. and the impact of Project Rejuvenate.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

Revenue

Net sales decreased $1.5 billion or 33.9% to $2.9 billion in fiscal 2013 primarily driven by a decline in Lexapro sales, partially offset by the increases in sales of our key marketed products which include Namenda, Bystolic, Linzess, Tudorza, Viibryd, Daliresp, Savella, and Teflaro.  The decrease in Lexapro sales was due to the expiration of its market exclusivity in March 2012.  Excluding Lexapro sales, net sales increased $448.1 million or 19.8% for fiscal 2013 compared to fiscal 2012.  The following table and commentary presents net sales of our key products in fiscal 2013 compared to fiscal 2012:

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

Sales of Namenda increased $130.3 million or 9.4% to $1.5 billion in fiscal 2013 as compared to $1.4 billion in fiscal 2012.  This increase was primarily driven by price increases.  During fiscal 2013, Namenda experienced a decline in volume driven by changes in prescribing behavior in the long-term care setting.

Bystolic sales increased $107.3 million to $455.1 million in fiscal 2013 as compared to $347.8 million in fiscal 2012 due to increased sales volume and pricing.

Sales of Viibryd totaled $162.5 million in fiscal 2013 and $56.5 million in fiscal 2012.  The increase year over year was driven primarily by increased volume.

Daliresp achieved sales of $77.9 million in fiscal 2013 and $31.2 million in fiscal 2012.  The increase year over year was driven by increased volume.

Teflaro achieved sales of $44.0 million and $22.4 million in fiscal 2013 and 2012, respectively.  The increase year over year was due to increased sales volume.

In December 2012, we launched Linzess and Tudorza:

Linzess and Tudorza recorded sales of $23.7 million and $23.0 million, respectively, in fiscal 2013.

Sales of Lexapro were $194.9 million in fiscal 2013, a decrease of $1.9 billion from fiscal 2012.  Lexapro’s patent expired in March 2012 and Lexapro subsequently faced generic competition, which, as expected, resulted in a significant erosion of sales.

Contract and other revenue for fiscal 2013 increased to $189.1 million compared to $155.2 million in fiscal 2012.  The increase was driven by an increase in income of $34.6 million in fiscal 2013 from the distribution agreement with Mylan pursuant to which Mylan was authorized to sell a generic version of Lexapro and we received a portion of profits on those sales.  In mid-September 2012, the 180 day Hatch-Waxman period for Lexapro for the first filing generic manufacturer ended, opening the way for full generic competition.

Cost of Goods Sold / Gross Margin

Cost of goods sold decreased $349.0 million or 35.0% due to lower net sales.  Cost of goods sold as a percentage of net sales was 22.3% in fiscal 2013, as compared to 22.7% in fiscal 2012.  Cost of goods sold includes royalties related to our products.  In the case of our principal products subject to royalties, which includes Namenda, these royalties are typically in the range of 15% to 25%.

Expenses

(In thousands)
	Year Ended March 31,
	2013	2012	Change	% Change

Selling, general and administrative	1,558,306	1,553,337	4,969	0.3
Research and development	963,594	796,932	166,662	20.9
Total	$2,521,900	$2,350,269	$171,631	7.3%

SG&A expense increased 0.3% to $1,558 million in fiscal 2013 from $1,553 million in fiscal 2012.  Fiscal 2013 and 2012 spending reflects the resources and activities required to support our marketed products including products launched in fiscal 2012: Teflaro, Viibryd, and Daliresp.  The fiscal 2013 increase was driven by the launches of Linzess and Tudorza.

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

Milestone and upfront charges are incurred upon consummation of new licensing agreements and achievement of certain development milestones.  Fiscal 2013 included upfront licensing agreement payments of $71.0 million and milestone payments of $61.5 million.  During the third quarter of fiscal 2013, we made an upfront payment of $65.0 million to Adamas for the development and commercialization of a FDC of Namenda XR and donepezil HCl and $61.5 million in development milestone expenses.  Fiscal 2012 included $40.0 million in upfront payments and $59.6 million in development milestone expenses.

Interest and other income (expense), net

Interest and other income (expense), net, was $32.1 million for the year ended March 31, 2013, as compared to $38.3 million for the prior year.  Interest and other income (expense), net, primarily consisted of interest income on our cash and investments.

Income tax expense (benefit)

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

Non-GAAP Financial Measures

The Company provides non-GAAP financial measures as alternative views of its performance.  These measures exclude certain items (including costs, expenses, gains/ (losses) and other specified items) due to their significant and/or unusual individual nature and the impact they have on the analysis of underlying business performance and trends.  Management reviews these items individually and believes excluding these items provides information that enhances investors’ understanding of the Company’s financial performance.  Non-GAAP financial measures should be considered in addition to, but not in lieu of, net income and its components and Earnings Per Share (EPS) prepared in accordance with accounting principles general accepted in the United States (GAAP).  Non-GAAP financial measures have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of the non-standardized definitions, Non-GAAP adjusted income and its components and Non-GAAP EPS (unlike GAAP net income and its components and EPS) may not be comparable to the calculation of similar measures of other companies. Non-GAAP adjusted income and its components and Non-GAAP EPS are presented solely to permit investors to more fully understand how management assesses performance.  A reconciliation between GAAP financial measures and Non-GAAP financial measures is as follows:

FOREST LABORATORIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION

Specified Items

	For the Twelve Months Ended March 31,
(In thousands)	2014	2013	2012

Amortization arising from business combinations and acquisitions of product rights	$48,514	$37,965	$23,674
Inventory step-up charge	28,255	-	-
Impact of specified items on Cost of goods sold	76,769	37,965	23,674

Amortization arising from business combinations and acquisitions of product rights	94,214	43,900	21,104
Project Rejuvenate	127,839	-	-
Aptalis acquisition and integration costs	38,728	-	-
Write-off of Nabriva note receivable	26,182	-	-
Impact of specified items on Selling, general and administrative	286,963	43,900	21,104

Project Rejuvenate	26,308	-	-
Aptalis acquisition costs	2,255	-
Upfront payment to Adamas	-	65,000	-
Licensing payment to Blue Ash for azimilide	-	-	40,000
Other licensing agreement payments	-	6,000	-
Impact of specified items on Research and development	28,563	71,000	40,000

Commitment fees	21,375	-	-
Impact of specified items on Interest and other income (expense), net	21,375	-	-

Increase to pre-tax income	413,670	152,865	84,778

Income tax impact of specified items	(92,039)	-	-

Increase to net earnings	$321,631	$152,865	$84,778

Reconciliation of Certain GAAP Line Items to Non-GAAP Line Items

	Twelve Months Ended
	March 31, 2014
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$2,886,257	$76,769	$2,963,026
Selling, general and administrative	1,986,229	286,963	1,699,266
Research and development	788,276	28,563	759,713
Operating income	111,752	392,295	504,047
Interest and other income (expense), net	(30,184)	21,375	(8,809)
Earnings before income tax provision/(benefit)	81,568	413,670	495,238
Income tax provision/(benefit)	(83,742)	92,039	8,297
Earnings after income tax provision/(benefit)	$165,310	$321,631	$486,941
Weighted average number of shares outstanding (diluted):	272,947	-	272,947

	Twelve Months Ended
	March 31, 2013
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$2,444,919	$37,965	$2,482,884
Selling, general and administrative	1,558,306	43,900	1,514,406
Research and development	963,594	71,000	892,594
Operating income (loss)	(76,981)	152,865	75,884
Interest and other income (expense), net	32,123	-	32,123
Earnings before income tax provision/(benefit)	(44,858)	152,865	108,007
Income tax provision/(benefit)	(12,755)	-	(12,755)
Earnings after income tax provision/(benefit)	$ (32,103)	$152,865	$120,762
Weighted average number of shares outstanding (diluted):	266,807	-	266,807

	Twelve Months Ended
	March 31, 2012
(In thousands)	GAAP Reported	Specified Items	Non-GAAP Adjusted

Gross profit	$3,549,675	$23,674	$3,573,349
Selling, general and administrative	1,553,337	21,104	1,532,233
Research and development	796,932	40,000	756,932
Operating income	1,199,406	84,778	1,284,184
Interest and other income (expense), net	38,282	-	38,282
Earnings before income tax provision	1,237,688	84,778	1,322,466
Income tax provision	258,630	-	258,630
Earnings after income tax provision/(benefit)	$979,058	$84,778	$1,063,836
Weighted average number of shares outstanding (diluted):	274,016	-	274,016

Reconciliation of GAAP EPS to Non-GAAP EPS
	Twelve Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013	2012

Reported Net income (loss):	$165,310	$(32,103)	$979,058
Specified items:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	48,514	37,965	23,674
Recorded in Selling, general and administrative	94,214	43,900	21,104
Project Rejuvenate	154,147	-	-
Acquisition Inventory Step-up	28,255	-	-
Write-off of Nabriva note receivable	26,182	-	-
Aptalis Acquisition and Integration Costs	40,983	-	-
Commitment Fees	21,375	-	-
Upfront Licensing payments recorded in research and development	-	71,000	40,000
Impact of specified items on provision for income taxes	(92,039)	-	-

Adjusted Non-GAAP earnings (losses):	$486,941	$120,762	$1,063,835

Reported Diluted earnings (losses) per share:	$0.61	$(0.12)	$3.57
Specified items:
Amortization arising from business combinations and acquisitions of product rights
Recorded in Cost of sales	0.18	0.14	0.09
Recorded in Selling, general and administrative	0.35	0.16	0.08
Project Rejuvenate	0.56	-	-
Acquisition Inventory Step-up	0.10	-	-
Write-off of Nabriva note receivable	0.10	-	-
Aptalis Acquisitions and Integration Costs	0.15	-	-
Commitment Fees	0.08	-	-
Upfront Licensing payments recorded in research and development	-	0.27	0.15
Impact of specified items on provision for income taxes	(0.34)	-	-

Rounding	(0.01)	-	(0.01)
Adjusted Non-GAAP earnings per share	$1.78	$0.45	$3.88

Financial Condition and Liquidity

The following is a discussion of financial condition and liquidity with respect to working capital:

	As of March 31,
(In millions)	2014	2013

Working capital	$2,613	$1,950

Net current assets increased by $662.9 million from March 31, 2013, due to an increase in cash and cash equivalents of $844.4 million, an increase in accounts receivable of $98.8 million, an increase in inventory of $218.8 million, and an increase in prepaid and other current assets of $333.4 million which included assets held for sale of $77.0 million.  These increases were offset by an increase in net current liabilities of $513.0 million and a decrease in short-term investments of $366.2 million.  The increase in cash and cash equivalents was driven by the $3.0 billion of cash proceeds from the issuance of $1.2 billion 5.00% Senior Notes, $1.05 billion 4.375% Senior Notes, and $750 million 4.875% Senior Notes during the current fiscal year.  Also driving the increase in cash and cash equivalents was the net sales of investments of $559.7 million, cash provided by operating activities of $470.9 million, cash generated from financing activities, excluding the proceeds from the Senior Notes, of $143.0 million, and the sale of plant, property, and equipment of $13.8 million.  These increases were partially offset by the $2.9 billion of acquisition costs related to the purchase of Aptalis Holdings, Inc. (Aptalis), trademark purchases of $275.5 million which includes $231.0 million for the Saphris trademark purchased from Merck, the purchases of plant, property, and equipment of $117.8 million, the purchase of Trevena Inc. common stock of $33.0 million, and $19.2 million of funding to moksha8.  Cash, cash equivalents and investments collectively increased by $298.9 million.

Of our total cash and cash equivalents and marketable securities position at March 31, 2014 and March 31, 2013, approximately 39.2% or $1.3 billion and 4% or $134.2 million, respectively, were domiciled domestically with the remainder held by our international subsidiaries.  Approximately $2.0 billion in fiscal 2014 and $2.9 billion in fiscal 2013 were held in low tax jurisdictions and are attributable to earnings that are expected to be indefinitely reinvested offshore.  We invest funds in variable rate demand notes that have major bank liquidity agreements, municipal bonds and notes, government agency bonds, commercial paper, corporate bonds, certificates of deposit, auction rate securities and floating rate notes.  Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.  We continue to actively seek opportunities to further develop foreign operations through strategic alliances, business acquisitions, collaboration agreements, and other investing activities including working capital and capital expenditures.  We expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities, our $750 million revolving credit facility and access to capital markets to be sufficient to cover cash needs for our U.S. operations including common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures.

Accounts receivable increased $98.8 million primarily from the Aptalis acquisition.  Net inventories increased $218.8 million in order to support continued demand for our products including the launch of Fetzima and Namenda XR during fiscal 2014, as well as the purchase of Saphris, and the acquisition of Aptalis products.  We believe that current inventory levels are adequate to support continued demand for our products.  Prepaid and other current assets increased primarily due to an increase in prepaid income taxes.

Net property, plant and equipment increased as we continued to invest in our technology and facilities.  This increase was offset by specific locations held for sale of $77.0 million and the sale of one of our Long Island, New York facilities during the second quarter of fiscal year 2014.

Net current liabilities increased $513.0 million due to the Aptalis acquisition, Project Rejuvenate which was effective for fiscal 2014, and timing of higher managed care and Medicaid rebates and clinical research and development accruals.

On November 26, 2013, the Board terminated the previously outstanding 50 million share repurchase authorization (2010 Share Repurchase Program) and authorized the repurchase of up to $1 billion of shares of our common stock (2013 Share Repurchase Program) based on prevailing prices from time to time.  The new authorization became effective immediately and has no set expiration date.

Contractual Obligations

The following table shows our contractual obligations related to lease obligations and inventory purchase and other commitments as of March 31, 2014:

(In thousands)	Payments due by period
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Operating lease obligations	$45,874	$64,831	$34,673	$84,120	$229,498
Long-term debt and interest payments	172,744	285,000	1,327,574	2,181,293	3,966,611
Inventory purchase commitments and other	165,174	3,847	316	-	169,337
	$383.792	$353,678	$1,362,563	$2,265,413	$4,365,446

Potential future development milestone payments to third parties under our collaboration and license agreements of approximately $552 million were not included in the contractual obligations table as they are contingent on the achievement of certain specific research and development milestones (approximately $183 million) and regulatory approval (approximately $369 million) milestones.  The specific timing of such development milestones cannot be predicted and depend upon future clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including actions which may never occur).  Further, under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  For commercially launched products the Company may be obligated to pay commercial milestones up to $340 million in the future.

The Company's income tax liabilities are not included in this table because we cannot be certain as to when they will become due.  See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2014, the Company had no off-balance sheet arrangements.

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

Estimates and Assumptions

The financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to, accounting for business combinations, sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves and certain contingencies.  Actual results may vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Goodwill and Intangible Assets

Goodwill and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows.  When any such impairment exists, a charge is recorded in the Statement of Operations in that period, to adjust the carrying value of the related asset.  Additionally, goodwill and indefinite lived intangible assets are subject to an impairment test at least annually.

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

Provisions for Medicaid and contract rebates during a period are recorded based upon the actual historical experience ratio of rebates paid and actual prescriptions written.  The experience ratio is applied to the period's sales to determine the rebate accrual and related expense.  This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable.  As appropriate, we will adjust the ratio to more closely match the current experience or expected future experience.  In assessing this ratio, we consider current contract terms, such as the effect of changes in formulary status, discount rate and utilization trends.  Periodically, the accrual is adjusted based upon actual payments made for rebates.  If the ratio is not indicative of future experience, results could be affected.  Rebate accruals for Medicaid were $81.8 million at March 31, 2014 and $38.4 million at March 31, 2013.  Commercial discounts and other rebate accruals were $231.9 million at March 31, 2014 and $191.8 million at March 31, 2013.  Accruals for chargebacks, discounts and returns were $108.5 million at March 31, 2014 and $63.2 million at March 31, 2013.

The following table summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

(In thousands)	March 31, 2014	March 31, 2013
Beginning balance	$293,411	$270,505

Aptalis beginning balance on February 1, 2014	76,165	-

Provision for rebates	765,771	628,455
Settlements	(736,568)	(618,103)
	29,203	10,352

Provision for returns	41,196	19,275
Settlements	(29,294)	(16,134)
	11,902	3,141

Provision for chargebacks and discounts	387,982	335,795
Settlements	(376,504)	(326,382)
	11,478	9,413

Ending balance	$422,159	$293,411

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

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this update will change the requirements for reporting discontinued operations.  A discontinued operation may include a component of an entity, a group of components of an entity, or a business or nonprofit activity.  A disposal of a component or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  This standard will be effective for the Company on January 1, 2015 and the adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

Special Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the Management Discussion and other portions of this Annual Report contain forward-looking statements that involve a number of risks and uncertainties, including the difficulty of predicting FDA approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the timely development and launch of new products, changes in laws and regulations affecting the healthcare industry, and the risk factors listed from time to time in our filings with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss which may impact the Company’s financial position, results of operations or cash flows due to changes in the financial market prices, including interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks.  Because we have senior notes with fixed coupon rates and only minimal foreign currency transactions, there was no material impact on earnings due to fluctuations in interest and currency exchange rates.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

The audits referred to in our report dated May 30, 2014 relating to the consolidated financial statements of Forest Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 033-54965) and Form S-8 (No. 333-118969, No. 333-48656, No. 333-65715, No. 033-56221, No. 333-145415, No. 333-170625 and No. 333-191267) of Forest Laboratories, Inc. and Subsidiaries of our reports dated May 30, 2014 relating to the consolidated financial statements and the effectiveness of Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting, which appear in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 30, 2014 relating to the financial statement schedule, which appears in this Form 10-K.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 30, 2014

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment and those criteria, Management believes that we maintained effective internal control over financial reporting as of March 31, 2014.

Our independent registered public accounting firm has issued an attestation report on Management's assessment of our internal control over financial reporting which is included herein.

/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer
and President

/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Executive Vice President,
Chief Financial Officer

May 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forest Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forest Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014, and our report dated May 30, 2014 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forest Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Forest Laboratories, Inc. and Subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Laboratories, Inc. and Subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2014 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
BDO USA, LLP

New York, New York
May 30, 2014

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2014	2013
Assets (In thousands)

Current assets:
Cash (including cash equivalent investments of $1,198,750 at March 31, 2014 and $867,112 at March 31, 2013)	$1,780,036	$935,675
Marketable securities	373,014	739,198
Accounts receivable, less allowance for doubtful accounts of $2,031 at March 31, 2014 and $2,003 at March 31, 2013	576,854	478,032
Inventories, net	612,664	393,901
Deferred income taxes	313,237	266,455
Prepaid and other current assets	467,907	134,525
Total current assets	4,123,712	2,947,786

Non-current assets:
Marketable securities and investments	1,170,141	1,349,424
Property, plant and equipment, net	371,815	376,960
Goodwill	1,048,508	713,091
License agreements, product rights and other intangibles, net	5,160,939	2,127,639
Other assets	142,416	114,682
Total assets	$12,017,531	$7,629,582

	MARCH 31,
	2014	2013
Liabilities and stockholders’ equity (In thousands, except for par values)

Current liabilities:
Accounts payable	$221,025	$157,349
Accrued expenses and other liabilities	1,289,644	840,342
Total current liabilities	1,510,669	997,691

Long-term liabilities:
Long-term debt	3,000,000	-
Income tax liabilities	531,128	567,311
Deferred tax liabilities	739,869	283,245
Other long-term liabilities	70,301	36,080
Total liabilities	5,851,967	1,884,327

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $1.00 par; shares authorized 1,000; no shares issued or outstanding
Common stock $.10 par; shares authorized 1,000,000; issued 436,368 shares in 2014 and 430,385 shares in 2013	43,637	43,039
Additional paid-in capital	2,061,070	1,799,071
Retained earnings	9,220,654	9,055,344
Accumulated other comprehensive income	12,109	10,116
Treasury stock, at cost (164,037 shares in 2014 and 163,886 shares in 2013)	(5,171,906)	(5,162,315)
Total stockholders’ equity	6,165,564	5,745,255
Total liabilities and stockholders’ equity	$12,017,531	$7,629,582

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	YEARS ENDED MARCH 31,
	2014	2013	2012

Net revenue
Net sales	$3,503,346	$2,904,936	$4,392,548
Contract and other revenue	143,553	189,066	155,214
Total revenue	3,646,899	3,094,002	4,547,762

Cost of goods sold	760,642	649,083	998,087

Gross profit	2,886,257	2,444,919	3,549,675

Operating expenses
Selling, general and administrative	1,986,229	1,558,306	1,553,337
Research and development	788,276	963,594	796,932
Total operating expenses	2,774,505	2,521,900	2,350,269

Operating income (loss)	111,752	(76,981)	1,199,406
Interest and other income (expense), net	(30,184)	32,123	38,282
Income (loss) before income taxes	81,568	(44,858)	1,237,688
Income tax expense (benefit)	(83,742)	(12,755)	258,630
Net income (loss)	$165,310	$(32,103)	$979,058

Net income (loss) per common share:

Basic	$0.61	$(0.12)	$3.58

Diluted	$0.61	$(0.12)	$3.57

Weighted average number of common shares outstanding:

Basic	269,129	266,807	273,561
Diluted	272,947	266,807	274,016

                                              See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	YEARS ENDED MARCH 31,
	2014	2013	2012

Net income (loss)	$165,310	$(32,103)	$979,058

Other comprehensive income (loss):
Foreign currency translation gain (loss)	11,055	(7,720)	(14,747)
Pension liability adjustment, net of tax	6,601	2,582	1,556
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	(15,663)	18,188	2,261
Other comprehensive income (loss)	1,993	13,050	(10,930)

Comprehensive income (loss)	$167,303	$(19,053)	$968,128

See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

(In thousands)	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount

Balance, March 31, 2011	424,982	$42,498	$1,631,887	$8,108,389	$7,996	138,863	$4,291,890
Shares issued upon exercise of stock options and vesting of restricted stock	3,764	377	9,512
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						305	9,415
Purchase of treasury stock						21,472	850,000
Tax benefit related to stock options exercised by employees			18
Stock-based compensation			59,317
Other comprehensive income (loss)					(10,930)
Net income (loss)				979,058
Balance, March 31, 2012	428,746	42,875	1,700,734	9,087,447	(2,934)	160,640	5,151,305
Shares issued upon exercise of stock options and vesting of restricted stock	1,639	164	31,805
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						308	11,010
Purchase of treasury stock						2,938
Tax benefit related to stock options exercised by employees			1,807
Stock-based compensation			64,725
Other comprehensive income (loss)					13,050
Net income (loss)				(32,103)
Balance, March 31, 2013	430,385	43,039	1,799,071	9,055,344	10,116	163,886	5,162,315
Shares issued upon exercise of stock options and vesting of restricted stock	5,983	598	172,536
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock						151	9,591
Tax benefit related to stock options exercised by employees			20,412
Stock-based compensation			69,051
Other comprehensive income (loss)					1,993
Net income (loss)				165,310
Balance, March 31, 2014	436,368	$43,637	$2,061,070	$9,220,654	$12,109	164,037	$5,171,906

                                    See accompanying notes to consolidated financial statements.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	YEARS ENDED MARCH 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$165,310	$(32,103)	$979,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, impairments and write-offs	136,423	47,270	40,952
Amortization	174,229	99,999	80,905
Stock-based compensation expense	69,051	64,725	59,317
Deferred income tax benefit and other non-cash tax items	(95,015)	(26,752)	(39,450)
Net change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	23,256	(6,248)	63,702
Inventories, net	(77,012)	(95,783)	162,166
Prepaid and other current assets	(231,440)	8,247	62,685
Increase (decrease) in:
Accounts payable	30,775	3,074	(39,584)
Accrued expenses	285,391	94,831	(6,140)
Income tax liabilities	(38,864)	(3,106)	84,701
Other liabilities	9,262	(18,662)	(11,000)
Other assets	(6,372)	(378)	4,915
Other	25,909	-	-
Net cash provided by operating activities	470,903	135,114	1,442,227

Cash flows from investing activities:
Purchase of property, plant and equipment	(117,847)	(64,384)	(80,545)
Sale of property, plant and equipment	13,750	-	-
Purchase of marketable securities	(1,295,198)	(3,476,059)	(2,026,247)
Redemption of marketable securities	1,854,900	2,968,734	2,697,149
Acquisitions	(2,900,000)	-	(1,262,651)
Purchase of trademarks	(275,471)	(125,000)	(469,364)
Other investing activities	(52,232)	(108,077)	-

Net cash used in investing activities	(2,772,098)	(804,786)	(1,141,658)

Cash flows from financing activities:
Proceeds from long-term debt	3,000,000	-	-
Net proceeds from common stock options exercised by employees under stock option plans	173,135	31,969	9,889
Tax benefit related to stock-based compensation	20,412	1,807	18
Treasury stock transactions	(9,591)	(11,010)	(859,415)
Other financing activities	(40,976)	-	-

Net cash provided by (used in) financing activities	3,142,980	22,766	(849,508)

Effect of exchange rate changes on cash	2,576	3,066	(9,384)

Increase (decrease) in cash and cash equivalents	844,361	(643,840)	(558,323)
Cash and cash equivalents, beginning of year	935,675	1,579,515	2,137,838
Cash and cash equivalents, end of year	$1,780,036	$935,675	$1,579,515

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$205,936	$64,267	$190,984

See accompanying notes to consolidated financial statements.

.

FOREST LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

Basis of presentation: The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) and include the accounts of Forest Laboratories, Inc. and its subsidiaries (“Forest,” “we,” “us,” or “the Company”) all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated.

Estimates and assumptions: GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the end of each period and of revenues and expenses during the reporting periods.  Situations where estimates are required to be made include, but are not limited to, accounting for business combinations, sales allowances, returns, rebates and other pricing adjustments, depreciation, amortization, tax assets and liabilities, restructuring reserves, and certain contingencies.  Actual results may vary from estimates.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to current year classifications.

In the third quarter of fiscal 2014, the Company modified the presentation of its Consolidated Statements of Operations effective for all periods presented, whereby Interest income, interest expense and other miscellaneous income/expense is presented in the ‘Interest and other income (expense)’ caption below Operating income (loss).  The modified presentation is consistent with industry practice and conforms with the requirements of Regulation S-X 5.03.  There were no changes in the Company’s accounting policies, methodology for estimates or the activity included in the respective captions in the Consolidated Statements of Operations.

Foreign currency translation: The statements of operations of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates for the applicable period.  Gains and losses arising from foreign currency transactions are included in the statements of operations.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of the applicable period.  The resulting translation adjustments arising from changes in the exchange rates are recorded in Accumulated other comprehensive income (loss) (AOCI).

Cash equivalents: Cash equivalents consist of highly liquid investments purchased with maturities within three months of the purchase date which are readily convertible into cash.

Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Pre-launch inventories: The Company may accumulate commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final U.S. Food and Drug Administration (FDA) approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, the Company may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with Company policy, this pre-launch inventory is expensed.  At March 31, 2014 and 2013, the Company had no pre-launch inventories.

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

Long-term receivables:  Long-term receivables consist of balances that are due to the Company in a period greater than one year from the balance sheet date.  As of March 31, 2014, Long-term receivables include note receivables of $101.9 million associated with the moksha8 agreement.  Refer to Note 16 License and collaboration agreements for additional information.

Property, plant and equipment and depreciation (estimated useful lives are stated in years): Property, plant and equipment (PP&E) are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful life for each asset.  As of March 31, 2014 and 2013, the Company’s PP&E balance and useful lives by category was as follows:

(In thousands)
Years ended March 31,	2014	2013	Depreciation period in years
Land	$26,827	$32,740
Buildings and improvements	183,427	294,370	10-50
Machinery, equipment and other	427,584	373,385	3-10
Construction in progress	62,412	39,207
Property, plant and equipment	700,250	739,702
Less: accumulated depreciation	328,435	362,742
Property, plant and equipment, net	$371,815	$376,960

Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term. Included in property, plant and equipment at March 31, 2014 and 2013 is construction in progress of $62.4 million and $39.2 million, respectively, for facility expansion at one specific location necessary to support the Company’s current and future operations as well as upgrades to our data processing equipment.  Projects currently in-process or under evaluation are estimated to cost approximately $67.7 million to complete.  For construction in progress, depreciation commences once the asset is placed into service.

Goodwill: Goodwill represents the excess of the fair value of the consideration transferred for an acquired business over the fair value of the identifiable net assets.  The Company operates in only one segment.  The Company completed its annual impairment assessments for the years ended March 31, 2014 and 2013 and concluded that goodwill was not impaired.

Revenue recognition: Revenues are recorded in the period the merchandise is shipped.  As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations.  These deductions represent estimates of the related liabilities as judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period.  Historically, our adjustments for actual settlements have not been material.  If estimates are not representative of actual future settlement, results could be materially affected.

Provisions for estimated sales allowances, returns, rebates and other pricing adjustments are accrued at the time revenues are recognized as a direct reduction of such revenue.  The accruals are estimated based on available information, including third party data regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events and the prevailing contractual discount rate.  Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses.  Adjustments to estimates are recorded when Management becomes aware of a change of circumstances or when customer credits are issued or payments are made to third parties.  There were no material adjustments to these estimates in the periods presented.

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

Savings and profit sharing plans: Substantially all non-bargaining unit employees of the Company's domestic subsidiaries may participate in the savings and profit sharing plans after becoming eligible for the respective plan (as defined in each of the plans).  In the Savings Plan, participants contribute a portion of their qualifying compensation each pay period, up to the allowable limit, and the Company provides a matching contribution as defined by the plan.  For the Profit Sharing Plan, the Company makes contributions on an annual basis, which are allocated to participants as defined by the plan.  All contributions made to the Profit Sharing Plan are at the discretion of the Company.  Savings and profit sharing contributions amounted to approximately $43.5 million, $45.9 million and $43.4 million for fiscal years 2014, 2013 and 2012, respectively.

Earnings (loss) per share: Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of outstanding stock options and vesting of restricted stock.  The weighted average number of diluted common shares outstanding is reduced by the treasury stock method which, in accordance with ASC 718 “Compensation – Stock Compensation”, takes into consideration the compensation cost attributable to future services not yet recognized.

Accumulated other comprehensive income (loss): Other comprehensive income (loss) refers to revenues, expenses, gains and losses which are excluded from net income under GAAP.  These amounts are recorded as an adjustment to AOCI, which is reflected as a separate component of equity.  AOCI comprises the cumulative effects, net of taxes, of foreign currency translation, pension liability adjustments and unrealized gains (losses) on securities, and amounted to approximately $12.4 million, $(2.1) million and $1.8 million, respectively, at March 31, 2014 and $1.4 million, $(8.8) million and $17.5 million, respectively, at March 31, 2013.

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

Long-lived assets, other than goodwill: Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, a charge is recorded in the Statement of Operations in that period, to adjust the carrying value of the related asset.  For the fiscal years ended March 31, 2014, 2013 and 2012, there were no such impairment charges recorded.

Stock-based compensation: The Company’s Compensation Committee and the Board of Directors awards stock options, restricted stock, and performance-based restricted stock units (PSUs) to employees and non-employee directors.  The fair value of stock options is calculated using the Black-Scholes valuation model, restricted stock is accounted for at fair value based upon the stock price on the date of grant and PSUs, which contain market conditions, are valued using a Monte Carlo simulation model.  These compensation costs are amortized on a straight-line basis (net of forfeitures) over the requisite service period.

Compensation expense of $69.1 million ($46.1 million net of tax), $64.7 million ($45.7 million net of tax), and $59.3 million ($44.3 million net of tax) was recorded for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.  This expense was charged to cost of sales, SG&A expense and R&D expense, as appropriate.  Total compensation cost related to non-vested stock based awards not yet recognized as of March 31, 2014 was $125.0 million pre-tax and the weighted average period over which the cost is expected to be recognized is approximately 2.3 years.

The following weighted average assumptions were used in determining the fair values of stock options using the Black-Scholes model:

Year ended March 31,	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected stock price volatility	23.26%	25.10%	27.49%
Risk-free interest rate	1.5%	1.2%	1.4%
Expected life of options (years)	7	7	7

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

Debt: The Company’s carrying value of debt is principal, net of unamortized discount.  Any costs associated with the issuance of debt is capitalized and amortized over the term of the debt.

Recent accounting standards: In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this update will change the requirements for reporting discontinued operations.  A discontinued operation may include a component of an entity, a group of components of an entity, or a business or nonprofit activity.  A disposal of a component or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  This standard would become effective for the Company on April 1, 2015 and the adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

2.  Net income (loss) per share:

A reconciliation of shares used in calculating basic and diluted net income per share follows:

(In thousands)
Years ended March 31,	2014	2013	2012
Basic	269,129	266,807	273,561
Incremental shares attributable to share based compensation plans	3,818	-	455
Diluted	272,947	266,807	274,016

Options to purchase approximately 1.3 million shares of common stock at exercise prices ranging from $42.61 to $96.42 per share were not included in the computation of diluted shares for the year ended March 31, 2014 because their effect would be anti-dilutive.  These options expire through 2024.  Options to purchase approximately 15.6 million shares of common stock at exercise prices ranging from $20.55 to $59.05 per share were not included in the computation of diluted shares for the year ended March 31, 2013 because their effect would be anti-dilutive.  Options to purchase approximately 14.4 million shares of common stock at exercise prices ranging from $26.18 to $59.05 per share were not included in the computation of diluted shares for the year ended 2012 because their effect would be anti-dilutive.

On November 26, 2013, the Board terminated the previously outstanding 50 million share repurchase authorization and authorized the repurchase of up to $1 billion of shares of common stock based on prevailing prices from time to time. The new authorization became effective immediately and has no set expiration date.

3.  Business operations:

The Company and its principal operating subsidiaries, which are located primarily in the U.S. and Europe, manufacture and market ethical pharmaceutical products and other healthcare products.  The Company operates in only one segment.  Sales are primarily in the U.S. and European markets.  The net sales and long-lived assets for the years ended March 31, 2014, 2013 and 2012, are from the Company’s or one of its subsidiaries’ country of origin, as follows:

(In thousands)	2014		2013		2012
	Net sales	Long-lived assets	Net sales	Long-lived assets	Net sales	Long-lived assets
U.S.	$3,329,367	$707,784	$2,769,541	$432,085	$4,261,976	$386,427
Ireland	74,360	3,949,311	60,014	2,759,428	61,747	2,759,069
United Kingdom	76,043	23,608	75,381	26,177	68,825	31,663
Canada	5,725	1,792,332	-	-	-	-
Italy	8,166	78,356	-	-	-	-
Other	9,685	29,871	-	-	-	-
	$3,503,346	$6,581,262	$2,904,936	$3,217,690	$4,392,548	$3,177,159

Net sales exclude sales between the Company and its subsidiaries.

Net sales by therapeutic class are as follows:

(In thousands)
Years ended March 31,	2014	2013	2012
Central nervous system (CNS)	$2,124,573	$2,017,199	$3,715,112
Cardiovascular	553,092	483,733	381,621
Gastrointestinal	265,127	23,728	-
Respiratory	207,536	100,920	31,203
Other	353,018	279,356	264,612
	$3,503,346	$2,904,936	$4,392,548

The Company’s CNS franchise consisting of Campral®, Celexa®, Fetzima®, Lexapro®, Namenda®, Namenda XR®, Savella®, Saphris® and Viibryd® accounted for 61%, 69% and 85% of the Company’s net sales for the years ended March 31, 2014, 2013 and 2012, respectively.

The following illustrates net sales to the Company’s principal customers:

	2014	2013	2012
McKesson Drug Company	37%	38%	36%
AmerisourceBergen Corporation	26%	20%	20%
Cardinal Heath, Inc.	22%	29%	30%

4.  Accounts receivable:

Accounts receivable, net, consists of the following:

(In thousands)
As of March 31,	2014	2013
Trade	$514,836	$403,331
Other	62,018	74,701
	$576,854	$478,032

5.  Inventories:

Inventories, net of reserves for obsolescence, consist of the following:

(In thousands)
As of March 31,	2014	2013
Raw materials	$181,168	$127,508
Work in process	23,451	1,333
Finished goods	408,045	265,060
	$612,664	$393,901

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are carried at fair value and measured on a recurring basis:

(In thousands) Description	Fair value at March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$1,030,599	$1,030,599	-	-
Municipal bonds and notes	12,357	-	$12,357	-
Commercial paper	242,805	2,850	239,955	-
Variable rate demand notes	30,770	-	30,770	-
Auction rate securities	3,123	-	-	$3,123
Certificates of deposit	32,988	-	32,988	-
Corporate bonds	1,225,619	-	1,225,619	-
Government agency bonds	111,304	-	111,304	-

(In thousands) Description	Fair value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable market inputs (Level 2)	Unobservable market inputs (Level 3)
Money market accounts	$818,474	$818,474	-	-
Municipal bonds and notes	46,877	-	$46,877	-
Commercial paper	168,639	31,815	136,824	-
Variable rate demand notes	1,500	-	1,500	-
Auction rate securities	3,198	-	-	$3,198
Certificates of deposit	90,268	5,981	84,287	-
Corporate bonds	1,509,870	-	1,509,870	-
Government agency bonds	278,804	-	278,804	-

The Company determines fair value based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.

The following table presents a reconciliation of the Level 3 investments measured at fair value on a recurring basis using unobservable inputs:

(In thousands)	Year ended March 31, 2014
Balance at beginning of period	$3,198
Sales	(75)
Unrealized gain/(loss)	-
Balance at end of period	$3,123

There were no purchases or realized gains or losses within the Level 3 ARS during the years ended March 31, 2014 and 2013.  The Company recorded sales of $0.1 million of its Level 3 ARS for the period ended March 31, 2014.

At March 31, 2014, the Company held investments in ARS amounting to $3.1 million (with underlying maturities of 20 years) of which the entire balance is collateralized by student loans.  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.

All money market accounts are classified as Level 1 assets.  Certain commercial paper investments and certificates of deposit are also classified as Level 1 assets because they consist of publicly traded securities which are priced and actively traded on a daily basis.

Certain of the Company’s commercial paper and certificates of deposit and all of the Company’s variable rate demand notes, municipal bonds and notes, corporate bonds and government agency bonds are based on Level 2 inputs in the ASC 820 fair value hierarchy.

In addition to the above, the Company also has Level 3 fair value measurements related to the Aptalis and Clinical Data, Inc. (Clinical Data) acquisitions; see Note 17 for further information.

The Company issued long-term debt with a carrying value of $3.0 billion during fiscal 2014; see Note 10 for further information.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill, license agreements, product rights, IPR&D, and other intangible assets and long-lived assets.  The carrying amount of cash, accounts receivable, loans receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

7.  Marketable securities:

Available-for-sale debt securities consist of the following:

	March 31, 2014
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Municipal bonds and notes	$7,066	$6	$ -
Government agency bonds	24,802	24	(6)
Commercial paper	82,950	-	-
Certificates of deposit	25,989	-	-
Corporate bonds	232,207	488	(38)
Total current securities	373,014	518	(44)

Non-current:
Municipal bonds and notes	5,291	22	-
Government agency bonds	86,502	127	(146)
Commercial paper	2,850	-	-
Certificates of deposit	3,000	-	-
Corporate bonds	986,265	3,297	(2,126)
Auction rate notes	3,123	-	(752)
Variable rate notes	30,770	-	-
Total non-current securities	1,117,801	3,446	(3,024)

Total available-for-sale debt securities	$1,490,815	$3,964	$ (3,068)

	March 31, 2013
(In thousands)	Estimated fair value	Gains in accumulated other comprehensive income	Losses in accumulated other comprehensive income

Current:
Municipal bonds and notes	$34,025	$34	$ -
Government agency bonds	87,227	125	(10)
Commercial paper	144,293	-
Certificates of deposit	47,977	-	(2)
Corporate bonds	425,676	1,286	(33)
Total current securities	739,198	1,445	(45)

Non-current:
Municipal bonds and notes	12,852	37
Government agency bonds	186,577	434	(19)
Certificates of deposit	22,999	-
Corporate bonds	1,084,194	5,290	(2,150)
Auction rate notes	3,198	-	(752)
Variable rate notes	1,500	-	-
Total non-current securities	1,311,320	5,761	(2,921)

Total available-for-sale debt securities	$2,050,518	$7,206	$ (2,966)

Proceeds from the sales of available-for-sale debt securities were $1.9 billion and $3.0 billion during fiscal years 2014 and 2013, respectively.  Gross realized gains on those sales during fiscal years 2014 and 2013 were $1.7 million and $1.3 million, respectively.  In order to determine gross realized gains and losses, the Company uses average cost.  The Company records holding gains and losses on available for sale securities in the ‘Accumulated other comprehensive income’ caption in the consolidated Balance Sheet.  The Company had a net unrealized gain of $0.9 million and $4.2 million at March 31, 2014 and 2013, respectively.  The preceding does not include the Company’s equity securities for Ironwood Pharmaceuticals, Inc. (Ironwood) and Trevena, Inc. (Trevena).  The carrying value of the Company’s equity securities in Ironwood, which were measured at fair market value based on quoted market prices for the related security, was $25.7 million and $38.1 million at March 31, 2014 and 2013, respectively.  The Company purchased $30 million of Trevena preferred stock in a round of private placement financing during the first quarter of fiscal 2014.  This investment was accounted for using the cost method.  During the fourth quarter of fiscal 2014, Trevena filed an Initial Public Offering (IPO), and as a result, the Company’s preferred stock converted to common shares.  In conjunction with the IPO, the Company purchased an additional $3.0 million of common stock.  The fair value of Trevena common stock held at March 31, 2014 was $26.7 million.

Contractual maturities of available-for-sale debt securities at March 31, 2014 are as follows:

(In thousands)
Estimated fair value
Within one year	$373,014
1-5 years	1,078,986
5-10 years	2,300
After 10 years	36,515
$1,490,815

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

8.  Goodwill and intangible assets:

The changes in the carrying amount of goodwill for the years ended March 31, 2014 and 2013 are as follows:

(In thousands)	Gross carrying amount
Balance at March 31, 2012	$713,091
Acquisitions/Dispositions	-
Balance at March 31, 2013	713,091
Acquisition of Aptalis	335,417
Balance at March 31, 2014	$1,048,508

License agreements, product rights and other intangibles consist of the following:

(In thousands)	March 31, 2014		March 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
License agreements	$1,803,425	$249,088	$1,528,114	$160,805
Product rights	3,005,025	98,903	89,407	61,472
Buy-out of royalty agreements	798,617	114,737	798,617	66,222
In process research and development	16,600	-	-	-
Trade names	34,190	34,190	34,190	34,190
Total	$5,657,857	$496,918	$2,450,328	$322,689

During the year ended March 31, 2014, intangible additions included $2.9 billion of Product rights and $16.6 million of IPR&D related to the acquisition of Aptalis (refer to Note 17 Business combinations for additional information) and $231 million of License agreements related to the purchase of exclusive rights in the U.S. for Saphris® (asenapine) from Merck & Co., Inc. (Merck) (refer to Note 16 License and collaboration agreements for additional information).

Amortization of license agreements, product rights and other intangibles charged to SG&A expense and cost of goods sold for the fiscal years ended March 31, 2014, 2013 and 2012 amounted to approximately $174.2 million, $99.9 million and $80.9 million, respectively.  Future annual amortization expense expected is as follows:

(In thousands)
Years ended March 31,
2015	$369,673
2016	419,438
2017	432,454
2018	483,149
2019	526,084
$2,230,798

9.  Accrued expenses:

Accrued expenses consist of the following:

(In thousands)
As of March 31,	2014	2013
Managed care and Medicaid rebates	$302,389	$230,173
Employee compensation and other benefits	211,753	181,995
Clinical research and development costs	172,122	129,663
Restructuring	74,104	-
Other	529,276	298,511
	$1,289,644	$840,342

10.  Debt and debt facility:

On January 31, 2014 the Company issued $1.8 billion aggregate senior unsecured notes (the $1.8 billion Senior Notes), comprised of $1.05 billion aggregate principal amount of 4.375% senior unsecured notes due 2019 and $750 million aggregate principal amount of 4.875% senior unsecured notes due 2021.  The Company will pay interest on the $1.05 billion of senior unsecured notes at 4.375% per annum, semi-annually in arrears on February 1 and August 1, commencing on August 1, 2014.  The Company will pay interest on the $750 million of senior unsecured notes at 4.875% per annum, semi-annually in arrears on February 15 and August 15, commencing on August 15, 2014.  The Company incurred $22.5 million in deferred financing costs associated with the $1.8 Senior Notes which will be amortized over the term of the notes.   For the fiscal year ended March 31, 2014, the Company recorded $11.8 million of interest expense and $0.6 million of amortization of deferred financing fees related to the $1.8 Senior Notes.  At March 31, 2014, the fair value of the $1.8 Senior Notes was $1.9 billion which was determined using Level 2 inputs based on a market approach.

On December 10, 2013 the Company issued $1.2 billion of 5.00% Senior Notes (the 5.00% Senior Notes), which mature on December 15, 2021.  The 5.00% Senior Notes accrue interest per annum, payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2014.  The Company incurred $18.5 million in deferred financing costs associated with the 5.00% Senior Notes which will be amortized over the term of the notes.   For the fiscal year ended March 31, 2014, the Company recorded $18.4 million of interest expense and $0.7 million of amortization of deferred financing fees related to the 5.00% Senior Notes.  At March 31, 2014, the fair value of the 5.00% Senior Notes was $1.3 billion which was determined using Level 2 inputs based on a market approach.

On December 4, 2012, the Company established a $750 million revolving credit facility for the purpose of providing financial liquidity for financing strategic business development and general corporate purposes.  This revolving credit facility expires on December 4, 2017.  The facility can be increased to $1.0 billion based upon agreement with the participating lenders.  As of May 29, 2014, the total availability under our Credit Agreement was $750 million, excluding $8.5 million of issued letters of credit.  The utilization of the revolving credit facility is subject to the adherence to certain financial covenants such as leverage and interest coverage ratios.  As of March 31, 2014, the Company is in compliance with all covenants.

11.  Commitments:

Leases:  The Company leases manufacturing, laboratory, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2027.  Rent expense was approximately $51.1 million, $45.3 million and $39.5 million for fiscal years ended March 31, 2014, 2013 and 2012, respectively.  Future minimum rental payments under non-cancellable leases are as follows:

                                                                                                                                                                   (In thousands)
Years ended March 31,
2015	$45,874
2016	36,074
2017	28,757
2018	20,084
2019	14,589
Thereafter	84,120
$229,498

License agreements:  The Company has entered into several license and collaboration agreements for products currently under development.  Pursuant to these agreements, the Company may be obligated in future periods to make additional development milestone payments.  These milestone payments may never occur as they are contingent on the achievement of future clinical developments which may never be attained.  As of March 31, 2014, the total of all potential future development milestone payments was approximately $552 million.  This consisted of milestones payable upon the achievement of certain specific research and development milestones of approximately $183 million and milestones payable upon the achievement of regulatory approval of approximately $369 million.

In addition, the Company may also be obligated to pay commercial milestones contingent upon the achievement of specific sales levels.  Similarly, these milestone payments may never occur as they are contingent on the achievement of future commercial success which may never be attained.  For commercially launched products, the total of all potential future commercial milestones as of March 31, 2014 was approximately $340 million.

Inventory purchase commitments and other: The Company has inventory purchase and other commitments of $169.3 million as of March 31, 2014.

12.  Stockholders' equity:

In August 2013, the Company’s stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the 2007 Plan) whereby an additional 28 million shares were authorized to be issued to employees of the Company.  Under the 2007 Plan as amended in August 2013, 57 million shares have been authorized to be issued to employees of the Company and its subsidiaries at prices not less than the fair market value of the common stock at the date of grant.  The 2007 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, stock appreciation rights and stock equivalent units.  These awards generally vest in three to five years.  Stock option grants may be exercisable for up to ten years from the date of issuance.  At March 31, 2014, 31.6 million shares were available for grant under the 2007 Plan.

The following table summarizes information about stock options outstanding at March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$20.55 to $30.00	2,364	6.8	$28.24	1,218	$26.90
30.01 to 50.00	9,504	7.2	36.49	3,169	36.04
50.01 to 96.42	582	4.3	54.55	448	51.54
	12,450	7.0	35.77	4,835	35.17

Transactions under the stock option plan are summarized as follows:

(In thousands)	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Stock options:
Outstanding at March 31, 2011 (at $20.55 to $63.44 per share)	17,085	$36.90
Granted (at $30.00 to $34.49 per share)	3,758	31.04
Exercised (at $20.55 to $39.88 per share)	(351)	28.19
Forfeited and Expired	(3,249)	39.89

Outstanding at March 31, 2012 (at $20.55 to $59.05 per share)	17,243	$35.24
Granted (at $34.04 to $38.10 per share)	2,368	34.26
Exercised (at $31.28 to $38.45 per share)	(1,137)	28.52
Forfeited and Expired	(2,923)	43.70

Outstanding at March 31, 2013 (at $20.55 to $59.05 per share)	15,551	$34.03
Granted (at $37.88 to $96.42 per share)	4,155	40.31
Exercised (at $35.34 to $100.66 per share)	(5,261)	32.91
Forfeited and Expired	(1,995)	39.27

Outstanding at March 31, 2014 (at $20.55 to $96.42 per share)	12,450	$35.77	7.0	$703,525

Exercisable at March 31, 2014	4,835	$35.17	4.9	$276,098

	Restricted Stock		Performance Stock Units
	Shares/ Units	Weighted average grant date fair value	Units	Weighted average grant date fair value
Restricted stock:
Outstanding at March 31, 2011	2,275	$30.72
Granted	1,239	30.43
Vested	(928)	30.66
Forfeited	(101)	30.62

Outstanding at March 31, 2012	2,485	$30.60	-	-
Granted	613	34.27	410	$36.12
Vested	(1,047)	30.13	-	-
Forfeited	(88)	31.86	-	-

Outstanding at March 31, 2013	1,963	$31.96	410	$36.12
Granted	1,133	40.68	217	45.35
Vested	(973)	31.77	-	-
Forfeited	(395)	34.79	(49)	39.96

Outstanding at March 31, 2014	1,728	$37.14	578	$36.04

The total intrinsic value of stock options exercised during the years ended March 31, 2014, 2013 and 2012 was $166.2 million, $8.7 million and $2.5 million, respectively, and the total intrinsic value of restricted stock vested during the years ended March 31, 2014, 2013 and 2012 was $51.8 million, $37.5 million and $28.6 million, respectively.  The weighted average grant date fair value per stock option granted during the years ended March 31, 2014, 2013 and 2012 were $11.42, $10.04 and $9.68, respectively.  The total cash received as a result of stock option exercises for the years ended March 31, 2014, 2013 and 2012 was approximately $173.1 million, $32.0 million and $9.9 million, respectively.  In connection with these exercises, the Company recorded a net tax benefit of $20.4 million for the year ended March 31, 2014, a net tax benefit of $1.8 million for the year ended March 31, 2013 and a net tax benefit of $0.02 million, for the year ended March 31, 2012.  The Company settles employee stock option exercises and restricted stock releases with newly issued common shares.

13.  Contingencies:

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.  Although we believe that the proceedings brought against us are without merit and in certain instances we have insurance, litigation is subject to significant uncertainty and there can be no assurance that we will not incur material costs in the resolution of these matters.

Average Wholesale Price Litigation

We are defendants in four state court actions that allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (AWP) that did not correspond to actual provider costs of prescription drugs.  These actions are pending in Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), and Wisconsin (a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin on February 20, 2012 that the State declined to join).  Discovery is ongoing in these actions.  On November 15, 2013, the plaintiff in the Mississippi action moved for leave to file a Second Amended Complaint.  On March 26, 2014, the Mississippi state court granted plaintiff’s motion in part, but denied plaintiff’s request to add generic drug products to its claims.  Forest has filed a motion to dismiss certain of the claims asserted in the Second Amended Complaint.  A trial in the Mississippi action is scheduled in October 2014.  A motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead.  The plaintiff filed another Amended Complaint, and the defendants filed a motion to dismiss.  This motion to dismiss was denied in part.  On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint.  On April 14, 2014, plaintiff filed a motion for leave to file a Third Amended Complaint, and on May 16, 2014, plaintiff filed an appeal of the court’s February 17, 2014 ruling.  We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Celexa/Lexapro Class Actions

We are defendants in three federal court actions filed on behalf of individuals who purchased Celexa and/or Lexapro for pediatric use, all of which have been consolidated for pretrial purposes in a Multi-District Litigation (MDL) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.”  These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa and/or Lexapro for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws.  On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification.  On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit.  On April 16, 2013, the First Circuit denied the petition.  On April 30, 2013, plaintiffs in the other two actions filed an Amended Complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes.  On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class.  We filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014.  On March 12, 2014, we reached agreement with the MDL plaintiffs to settle the Missouri class claims, including claim by both individuals and third party payors that purchased Celexa or Lexapro for use by a minor from 1998 to December 31, 2013.  In exchange for a release from class members, we will pay $7.65 million into a fund that will cover (1) the settlement benefits paid to class members, (2) administration costs, (3) incentive awards to be paid to the representative plaintiffs, and (4) attorneys’ fees and costs.  If valid claims are greater than $4.215 million, we will pay up to $2.7 million more to pay for the additional valid claims (our total settlement payment shall not exceed $10.35 million).  The district court judge preliminarily approved the settlement on March 14, 2014 and issued an order enjoining all class members and other persons from litigating claims relating to those covered by the settlement.  A hearing on whether the court should grant final approval of the settlement is scheduled for July 16, 2014.

On May 3, 2013, another action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro for adolescent depression has been deceptive.  This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, we moved to dismiss the complaint.  The district court judge granted our motion to dismiss on March 5, 2014.  Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the First Circuit on March 17, 2014.

On November 13, 2013, another action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa and Lexapro for pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was transferred to the MDL mentioned in the preceding paragraphs, and we filed a motion to dismiss the complaint on January 15, 2014.  On February 5, 2014, the plaintiffs voluntarily dismissed the complaint and filed a First Amended Complaint, which, among other things, added claims on behalf of a Minnesota class of entities and consumers under Minnesota’s consumer protection statutes.  We filed a motion to dismiss the First Amended Complaint on April 9, 2014.

On March 13, 2014, an action was filed in the U.S. District Court for the District of Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa and Lexapro for use by pediatric use.  The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa and Lexapro.  This action was filed as a related action to the action described above in the preceding paragraph.  We filed a motion to dismiss the complaint on April 30, 2014.

We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

We are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa and Lexapro for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs.  The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa and/or Lexapro.   The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  We have reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations.  The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa for pediatric use.  The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees.  In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury.  On December 9, 2013, we filed a motion for summary judgment, which was argued on January 8, 2014.  On February 21, 2014, we filed a motion to de-certify the class.  Decisions on these motions are pending.  On March 12, 2014, we informed the judge of the MDL Missouri class settlement described above, including that the federal class encompasses the members of the certified Missouri class in Luster.  At a status conference on April 2, 2014 the parties agreed that the action is stayed in light of the injunction contained in the MDL Preliminary Approval Order, described above.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Employment Litigation

In July 2012, we were named as defendants in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.”  In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they were current or former Company Sales Representatives or Specialty Sales Representatives.  In March 2013, Plaintiffs filed a Second Amended Complaint, adding one additional plaintiff: Tracy Le, a now-former Company Sales Representative.  The action is a putative class and collective action, and the Second Amended Complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act.  The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment.  The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period.  The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.  We filed a motion to dismiss certain claims on April 29, 2013, which was argued on January 16, 2014.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Government Investigations

We received a subpoena dated April 20, 2011 from the Office of the U.S. Attorney for the District of Massachusetts.  The subpoena requests documents relating to Benicar, Benicar HCT, and Azor, prescription medications approved for the treatment of hypertension.  We co-marketed Benicar and Benicar HCT from 2002 to 2008, and Azor from 2007 to 2008, together with the drug’s originator Sankyo under co-promotion agreements.  We are cooperating in responding to the subpoena.

We received a subpoena dated May 6, 2013 from the Office of the U.S. Attorney for the Southern District of New York.  The subpoena requests documents relating to the marketing and promotion of Tudorza Pressair, including with respect to speaker programs for this product.  We are cooperating in responding to the subpoena.

We received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General.  The subpoena requests documents relating to the marketing and promotion of Bystolic, Savella, and Namenda, including with respect to speaker programs for these products.  In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint with the caption “United States of America ex rel. Kurt Kroening et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.”  This complaint, which was filed in April 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic and Savella and “kickbacks” provided to physicians to induce prescriptions of Bystolic, Savella, and Viibryd.  In January 2014, the Eastern District of Wisconsin U.S. Attorney’s Office notified the court that it had not completed its investigation and therefore would not intervene in the action at that time (while reserving the right to intervene at a later date).  We are continuing to cooperate with this investigation and to discuss these issues with the government.  We intend to vigorously defend against the complaint.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2014, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint with the caption “United States of America ex rel. Timothy Leysock v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.”  This complaint, which was filed in July 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda.  An Amended Complaint was filed in October 2012 and a Second Amended Complaint was filed in April 2014.  On April 16, 2014, the District of Massachusetts U.S. Attorney’s Office notified the court that it was declining to intervene in the action.  We intend to vigorously defend against the complaint.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On February 20, 2014, we received a letter from the U.S. Federal Trade Commission (FTC) indicating that the FTC is conducting a nonpublic investigation into our agreements with the ANDA filers for Bystolic.  On May 2, 2014, we received a Civil Investigative Demand from the FTC requesting documents regarding such agreements.  We are cooperating in responding to the investigation.

On February 28, 2014, May 7, 2014, and May 29, 2014, we received Investigatory Subpoenas from the New York Attorney General’s Office primarily requesting (1) information regarding plans to discontinue the sale of Namenda tablets and (2) the Company’s agreements with ANDA filers for Bystolic.  We are cooperating in responding to the subpoena.

Product Liability Litigation

We are defendants in approximately 200 product liability actions.  Thirteen actions involve allegations that Celexa or Lexapro caused or contributed to individuals committing or attempting suicide, or caused a violent event.  The MDL that was established for the federal suicidality-related litigation in the U.S. District Court for the Eastern District of Missouri has concluded and the remaining cases have been remanded to the federal district courts in which they were filed originally.  Eight trials have been scheduled in these actions in 2014 and 2015.  In February 2014, a state court action in Montgomery, Alabama involving a young woman who allegedly attempted suicide was dismissed with prejudice.

Approximately one hundred and seventy-nine actions involve allegations that Celexa or Lexapro caused various birth defects.  The majority of these actions have been consolidated in Cole County Circuit Court in Missouri.  One action is set for trial in Cole County in September 2014.  Approximately nineteen actions are pending in the U.S. District Court for the District of New Jersey.  One action is pending in Orange County, California and is set for trial in January 2015.

Approximately six actions involve allegations that Benicar, a treatment for hypertension that the Company co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries.  Under our Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Each product liability action seeks compensatory and punitive damages.  We intend to continue to vigorously defend against these actions.  For claims filed before April 1, 2014, we generally maintain $140 million of product liability coverage (annually, per “occurrence” on a claims-made basis, and in the aggregate).  For these claims, the Company’s self-insured retention is $10 million per claim and $50 million in the aggregate.  Claims filed after April 1, 2014 will be reported to the policy for the previous year.  However, for these claims our self-insured retention is $20 million per claim and $60 million in the aggregate.  Moreover, the Company is self-insuring a layer of coverage $10 million in excess of $55 million.

Patent Litigation

In September, October, and November 2013, and February 2014, we and Royalty Pharma Collection Trust (Royalty), our licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the ‘911 patent), U.S. Patent No. 7,888,342 (the ‘342 patent), and U.S. Patent No. 7,994,220 (the ‘220 patent) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, Sandoz, and related subsidiaries and affiliates thereof.  These companies have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire.  (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to us and Royalty Pharma sooner).  On March 7, 2014, we and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz.  On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016.  On May 12, 2014, the Company and Royalty entered into a settlement agreement with First Time US Generics.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of SAVELLA as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances.

In January, February, and April 2014, we and Merz Pharma and Adamas Pharmaceuticals, our licensors for Namenda XR, brought actions for infringement of some or all of U.S. Patent No. 5,061,703 (the ‘703 patent), U.S. Patent No. 8,168,209 (the ‘209 patent), U.S. Patent No. 8,173,708 (the ‘708 patent), U.S. Patent No. 8,283,379 (the ‘379 patent), U.S. Patent No. 8,329,752 (the ‘752 patent), U.S. Patent No. 8,362,085 (the ‘085 patent), and U.S. Patent No. 8,598,233 (the ‘233 patent) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Amerigen, and related subsidiaries and affiliates thereof.  These companies have notified us that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  (The ‘703 patent expires in April 2015, the ‘009 patent expires in March 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in November 2025.)  These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to us, Merz, and Adamas sooner).

In December 2013, we were named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware under the caption “Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. v. Forest Laboratories, Inc.”  The complaint alleges that we infringe U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR.  The relief requested includes preliminary and permanent injunctive relief, and damages.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In July 2013, our subsidiaries Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent No. 8,217,083 (the ‘083 patent) and U.S. Patent No. 8,436,051 (the ‘051 patent) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz.  These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of CANASA before these patents expire.  Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the ‘384 patent).  The ‘083, ‘051, and ‘384 patents expire in June 2028.  No trial date has been set.

Stockholder Litigation

In February and March 2014, nine putative stockholder class actions were brought against us, our directors, Actavis plc, and certain of Actavis’s affiliates.  Four actions were filed in the Delaware Court of Chancery and have been consolidated under the caption “In re Forest Laboratories, Inc. Stockholders Litigation” (the Delaware Action).  Five actions were filed in New York State Supreme Court and have been consolidated under the caption “Turberg v. Forest Laboratories, Inc. et al.” (the New York Action).  On April 4 and May 5, 2014, respectively, the Delaware and New York plaintiffs filed consolidated amended complaints in their respective jurisdictions.  The amended complaints seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes.  The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction.  The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches.  On May 28, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Action and the New York Action regarding a settlement of both Actions, and that agreement is reflected in a memorandum of understanding.  In connection with the settlement contemplated by the memorandum of understanding, Forest agreed to make certain additional disclosures related to the proposed transaction with Actavis, which are contained in a Form 8-K filed May 28, 2014.  The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.  The stipulation of settlement will be subject to customary conditions, including court approval.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed transaction, the merger agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In May 2014, three putative stockholder class actions were brought against us, Furiex Pharmaceuticals, Inc. (Furiex), and Furiex’s board of directors.  Two actions were brought in the Delaware Court of Chancery under the captions “Steven Kollman v. Furiex Pharmaceuticals, Inc. et al.” and “Donald Powell v. Furiex Pharmaceuticals, Inc. et al.”  One action was brought in North Carolina state court under the caption “Walter Nakatsukasa v. Furiex Pharmaceuticals, Inc. et al.”  These actions seek to enjoin our proposed acquisition of Furiex and allege, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process.  These actions also allege that Forest aided and abetted these alleged breaches.  We intend to continue to vigorously defend against these actions.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Telephone Consumer Protection Act Litigation

In October 2012, we were named as a defendant, along with The Peer Group, Inc. (TPG), in a putative class action brought by the St. Louis Heart Center (SLHC) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.”  The action is now pending in the U.S. District Court for the Eastern District of Missouri.  On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227 (TCPA), on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the Federal Communications Commission (FCC).  The Fourth Amended Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief.  On May 21, 2013, in Nack v. Walburg, a separate case in which we are not a party, the U.S. Court of Appeals for the Eighth Circuit ruled that the district court in that case lacked jurisdiction to determine the validity of this FCC regulation and that the defendant in that case could only challenge the validity of this regulation through an administrative petition submitted directly to the FCC, a decision that would then be appealable to the appropriate court of appeals.  On June 27, 2013, we filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA.  On July 17, 2013, the district court granted our motion to stay the action pending the administrative proceeding initiated by our FCC Petition, including any appeal therefrom.  On January 31, 2014, the FCC released a Public Notice in response to several related petitions, including ours.  The comment and reply period for this Public Notice closed on February 14 and February 21, 2014, respectively.  We intend to continue to vigorously defend against this action.  At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

14.  Income taxes:

The components of income (loss) before income tax expense were:

(In thousands)
Years ended March 31,	2014	2013	2012
U.S.	$(242,233)	$(21,334)	$325,882
Foreign	323,801	(23,524)	911,806
Income (loss) before income tax expense (benefit)	$81,568	$(44,858)	$1,237,688

The provision for income taxes consists of the following:

(In thousands)
Years ended March 31,	2014	2013	2012
Current:
U.S. federal	$9,616	$20,134	$222,012
State and local	(5,087)	(8,258)	26,984
Foreign	17,583	10,176	52,452
	22,112	22,052	301,448
Deferred:
U.S.	(96,236)	(33,959)	(41,970)
Foreign	(9,618)	(848)	(848)
	(105,854)	(34,807)	(42,818)
	$(83,742)	$(12,755)	$258,630

The reasons for the difference between the provision for income taxes and expected federal income taxes at statutory rates are as follows:

Years ended March 31, (percentage of income before income tax expense)	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(79.1)	(88.8)	(16.1)
Research credit	(16.0)	46.0	(1.0)
State and local taxes, less federal tax benefit	7.7	(16.9)	1.4
Unrecognized tax benefit – audit settlement and statute expiration	(47.9)	54.7	0.0
Permanent differences and other items	(2.4)	(1.6)	1.6
	(102.7)%	28.4%	20.9%

The Company’s effective tax rate for fiscal years 2014, 2013 and 2012 is lower than the federal statutory rate principally as a result of the proportion of earnings generated in lower-taxed foreign jurisdictions as compared with the U.S. and the impact of Project Rejuvenate in the U.S. in 2014.

Net deferred income taxes relate to the following timing differences:

(In thousands)
Years ended March 31,	2014	2013
Inventory reserves	$38,905	$42,924
Receivable allowances and other reserves	60,795	37,169
Property, plant and equipment	(37,201)	(24,302)
Intangible assets	(818,867)	(255,260)
Carryforwards and credits	245,454	64,378
Accrued liabilities	102,263	65,193
Employee stock option tax benefits	36,436	41,726
Other (includes reserve for legal contingencies)	24,226	21,169
	(347,989)	(7,003)
Valuation allowance	(118,488)	(9,787)
Deferred taxes, net	$(466,477)	$(16,790)

The Company has federal, state and local, and foreign net operating loss carryforwards as well as excess charitable contribution carryovers, foreign tax credit carryovers and orphan drug credit carryovers which are available to reduce future U.S. federal and state taxable income, expiring at various times between 2014 and 2034.  Valuation allowances have been established for a portion of deferred tax assets acquired as part of the Cerexa purchase and the Aptalis purchase as the Company determined that it was more likely than not that these benefits will not be realized.

At March 31, 2014, U.S. taxes and foreign withholding have not been provided on approximately $7.8 billion of temporary differences primarily attributable to undistributed earnings of foreign subsidiaries as these undistributed earnings are indefinitely reinvested offshore.  If, in the future, these earnings are repatriated to the U.S., or if such earnings are expected to be remitted in the foreseeable future, additional tax provisions would be required.  Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

The Company’s income tax returns for fiscal years prior to 2007 in most jurisdictions and prior to 2008 in Ireland are no longer subject to review as such fiscal years are generally closed.  Tax authorities in various jurisdictions are in the process of reviewing the Company’s income tax returns for various post-2006 fiscal years, including the Internal Revenue Service, which is currently reviewing fiscal years 2007, 2008 and 2009.  It is unlikely that the outcome will be determined within the next twelve months.

The Company has agreed with assessments from the New York State Department of Taxation for fiscal years 2003-2007 related to issues surrounding how the Company accounted for New York State corporation taxes on a consolidated basis.  Such assessment resulted in additional New York State corporation tax within previously established tax reserves and did not have a material impact on the Company’s results of operations.

As of March 31, 2014 the Company’s consolidated Balance Sheet reflects unrecognized tax benefits (UTBs) of $437.0 million of which $406.4 million would impact the effective tax rate if recognized.  A reconciliation of the beginning and ending amount of UTBs is as follows:

(In thousands)	2014	2013
Balance at beginning of period	$492,088	$498,292
Additions related to prior year positions	18,000	2,011
Reductions related to prior year positions	-	(1,630)
Reduction related to audit settlement	(73,048)	(7,806)
Reduction related to statute expiration	(14,264)	(11,500)
Additions related to current year positions	9,694	12,721
Other	4,572	-
Balance as of March 31	$437,042	$492,088

The Company recorded interest related to UTBs in income tax expense and related liability accounts on the balance sheet.  During the fiscal years ended March 31, 2014 and 2013, the Company recognized $16.5 million and $14.8 million of interest and penalties, respectively.  Accrued interest related to UTBs totaled $51.7 million and $75.2 million as of March 31, 2014 and 2013, respectively.

It is anticipated that the amount of UTBs will not change significantly within the next 12 months.

15.  Quarterly financial data (unaudited):

(In thousands)	Net sales	Gross profit	Net income (loss)	Diluted earnings (loss) per share
2014
First quarter	$796,853	$663,404	$23,278	$0.09
Second quarter	811,429	683,736	69,987	0.26
Third quarter	846,784	696,126	17,961	0.07
Fourth quarter	1,048,280	842,991	54,084	0.20

2013
First quarter	$751,766	$649,378	$55,285	$0.21
Second quarter	692,017	596,571	20,777	0.08
Third quarter	677,967	562,970	(153,608)	(0.58)
Fourth quarter	783,186	636,000	45,443	0.17

16.  License and collaboration agreements:

Saphris license

On November 29, 2013, the Company entered into an Asset Purchase Agreement (APA) with Merck to purchase exclusive rights in the U.S. for Saphris sublingual tablets, a treatment for adult patients with schizophrenia and, as monotherapy or adjunctive therapy, of manic or mixed episodes associated with bipolar I disorder.  Pursuant to the APA, the Company paid Merck $155 million on January 10, 2014 upon close of the transaction and an additional $76 million in March 2014 for costs and expenses incurred in connection with post-marketing clinical trials conducted for Saphris during calendar 2013.  The Company recorded an intangible asset of $231 million which will be amortized over the useful life of the product.  The agreement also includes certain sales milestone payments to Merck upon the achievement of certain net sales thresholds.

In addition, the Company entered into a supply agreement pursuant to which Forest will purchase its commercial supply of the product from Merck at an agreed purchase price.

Fetzima approval

In July 2013, the Company received FDA approval for FetzimaTM (levomilnacipran extended-release capsules), a once-daily serotonin and norepinephrine reuptake inhibitor for the treatment of Major Depressive Disorder in adults.  The product was launched in December 2013 and recorded sales of $11.7 million in fiscal 2014.  The Company licensed the rights to levomilnacipran in the U.S. and Canada from Pierre Fabre Laboratories, and was obligated to pay a milestone payment of $30 million upon FDA approval.  Such milestone payment was capitalized as an intangible asset and is currently being amortized over the life of the patent for Fetzima.

Trevena

On May 9, 2013, the Company entered into a collaborative licensing option agreement with Trevena for the development of TRV027, a novel beta-arrestin biased ligand of the angiotensin II type 1 receptor for the treatment of acute decompensated heart failure.  Pursuant to the agreement, the Company purchased $30 million of Trevena preferred stock in a round of private placement financing which is recorded in the non-current ‘Marketable securities and investments’ caption in the consolidated Balance Sheet.  This investment was initially accounted for using the cost method.  During the fourth quarter of fiscal 2014, Trevena filed an IPO, at which time the Company’s preferred stock was converted to common stock traded on the NASDAQ stock market.  In conjunction with the IPO, the Company purchased an additional $3.0 million of common stock of Trevena.  The investment was subsequently accounted for using the fair value method of accounting.  At March 31, 2014, the fair value of the Trevena common stock held by the Company was $26.7 million.

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

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones.  As of March 31, 2014, payments totaling $230 million, relating to development and approval milestones, have been made.  The Company may be obligated to pay up to an additional $100 million if certain sales milestones are achieved.

Linzess received FDA approval as a once-daily treatment for adult men and women suffering from IBS-C and CIC in August 2012.  For the year ended March 31, 2014, Linzess sales in the U.S. totaled $175.1 million.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the Development pool which consists of R&D expenses, and the Commercialization pool, which consists of revenue, cost of sales and SG&A expenses. The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in SG&A expense.

The following illustrates activity related to the Ironwood collaboration agreement for the periods presented:

(In thousands)	Year ended March 31,
	2014	2013	2012
Revenue
Net Sales of Linzess	$175,063	$23,728	$--
Cost of sales
Cost of sales of Linzess	7,448	1,010	--
SG&A
Payment to/ (receipt from) Ironwood for the Commercialization pool	(5,371)	(39,244)	(2,425)
R&D
Payment to/ (receipt from) Ironwood for the Development pool	1,510	(4,368)	2,884

In September 2012, the Company entered into an agreement with Almirall, S.A. whereby we sublicensed the rights to commercialize linaclotide in Mexico to Almirall.  Almirall obtained regulatory approval for linaclotide in Mexico in February 2014 and we recorded income of $2.5 million for a milestone payment from Almirall due upon approval.  Almirall is expected to launch the product in Mexico in mid-2014.  We will receive royalties based on sales of the product in Mexico, a portion of which will be due to Ironwood.

moksha8

On October 22, 2012, the Company announced an agreement with moksha8, a privately-held pharmaceutical company which markets products in Latin America.  The agreement includes an exclusive license from Forest to moksha8 to commercialize Viibryd, and potentially other Forest products, in Latin America.

Under the arrangement, the Company has provided $101.9 million of debt financing to moksha8, of which $19.2 million was funded during the fiscal 2014.  Such debt financing has a term of seven years from the date of initial funding and is collateralized by the assets of moksha8.  The Company has recorded a loan receivable as a long term asset in the Company’s consolidated Balance Sheet which is included in the ‘Other assets’ caption.

In January 2014, the Company and moksha8 agreed to amend the terms of the agreement, including to terminate (i) the agreements containing Forest’s obligations to provide additional funding to moksha8 and (ii) Forest’s option to acquire moksha8, as well as the shareholders of moksha8’s option to put to Forest all interests of moksha8.  moksha8 will, subject to certain conditions, retain the exclusive license to commercialize Viibryd.

17.  Business combinations:

Aptalis

On January 31, 2014, the Company acquired Aptalis Holdings, Inc. (Aptalis); a privately held U.S. based pharmaceutical company, for an aggregate purchase price equal to $2.9 billion minus Aptalis’ existing indebtedness and related fees and costs, minus certain of Aptalis’ expenses, plus the aggregate exercise price applicable to Aptalis’ outstanding options.  The Company funded the acquisition through $1.2 billion of cash on hand, including $650.0 of cash from a foreign subsidiary, and the proceeds from the issuance of aggregate principal of $1.8 billion of Senior Notes issued on January 31, 2014.

Aptalis is an international, specialty pharmaceutical company that focuses on developing, manufacturing, licensing and marketing therapies for certain cystic fibrosis (CF) and gastrointestinal-related disorders.  Aptalis’ business focuses on therapeutic areas that are currently underserved by large pharmaceutical companies and are characterized by products used for chronic conditions.   Aptalis has manufacturing and commercial operations in the U.S., the European Union and Canada, and its principal products include Zenpep® (pancrelipase), Canasa® (mesalamine, USP), Carafate® (sucralfate tablets and suspensions), Pylera®(bismuth subcitrate potassium; metronidazole; tetracycline HCl) and Salofalk® (mesalamine).

As part of the acquisition, the Company acquired Aptalis’ Pharmaceutical Technologies (PT) business.  The PT business consists of a portfolio of proprietary technology platforms that have produced over 35 approved products in over 35 countries, supported the Aptalis specialty pharmaceutical business and provided an opportunity to develop innovative internal products and the flexibility to offer third-parties co-development programs, product out-licensing and manufacturing programs.

With this acquisition, the Company gained numerous strategic benefits, including an increased presence both domestically and internationally, expansion of its key therapeutic areas and customer base, and an opportunity to realize operating efficiencies.

The following table summarizes the fair values of the assets acquired, including goodwill and intangible assets, and liabilities assumed as of the acquisition date. These amounts are provisional and subject to change:

(In thousands)
Assets acquired/liabilities assumed	Fair value at acquisition date
Accounts receivable, net	$122,077
Inventories, net	141,750
Other current assets	27,971
Property, plant and equipment, net	103,762
Intangible assets, net	2,928,800
Other assets	2,236
Accounts payable and accrued liabilities	(153,575)
Other current liabilities	(17,936)
Long term deferred tax liabilities	(548,768)
Other long term liabilities	(41,734)
Total identifiable net assets acquired	2,564,583
Goodwill	335,417
Total	$2,900,000

Cash on hand at acquisition	112,286
Total cash transferred at acquisition	$3,012,26

Goodwill is calculated as the excess of the consideration transferred over the total identifiable net assets recognized and represents the expected synergies of the purchased business, the assembled workforce, the broadening of the Company’s gastrointestinal therapeutic area and expansion into the CF market.

 Included in the assets acquired were definite lived intangible assets of $2.9 billion and indefinite lived intangible assets of $16.6 million which consisted of In Process Research & Development (IPR&D) assets.

Upon consummation of the Aptalis acquisition, Forest performed a detailed fair value analysis of each of the definite lived and indefinite lived intangibles to determine fair value using the income approach.  Significant assumptions inherent in the development of those asset valuations include, but are not limited to the estimated net cash flows, the appropriate discount rate, the assessment of each asset’s life cycle and competitive trends impacting the asset and each cash flow stream.

A key variable in determining the fair value of IPR&D includes the application of probability factors related to the likelihood of success of the respective products reaching each remaining stage of clinical and regulatory development, including market commercialization. Acquired IPR&D assets are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  These assets will not be amortized into earnings and, instead, these assets will be subject to periodic impairment analysis until the completion of the development process and the determination of the useful life of the asset is made.  At such time, the asset would then be considered a definite lived intangible asset and amortized accordingly. If an IPR&D project were not successfully developed, an impairment charge may result.

Actual and Pro Forma Impact

The Company’s consolidated Financial Statements include Aptalis’ results of operations from the date of acquisition on January 31, 2014 through the fiscal year ended March 31, 2014.  Net sales, net loss and net loss per share attributable to Aptalis during this period and included in the Company’s consolidated Financial Statements for the period ended March 31, 2014 totaled $108.4 million, ($24.0) million and ($0.09) respectively.

 The following unaudited pro forma information gives effect to the Company’s acquisition of Aptalis as if the acquisition had occurred on April 1, 2012 and had been included in the Company’s consolidated results of operations for the years ended March 31, 2014 and March 31, 2013:

(In thousands, except per share data)
Years ended March 31,	2014	2013
Net sales	$ 4,079,156	$ 3,551,193
Net loss	(69,023)	(148,355)
Basic loss per share	(0.26)	(0.56)
Diluted net loss per share	(0.26)	(0.56)

The historical consolidated financial information of Forest has been adjusted to give effect to events that are (1) directly attributable to the transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the combined results, including the issuance of $1.2 billion of Senior Notes in December 2013 and the issuance of $1.8 billion of senior unsecured notes in January 2014.  The unaudited pro forma information does not and is not intended to project the future financial position or operating results of the combined company and do not reflect any acquisition-related restructuring charges and integration charges expected to be incurred by Forest in connection with the acquisition.

Clinical Data

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

The approximate range of undiscounted amounts the Company may be required to pay under the CVR is between zero and $275 million.  The fair value of the contingent consideration recognized at the acquisition date was approximately $25 million which the Company determined based on a probability-weighted discounted cash flow analysis.  During the fourth quarter of fiscal 2013, the Company determined the fair value of the contingent consideration to be zero, which resulted in an adjustment of $25.2 million which is included in SG&A expense.

18.  Restructuring initiative:

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

The Company expects the total cost to implement Project Rejuvenate to be in the range of $150 million to $200 million.  For the year ended March 31, 2014, Forest recorded $154.1 million in pre-tax restructuring expenses, which was comprised of $74.9 million for the write down to fair value of certain facilities deemed held for sale as a result of Project Rejuvenate, $59.3 million for employee termination benefits, and $20.0 million for consulting and other fees.  These expenses were recorded in R&D expense and SG&A expense, as appropriate.

The liability balance for the cost savings initiative as of March 31, 2014 is as follows:

                                                                                                                    (In thousands)
	Post-Employment Benefits	Consulting Fees & Other	Total
Beginning Balance as of October 1, 2013	$-	$-	$-
Expenses	59,273	19,953	79,226
Cash Payments	(2,384)	(10,034)	(12,418)
Balance as of March 31, 2014	$56,889	$9,919	$66,808

In addition to Project Rejuvenate, the Company recognized $16.5 million of post-employment benefits related to the Aptalis integration during the fiscal fourth quarter.  As of March 31, 2014, the Company has a liability balance of $7.3 million related to employee termination costs in connection with the Aptalis integration.

19. Actavis transaction:

On February 17, 2014, the Company and Actavis plc (Actavis), a company incorporated under the laws of Ireland, entered into an Agreement and Plan of Merger (the Merger), dated as of February 17, 2014 (the Merger Agreement), pursuant to which Actavis has agreed, subject to the terms and conditions thereof, to acquire the Company.  As a result of the Merger, the Company will become a wholly owned subsidiary of Actavis.  The merger is expected to close during the second half of calendar 2014.

The Merger Agreement provides that, upon completion of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Merger (other than dissenting shares) will be converted into the right to receive, at the election of the holder thereof: (1) a combination of $26.04 in cash plus 0.3306 Actavis ordinary shares (the Mixed Election Consideration); (2) $86.81 in cash (the Cash Election Consideration); or (3) 0.4723 Actavis ordinary shares (the Stock Election Consideration).  Shares of Company common stock with respect to which no election is made will receive the Mixed Election Consideration.  Stockholders who make the Cash Election or the Stock Election will be subject to proration to ensure that the total amount of cash paid and the total number of Actavis shares issued to Forest shareholders as a whole are equal to the total amount of cash and number of Actavis shares that would have been paid and issued if all Forest shareholders received the Mixed Election consideration.

Each of Actavis’ and Forest’s obligation to consummate the Merger is subject to a number of conditions, including, among others, the following: (i) approval of Actavis shareholders of the issuance of Actavis shares, (ii) approval of Forest stockholders of the adoption of the Merger Agreement, (iii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and receipt of any approvals required thereunder and under applicable foreign antitrust laws having been obtained, (iv) the shares of Actavis to be issued in the Merger being approved for listing on the New York Stock Exchange, (v) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (vi) absence of specified adverse laws or orders, (vii) an Irish prospectus with respect to the Actavis shares to be issued (if required by Irish law) in the Merger being approved by the Central Bank of Ireland and made available to the public in accordance with Irish prospectus law, (viii) material compliance by the other party with its covenants and (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement.

The Merger Agreement contains certain customary termination rights, including, among others, (a) the right of either Actavis or Forest to terminate the Merger Agreement if Forest’s stockholders fail to adopt the Merger Agreement or if Actavis’ shareholders fail to approve the issuance of Actavis shares, (b) the right of either Actavis or Forest to terminate the Merger Agreement if the board of directors of the other party changes its recommendation with respect to the transaction, (c) the right of either Actavis or Forest to terminate the Merger Agreement if the Merger has not occurred by six months after the date of the Merger Agreement (the Outside Date), subject to certain conditions, provided that the Outside Date may be extended by up to an additional four months in certain circumstances, and (d) the right of either Actavis or Forest to terminate the Merger Agreement due to a material breach by the other party of any of its representations, warranties or covenants which would result in the closing conditions not being satisfied, subject to certain conditions.

20. Subsequent events:

On April 28, 2014, the Company entered into a definitive agreement to acquire Furiex Pharmaceuticals, Inc. (Furiex) for $1.1 billion in cash and up to $30 per share in contingent value rights.    Through the acquisition of Furiex, a drug development collaboration company based in the U.S., the Company will have access to Furiex’s leading drug candidate, eluxadoline, a locally-acting mu opioid receptor agonist and a delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d).  Eluxadoline and other products acquired will compliment and build on the Company’s GI therapeutic business.

SCHEDULE II
FOREST LABORATORIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance at beginning of period	Balances acquired (i)	Additions	Deductions		Balance at end of period

Year ended March 31, 2014:

Allowance for doubtful accounts	$2,003	$-	$30	$2	(ii)	$2,031
Allowance for cash discounts	9,241	1,461	93,227	92,302	(iii)	11,627
Inventory reserve	18,441	-	17,002	5,967	(ii)	29,476

Year ended March 31, 2013:

Allowance for doubtful accounts	$2,290	$-	$27	$314	(ii)	$2,003
Allowance for cash discounts	8,156	-	73,430	72,345	(iii)	9,241
Inventory reserve	23,785	-	1,000	6,344	(ii)	18,441

Year ended March 31, 2012:

Allowance for doubtful accounts	$2,298	$-	$49	$57	(ii)	$2,290
Allowance for cash discounts	13,985	-	107,892	113,721	(iii)	8,156
Inventory reserve	16,743	-	8,042	1,000	(ii)	23,785

(i) Represents balance acquired as part of Aptalis acquisition.
(ii) Represents actual amounts written off.
(iii) Represents cash discounts given.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following sets forth certain information as of March 31, 2014 with respect to our compensation plans under which Forest securities may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	15,143,860	$35.77	(2)	31,602,773
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	15,143,860	$35.77		31,602,773

(1)
Total includes 965,705 performance-based restricted stock units (PSUs), which are earned after a three year period based on achievement of financial objectives established by the Compensation Committee at the time of grant, and settled in shares of Company common stock.  While actual payments pursuant to PSUs may range between 0% to 200% of the targeted number of shares covered by the PSUs, the table assumes that the PSUs will be paid out at the maximum of the targeted level, which the reflects the number of shares reserved for issuance in connection with the PSUs.

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

(a)(2)	The following consolidated financial statements of the Company and its subsidiaries are found at Item 8:
Consolidated Balance Sheet – March 31, 2014 and 2013
Consolidated Statements of Operations – Years Ended March 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income (Loss) – Years Ended March 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity – Years Ended March 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows – Years Ended March 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

(a)(3)	Exhibits:
2.1
Agreement and Plan of Merger, dated as of February 17, 2014, by and among Actavis plc, Tango US Holdings Inc., Tango Merger Sub 1 LLC, Tango Merger Sub 2 LLC and Forest Laboratories, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed February 19, 2014 (February 19, 2014 8-K).†

2.2
Agreement and Plan of Merger, dated as of January 7, 2014, by and among FRX Churchill Holdings, Inc., FRX Churchill Sub, Inc., Forest Laboratories, Inc. and Aptalis Holdings, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed January 8, 2014 (January 8, 2014 8-K).

2.3
Agreement and Plan of Merger dated February 22, 2011, among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed February 25, 2011 (February 25, 2011 8-K).†

2.4
Amendment No. 1 dated as of April 4, 2011, to the Agreement and Plan of Merger among FL Holding C.V., Magnolia Acquisition Corp., Forest Laboratories, Inc. and Clinical Data, Inc. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 0-12943) filed April 4, 2011.

3.1	Articles of Incorporation of Forest, as amended and restated. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2008.

3.2
Bylaws of Forest Laboratories, Inc., as amended September 9, 2013.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed September 13, 2013 (September 13, 2013 8-K).

3.3
Certificate of Designations for Forest Laboratories, Inc. Series B Junior Participating Preferred Stock. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 28, 2012.

4.1
Indenture for the 4.375% Senior Notes, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed February 3, 2014 (February 3, 2014 8-K).

4.2
Indenture for the 4.875% Senior Notes, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to the February 3, 2014 8-K.

4.3
Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed December 11, 2013 (December 11, 2013 8-K).

4.4
Rights Agreement, dated as of August 27, 2012, between Forest Laboratories, Inc. and Computershare Shareowner Services LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed August 28, 2012.

Material Contracts
10.1
Benefit Continuation Agreement dated as of December 1, 1989 between Forest and Howard Solomon. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 1990 (1990 l0-K). ††

10.2	Benefit Continuation Agreement dated as of May 27, 1990 between Forest and Kenneth E. Goodman. Incorporated by reference to the 1990 10-K. ††

10.3
Amended and Restated Change of Control Employment Agreement between Forest and Howard Solomon dated October 29, 2008. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended December 31, 2008 (December 31, 2008 10-Q). ††

10.4	Letter Agreement dated May 22, 2013 between Forest and Howard Solomon. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed May 24, 2013. ††

10.5	Amended and Restated Change of Control Employment Agreement between Forest and Elaine Hochberg dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q. ††

10.6
Letter Agreement dated as of September 6, 2004 between Forest and Francis I. Perier, Jr.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 5, 2004. ††

10.7	Amended and Restated Change of Control Employment Agreement between Forest and Francis I. Perier, Jr. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q. ††

10.8
Letter Agreement dated June 15, 2007 between Forest and Dr. Marco Taglietti.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2009. ††

10.9	Amended and Restated Change of Control Employment Agreement between Forest and Marco Taglietti, M.D. dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q. ††

10.10	Amended and Restated Change of Control Employment Agreement between Forest and Frank Murdolo dated October 29, 2008. Incorporated by reference to the December 31, 2008 10-Q. ††

10.11
Consultant Services Letter Agreement, as amended and restated April 22, 2013, between Forest Laboratories, Inc. and Dr. Lawrence S. Olanoff. Incorporated by reference to the Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2013. ††

10.12	Letter Agreement between Forest Laboratories, Inc. and Brenton L. Saunders dated September 11, 2013. Incorporated by reference to the September 13, 2013 8-K. ††

10.13
Stock Purchase Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed October 4, 2013 (October 4, 2013 8-K).

10.14	Employee Restricted Stock Agreement (Time-Based) granted to Brenton L. Saunders on October 1, 2013. Incorporated by reference to the October 4, 2013 8-K. ††

10.15	Change of Control Employment Agreement between Forest and Brenton L. Saunders dated October 1, 2013. Incorporated by reference to the October 4, 2013 8-K. ††

10.16	Amendment to Employment Agreement, dated as of February 16, 2014, by and between Forest Laboratories, Inc. and Brenton L. Saunders. Incorporated by reference to the February 19, 2014 8-K. ††

10.17
Letter Agreement, dated October 27, 2013, between Forest and A. Robert D. Bailey. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended December 31, 2013 (December 31, 2013 10-Q). ††

10.18	Stock Purchase Agreement between Forest and A. Robert D. Bailey dated November 12, 2013. Incorporated by reference to the December 31, 2013 10-Q.

10.19	Change of Control Employment Agreement, dated November 12, 2013, between Forest and A. Robert D. Bailey. Incorporated by reference to the December 31, 2013 10-Q. ††

10.20	Amendment to Employment Agreement, dated February 16, 2014, between Forest and A. Robert D. Bailey. ††

10.21	Letter Agreement, dated October 11, 2013, between Forest and John Alex Kelly. Incorporated by reference to the December 31, 2013 10-Q. ††

10.22	Change of Control Employment Agreement, dated October 24, 2013, between Forest and John Alex Kelly. Incorporated by reference to the December 31, 2013 10-Q. ††

10.23	Amendment to Employment Agreement, dated February 16, 2014, between Forest and John Alex Kelly. ††

10.24	Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest and William Meury. Incorporated by reference to the December 31, 2013 10-Q. ††

10.25	Letter Agreement, dated March 12, 2003, between Forest and Kevin Walsh. Incorporated by reference to the December 31, 2013 10-Q. ††

10.26	Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest and Kevin Walsh. Incorporated by reference to the December 31, 2013 10-Q. ††

10.27	Change of Control Employment Agreement, dated January 1, 2011, between Forest and Joseph Zimmerman. Incorporated by reference to the December 31, 2013 10-Q. ††

10.28	Letter Agreement, dated December 19, 2013, between Forest and Karen Ling. Incorporated by reference to the December 31, 2013 10-Q. ††

10.29	Stock Purchase Agreement, dated January 21, 2014 between Forest and Karen Ling.

10.30	Change of Control Employment Agreement, dated February 7, 2014, between Forest and Karen Ling. ††

10.31	Amendment to Employment Agreement, dated February 16, 2014, between Forest and Karen Ling. ††

10.32	Employee Restricted Stock Agreement (Time-Based) granted to Karen Ling on January 21, 2014. ††

10.33	Employee Stock Option Agreement granted to Karen Ling on January 21, 2014. ††

10.34	Employee Stock Unit Agreement (Time-Based) granted to Karen Ling on January 21, 2014. ††

10.35	2000 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2000. ††

10.36	2004 Stock Option Plan of Forest Laboratories, Inc. Incorporated by reference to Forest's Proxy Statement (Commission File No. 1-5438) for the fiscal year ended March 31, 2004. ††

10.37	2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed on August 21, 2013. ††

10.38
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Form S-8 on Registration Statement No. 333-145415 filed August 14, 2007. ††

10.39
Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2007 (September 30, 2007 10-Q). ††

10.40
Form of Employee Restricted Stock Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2008 (2008 10-K). ††

10.41	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to the September 30, 2007 10-Q. ††

10.42
Form of Employee Stock Unit Agreement (Time-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012. ††

10.43
Form of Employee Stock Unit Agreement (Performance-Based) under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012. ††

10.44
Forest Laboratories, Inc. Annual Incentive Compensation Plan.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2012. ††

10.45	Forest Corporate Officer Severance Benefit Plan and Summary Plan Description. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed November 4, 2013. ††

10.46
Credit Agreement, dated December 7, 2007, by and among Forest Laboratories, Inc., Forest Laboratories Holdings Limited, Forest Laboratories Ireland Limited, Forest Finance B.V., Forest Laboratories UK Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed December 13, 2007.

10.47
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

10.48
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

10.49
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

10.50
Registration Rights Agreement, dated as of January 31, 2014, by and among Forest Laboratories, Inc., as issuer, and Morgan Stanley & Co. LLC, as representative of the initial purchasers. Incorporated by reference to the February 3, 2014 8-K.

10.51
Registration Rights Agreement, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers. Incorporated by reference to the December 11, 2013 8-K.

10.52	Commitment Letter, dated as of January 7, 2014, among Forest Laboratories, Inc. and Morgan Stanley Senior Funding, Inc. Incorporated by reference to the January 8, 2014 8-K.

10.53
Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended September 30, 2010 (September 30, 2010 10-Q).

10.54
Plea Agreement dated September 15, 2010 among the U.S. Attorney for the District of Massachusetts, the U.S. Department of Justice, and Forest Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2010 10-Q.

10.55
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

10.56
Fixed Dollar Collared Accelerated Share Repurchase Transaction dated June 3, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co. LLC.  Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed June 9, 2011.

10.57
Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement dated August 15, 2011 between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011 (September 30, 2011 10-Q).

10.58
Fixed Dollar Collared Accelerated Share Repurchase Transaction Agreement dated June 3, 2011, as amended and restated on August 15, 2011, between Forest Laboratories, Inc. and Morgan Stanley & Co.  Incorporated by reference to September 30, 2011 10-Q.

10.59
Co-Promotion Agreement dated December 10, 2001 by and between Sankyo Pharma Inc. and Forest Laboratories, Inc.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2002 (2002 10-K).*

10.60	S-Enantiomer License Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.61	S-Enantiomer Supply Agreement dated May 29, 2002 by and between Forest Laboratories Ireland Limited and H. Lundbeck A/S. Incorporated by reference to the 2002 10-K.*

10.62
Settlement Agreement by and between Forest Laboratories, Inc., Forest Laboratories Holdings Limited and H. Lundbeck A/S and Alphapharm Pty Ltd. effective October 3, 2005.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the fiscal quarter ended December 31, 2005.*

10.63
Settlement Agreement among Forest Laboratories, Inc., H. Lundbeck A/S, Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated July 10, 2009.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

10.64
License and Cooperation Agreement dated June 28, 2000 by and between Merz & Co. GmbH and Forest Laboratories Ireland Limited.  Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004.*

10.65
License and Collaboration Agreement (the Cypress License) dated January 9, 2004 between the Registrant and Cypress Bioscience, Inc. (Cypress) filed as Exhibit 10.26 to Cypress’s Annual Report on the Form 10-K (Commission File No. 0-12943) of Cypress for the year ended December 31, 2003 (Cypress 2003 10-K).*

10.66	Side Letter dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.27 to the Cypress 2003 10-K.*

10.67	Letter Agreement dated January 9, 2004 among the Registrant, Cypress and Pierre Fabre Médicament filed as Exhibit 10.28 to the Cypress 2003 10-K.*

10.68	Amendment to the Cypress License filed as Exhibit 10.1 to Cypress’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended June 30, 2005.*

10.69	License Agreement dated September 30, 2003 by and between Takeda Chemical Industries, Ltd. and Peninsula Pharmaceuticals, Inc. Incorporated by reference to the 2011 10-K.*

10.70
First Amendment to Agreement dated November 4, 2004 by and between Takeda Pharmaceutical Company Limited (f/k/a Takeda Chemical Industries, Ltd.) and Peninsula Pharmaceuticals, Inc. Incorporated by reference to the 2011 10-K.

10.71
Second Amendment to Agreement dated November 19, 2007 by and among Takeda Pharmaceutical Company Limited, Cerexa Inc. and Forest Laboratories Holdings Limited.  Incorporated by reference to the 2011 10-K.*

10.72	License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. Incorporated by reference to the September 30, 2011 10-Q.*

10.73
Collaboration and Distribution Agreement dated August 7, 2009 by and between Nycomed GmbH and Forest Laboratories Holdings Limited.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No, 1-5438) for the quarter ended December 31, 2011. *

10.74
License, Development, Commercialisation and Cooperation Agreement, dated as of April 7, 2006 and as amended to date, by and between Almirall Prodesfarma, S.A. and Forest Laboratories Holdings Limited.  Incorporated by reference to Forest’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended December 31, 2012.*

10.75
Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc. Incorporated by reference to Forest’s Annual Report on Form 10-K/A (Commission File No. 1-5438) for the fiscal year ended March 31, 2013.*

10.76
Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holdings Limited. Incorporated by reference to Forest’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012.*

10.77
Nomination and Standstill Agreement, dated June 10, 2013 by and between Forest, Carl C. Icahn, Vincent J. Intrieri, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. Incorporated by reference to Forest’s Current Report on Form 8-K (Commission File No. 1-5438) filed June 11, 2013.

10.78
Asset Purchase Agreement, dated as of November 29, 2013, as amended on January 9, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Holdings Limited. Incorporated by reference to the December 31, 2013 10-Q.*†

10.79	License Agreement, dated as of January 10, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Holdings Limited. Incorporated by reference to the December 31, 2013 10-Q.*

10.80	Supply Agreement, dated as of January 10, 2014, by and between Merck Sharp & Dohme BV, and Forest Laboratories Ireland Limited. Incorporated by reference to the December 31, 2013 10-Q.*

10.81
Amended and Restated Patent and Know-How License Agreement, dated December 17, 2013, by and between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited. Incorporated by reference to the December 31, 2013 10-Q.*

10.82
Amended and Restated Trademark License Agreement, dated December 17, 2013, between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited. Incorporated by reference to the December 31, 2013 10-Q.*

10.83
Amended and Restated Purchase and Supply Agreement, dated December 17, 2013, between Pierre Fabre Médicament SAS, and Forest Laboratories Holdings Limited. Incorporated by reference to the December 31, 2013 10-Q.*

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

**Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets – March 31, 2014 and 2013, (ii) Consolidated Statements of Operations – years ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) – years ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity – years ended March 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows  – years ended March 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

†† Denotes Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Forest has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2014
FOREST LABORATORIES, INC. By: /s/ Brenton L. Saunders Brenton L. Saunders Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Forest and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Brenton L. Saunders Brenton L. Saunders	Chief Executive Officer and President	May 30, 2014
PRINCIPAL FINANCIAL OFFICER:
/s/ Francis I. Perier, Jr. Francis I. Perier, Jr.	Executive Vice President, Chief Financial Officer	May 30, 2014
PRINCIPAL ACCOUNTING OFFICER:
/s/ Rita Weinberger Rita Weinberger	V.P Controller and Principal Accounting Officer	May 30, 2014
DIRECTORS:
/s/ Howard Solomon Howard Solomon	Chairman of the Board and Director	May 30, 2014
/s/ Nesli Basgoz Nesli Basgoz	Director	May 30, 2014
/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	May 30, 2014
/s/ Kenneth E. Goodman Kenneth E. Goodman	Director	May 30, 2014
/s/ Vincent Intrieri Vincent Intrieri	Director	May 30, 2014
/s/ Pierre Legault Pierre Legault	Director	May 30, 2014
/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	May 30, 2014
/s/ Lawrence S. Olanoff Lawrence S. Olanoff	Director	May 30, 2014
/s/ Lester B. Salans Lester B. Salans	Director	May 30, 2014
/s/ Brenton L. Saunders Brenton L. Saunders	Director	May 30, 2014
/s/ Peter J. Zimetbaum Peter J. Zimetbaum	Director	May 30, 2014